Form 10-Q
period 2016-03-31
American Renal Associates Holdings, Inc.
filed 2016-05-16
CIK 1498068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-37751

American Renal Associates Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-2170749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

500 Cummings Center Beverly, Massachusetts	01915
(Address of principal executive offices)	(Zip code)

(978) 922-3080

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2016 there were 22,219,803 shares of the registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to "estimates," "expects," "contemplates," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "may," "should" and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed under “Risk Factors” in the Company’s prospectus (the “Prospectus”), dated April 20, 2016, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-206686), as amended (the “Registration Statement”), and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following: may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

●	decline in the number of patients with commercial insurance or decline in commercial payor reimbursement rates;

●	reduction of government-based payor reimbursement rates or insufficient rate increases or adjustments that do not cover all of our operating costs;

●	our ability to successfully develop de novo clinics, acquire existing clinics and attract new physician partners;

●	our ability to compete effectively in the dialysis services industry;

●	the performance of our joint venture subsidiaries and their ability to make distributions to us;

●	changes to the Medicare ESRD program that could affect reimbursement rates and evaluation criteria, as well as changes in Medicaid or other non-Medicare government programs or payment rates;

●	federal or state healthcare laws that could adversely affect us;

●

our ability to comply with all of the complex federal, state and local government regulations that apply to our business, including those in connection with federal and state anti-kickback laws and state laws prohibiting the corporate practice of medicine or fee-splitting;

●	heightened federal and state investigations and enforcement efforts;

●	changes in the availability and cost of erythropoietin-stimulating agents (“ESAs”) and other pharmaceuticals used in our business;

●	development of new technologies that could decrease the need for dialysis services or decrease our in-center patient population;

●	our ability to correctly estimate the amount of revenues that we recognize in a reporting period;

●	our ability to timely and accurately bill for our services and meet payor billing requirements;

●

claims and losses relating to malpractice, professional liability and other matters; the sufficiency of our insurance coverage for those claims and rising insurances costs; and any negative publicity or reputational damage arising from such matters;

●	loss of any members of our senior management;

●	damage to our reputation or our brand and our ability to maintain brand recognition;

●	our ability to maintain relationships with our medical directors and renew our medical director agreements;

●	shortages of qualified skilled clinical personnel, or higher than normal turnover rates;

●	competition and consolidation in the dialysis services industry;

●	deteriorations in economic conditions, particularly in states where we operate a large number of clinics, or disruptions in the financial markets;

●	the participation of our physician partners in material strategic and operating decisions and our ability to favorably resolve any disputes;

●	our ability to honor obligations under the joint venture operating agreements with our physician partners were they to exercise certain put rights and other rights;

●	unauthorized disclosure of personally identifiable, protected health or other sensitive or confidential information;

●	our ability to meet our obligations and comply with restrictions under our substantial level of indebtedness; and

●	the ability of our principal stockholder, whose interests may conflict with yours, to strongly influence or effectively control our corporate decisions after the completion of the IPO.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q. You should evaluate all forward-looking statements made in this Form 10-Q in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and other factors referenced above, many of which are beyond our control, may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

		ProForma (Note 1)
	March 31, 2016	March 31, 2016	December 31, 2015
	(Unaudited)	(Unaudited)
Assets
Cash	$95,965	$67,079	$90,988
Accounts receivable, less allowance for doubtful accounts of $7,949 and $7,435, respectively	75,831	75,831	76,919
Inventories	5,515	5,515	4,291
Prepaid expenses and other current assets	19,507	19,507	18,863
Income tax receivable	2,661	2,661	2,686
Total current assets	199,479	170,593	193,747
Property and equipment, net of accumulated depreciation of $144,733 and $138,163, respectively	151,204	151,204	142,701
Intangible assets, net of accumulated depreciation of $22,466 and $22,378, respectively	25,877	25,877	25,662
Other long-term assets	6,574	6,574	6,850
Goodwill	569,315	569,315	569,318
Total assets	$952,449	$923,563	$938,278

Liabilities and Equity
Accounts payable	$23,857	$23,857	$22,571
Accrued compensation and benefits	21,496	21,496	22,504
Accrued expenses and other current liabilities	31,110	31,110	26,788
Current portion of long-term debt	27,171	34,961	25,610
Total current liabilities	103,634	111,424	97,473
Long-term debt, less current portion	661,369	679,714	657,372
Other long-term liabilities	9,927	9,927	9,483
Deferred tax liabilities	15,096	15,096	15,029
Total Liabilities	790,026	816,161	779,357
Commitments and contingencies (Note 12)
Noncontrolling interests subject to put provisions	107,414	107,414	108,211
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued
Common stock, $0.01 par value, 29,770,000 shares authorized, 22,213,967 issued and outstanding	98	98	98
Additional paid-in capital	457	457	—
Receivable from noncontrolling interests	(605)	(605)	(529)
Accumulated deficit	(124,505)	(179,526)	(128,261)
Accumulated other comprehensive loss, net of tax	(401)	(401)	(501)
Total American Renal Associates Holdings, Inc. deficit	(124,956)	(179,977)	(129,193)
Noncontrolling interests not subject to put provisions	179,965	179,965	179,903
Total equity	55,009	(12)	50,710
Total liabilities and equity	$952,449	$923,563	$938,278

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2016	2015

Patient service operating revenues	$173,554	$150,344
Provision for uncollectible accounts	(1,423)	(1,021)
Net patient service operating revenues	172,131	149,323
Operating expenses:
Patient care costs	105,455	92,130
General and administrative	21,499	17,203
Transaction-related costs (Note 13)	24	—
Depreciation and amortization	7,677	7,741
Total operating expenses	134,655	117,074
Operating income	37,476	32,249
Interest expense, net	(12,258)	(11,462)
Income before income taxes	25,218	20,787
Income tax expense	2,661	2,207
Net income	22,557	18,580
Less: Net income attributable to noncontrolling interests	(18,801)	(15,704)
Net income attributable to American Renal Associates Holdings, Inc.	$3,756	$2,876
Earnings per share:
Basic	$0.17	$0.13
Diluted	$0.16	$0.13
Weighted-average number of common shares outstanding
Basic	22,213,967	22,107,409
Diluted	22,785,670	22,609,455
Pro forma earnings per share (Note 10)
Basic	$0.16
Diluted	$0.15
Pro forma earnings per share (Note10)
Basic	23,818,366
Diluted	24,390,069

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2016	2015

Net income	$22,557	$18,580
Unrealized gain (loss) on interest rate swap, net of tax	100	(574)
Total comprehensive income	22,657	18,006
Less: Comprehensive income attributable to noncontrolling interests	(18,801)	(15,704)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$3,856	$2,302

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
					Receivable
	Noncontrolling				from		Accumulated		Noncontrolling
	Interests			Additional	Noncontrolling		Other		Interests not
	subject to put	Common Stock		Paid-in	Interest	Accumulated	Comprehensive		subject to put
	provisions	Shares	Par Value	Capital	Holders	Deficit	Income (loss)	Total	provisions
Balance at December 31, 2015	$108,211	22,213,967	$98	$—	$(529)	$(128,261)	$(501)	$(129,193)	$179,903
Net income	4,077	—	—	—	—	3,756	—	3,756	14,724
Stock-based compensation	—	—	—	386	—	—	—	386	—
Excess tax benefits from stock option exercises	—	—	—	15	—	—	—	15	—
Distributions to noncontrolling interests	(5,630)	—	—	—	—	—	—	—	(15,810)
Contributions from noncontrolling interests	812	—	—	—	(76)	—	—	(76)	1,148
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	100	100	—
Change in fair value of noncontrolling interests	(56)	—	—	56	—	—	—	56	—
Balance at March 31, 2016	$107,414	22,213,967	$98	$457	$(605)	$(124,505)	$(401)	$(124,956)	$179,965

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
Operating activities	2016	2015
Net income	$22,557	$18,580
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,677	7,741
Amortization of discounts, fees and deferred financing costs	797	715
Stock-based compensation	386	283
Excess tax benefit for stock options exercised, net	(15)	—
Deferred taxes	67	1,815
Non-cash charge related to interest rate swap	623	400
Non-cash rent charges	512	67
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,088	(5,243)
Inventories	(1,224)	138
Prepaid expenses and other current assets	(152)	2,088
Other assets	(18)	(909)
Accounts payable	1,286	(1,002)
Accrued compensation and benefits	(1,008)	2,662
Accrued expenses and other liabilities	3,985	258
Cash provided by operating activities	36,561	27,593

Investing activities
Purchases of property, equipment and intangible assets	(16,396)	(10,997)
Cash paid for acquisitions	—	(600)
Cash used in investing activities	(16,396)	(11,597)

Financing activities
Proceeds from term loans	12,282	5,895
Payments on long-term debt	(7,462)	(4,175)
Payments on capital lease obligations	—	(5)
Excess tax benefit from stock option exercises	15	—
Payments of deferred offering costs	(467)
Common stock repurchases for tax withholdings of net settlement equity awards	—	(52)
Distributions to noncontrolling interests	(21,440)	(18,157)
Contributions from noncontrolling interests	1,884	1,350
Purchases of noncontrolling interests	—	(2,474)
Proceeds from sales of additional noncontrolling interests	—	250
Cash used in financing activities	(15,188)	(17,368)

Increase (Decrease) in cash	4,977	(1,372)
Cash at beginning of period	90,988	61,475
Cash at end of period	$95,965	$60,103

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$193	$393
Cash paid for interest	10,581	10,275
Supplemental Disclosure of Non-Cash Flow Information
Accrued offering costs	680	—

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND ORGANIZATION

Business

American Renal Associates Holdings, Inc. (“ARAH” or “the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of capital stock of American Renal Holdings Inc. All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries (“ARH”).

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of March 31, 2016, the Company owned and operated 194 dialysis clinics treating 13,420 patients in 25 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

On April 26, 2016, the Company completed an initial public offering (the “IPO”) pursuant to which the Company sold an aggregate of 8,625,000 shares of common stock at a public offering price of $22.00 per share. The net proceeds to the Company from its sale of shares of Common Stock in the IPO, after deducting underwriting discounts and before deducting estimated offering expenses, amounted to $176,942. The Company applied $165,635 of the net proceeds from the IPO toward repayment of outstanding amounts under its second lien credit facility, and funded the repayment in full of the outstanding balance with borrowings from its first lien credit facility, as amended, and cash on hand.  Refer to Note 13 – Subsequent Events.

Unaudited Pro Forma Balance Sheet Information

At the time of the Company's initial public offering, the Company paid a dividend to its pre-IPO stockholders of $28,886 in the aggregate, made adjustments to the exercise prices of options held by its pre-IPO option holders and/or made dividend equivalent payments to its pre-IPO option holders, and paid a dividend of $26,135 related to the transfer of loans receivable to a newly formed entity, Term Loan Holdings LLC (“NewCo”), to its pre-IPO option holders. The unaudited pro forma balance sheet gives effect to these payments as of March 31, 2016. This pro forma adjustment has been reflected as a decrease to cash, an increase to liabilities, and a reduction to retained earnings. Payroll tax expenses and other withholding obligations have not been included in the pro forma adjustment, as they are not considered material.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provides the Company with the ability to direct the activities of these entities and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of our wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of December 31, 2015 and related notes included in our final prospectus for the IPO dated April 20, 2016 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), with the SEC (the “Prospectus”).  Prior year balances and amounts have been reclassified to conform to the current year presentation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Common Stock Split

On April 7, 2016, the Company effected a 2.29 for-one stock split of its shares of common stock to shareholders of record as of April 7, 2016.  All shares and per share information has been retroactively adjusted to reflect the stock split.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer, the Chief Operating Officer and the President. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The ASU identifies areas for simplification involving several aspects of share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all organizations.  We are currently assessing the impact the adoption of ASU 2016-09 will have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) – Leases: Amendments to the FASB Accounting Standards Codification. The amendments require organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases with terms of more than twelve months. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and for interim periods within fiscal years beginning after December 15, 2020.  Early application is permitted for all organizations.  We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company has adopted this standard in the first quarter ending March 31, 2016 and applied it retrospectively for all periods presented.  Debt issuance costs associated with the line of credit arrangements of $709 are presented in Other long term assets on the Company’s Consolidated Balance Sheet as of December 31, 2015.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction form the carrying amount of that debt liability, consistent with debt discounts. The amendments are effective beginning January 1, 2016. Early adoption is permitted. The Company has adopted this standard in the first quarter ending March 31, 2016 and applied it retrospectively for all periods presented.  The impact of adopting the new accounting standard on the Company’s Consolidated Balance Sheet as of December 31, 2015, is a decrease in Other long-term assets and decrease in Long term debt of $1,191.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016. In July 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. In March 2016, the FASB issued ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability and net realizable value of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for bad debts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for bad debts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for bad debts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for bad debts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Receivables where the patient is primary payor make up less than 1% of the Company’s accounts receivable. It is the Company’s policy to reserve for a portion of these outstanding accounts receivable balances based on historical collection experience and for which collectability is determined to be unlikely.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

3. GOODWILL

Goodwill consisted of the following:

Goodwill
December 31, 2015	$569,318
Acquisition post-closing adjustment	(3)
March 31, 2016	$569,315

4. FAIR VALUE MEASUREMENTS

The Company’s interest rate swap agreements and noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

Level 1:  Financial instruments with unadjusted, quoted prices listed on active market exchanges.

Level 2:  Financial instruments determined using prices for recently traded financial instruments with similar underlying terms, as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:  Financial instruments not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2016.

Noncontrolling interests subject to put provisions—See Note 6 for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Interest rate swap agreements—See Note 7 for a discussion of the Company’s methodology for estimating fair value of interest rate swaps agreements.

Transfers are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Other long-term assets)	$3	$—	$3	$—
Liabilities
Interest rate swap agreements (included in Accrued expenses and other current liabilities)	$715	$—	$715	$—
Temporary Equity
Noncontrolling interests subject to put provisions	$107,414	$—	$—	$107,414

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Other long-term assets)	$238	$—	$238	$—
Liabilities
Interest rate swap agreements (included in Accrued expenses and other current liabilities	$426	$—	$426	$—
Temporary Equity
Noncontrolling interests subject to put provisions	$108,211	$—	$—	$108,211

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level II inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans at $376,292, second term lien loans at $233,788 and term loans at $81,760 as of March 31, 2016 as compared to the carrying amounts of $377,235,  $238,559 and $81,760, respectively. The Company estimates the fair value of the first lien term loans at $374,453, second lien term loans at $237,963 and term loans at $75,922 as of December 31, 2015 compared to the carrying amounts of $378,235,  $238,559 and $75,922, respectively. See Note 13 – Subsequent Events for a discussion of the Company’s repayment of the second lien term loans.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31,	December 31,
	2016	2015
Accrued compensation	$10,325	$13,041
Accrued vacation pay	11,171	9,463
	$21,496	$22,504

Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2016	2015
Payor refunds and retractions	$23,779	$20,506
Other	7,331	6,282
	$31,110	$26,788

6. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. Some of these puts have the potential to accelerate as a result of an initial public offering of the Company. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the appraised fair value as defined within the put provisions. The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (9.9% - 18.3%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	March 31,	December 31,
	2016	2015
Term B Loans issued March 22, 2013, principal payments of $1,000 and interest due quarterly at a variable rate (4.50% as of March 31, 2016) with a balloon payment due September 2019	$377,235	$378,235
Initial Term Loans issued March 22, 2013, interest due quarterly at a variable rate (8.50% as of March 31, 2016) with a balloon payment due March 2020	238,559	238,559
Term loans, principal and interest payable monthly at rates between 3.31% and 7.34% over varying periods through December 2023	60,072	59,578
Term loan, principal and interest payable monthly at rate of 3.57% through December 2017, with a balloon payment due January 2018	3,407	3,527
Lines of credit, interest payable monthly at rates between 3.15% and 5.93% converting to term at various maturity dates	18,282	12,818
	697,555	692,717
Less: discounts and fees, net of accumulated amortization	(9,015)	(9,735)
Less: current maturities	(27,171)	(25,610)
	$661,369	$657,372

Scheduled maturities of long-term debt as of March 31, 2016 are as follows for the periods ending December 31:

2016 (remainder)	$20,806
2017	25,132
2018	24,320
2019	380,643
2020	244,992
Thereafter	1,662
$697,555

First Lien Credit Agreement

Term B Loans

The Company issued $400,000 Term B Loans (the ‘‘Term B Loans’’) under the First Lien Credit Agreement at an offering price of 99.5%. The Term B Loans are secured, subject to certain exceptions, by (i) all of the Company’s

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

capital stock and (ii) substantially all of the assets of the Company’s wholly owned subsidiary guarantors, including the Company’s interests in its joint ventures. The Term B Loans are guaranteed by the Company. The Term B Loans bear interest at a rate equal to, at the Company’s option, either, (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% and (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, or (b) the Eurodollar base rate plus a margin of 3.25% subject to a floor of 1.25%. Principal payments of $1,000 and interest are payable quarterly at 4.50% per annum as of March 31, 2016. The Term B Loans are scheduled to mature in September 2019.

The Company may redeem the Term B Loans at its option, subject to certain notice periods, at a price equal to 100% of the aggregate principal amount of the Term B Loans plus accrued and unpaid interest.

Borrowings and commitments under the First Lien Credit Agreement are subject to prepayments in an amount equal to consolidated excess cash flow retained in the business (as defined) from the preceding fiscal year. There was no prepayment needed as of March 31, 2016.

Revolving Credit Facility

The Revolving Credit Facility of $50,000 is available through its maturity date of March 22, 2018. The Company is required to pay a commitment fee, 0.5% per annum, in respect of the unutilized revolving credit commitments. The Revolving Credit Facility is secured and guaranteed on the same basis as the Term B Loans. There were no borrowings outstanding under the Revolving Credit Facility as of March 31, 2016.

The Company has agreed in the Revolving Credit Facility that it will not permit the Consolidated Net Leverage Ratio (as defined) on the last day of any fiscal quarter to exceed the ratio set forth below opposite such period:

Period	Ratio
October 1, 2015 through September 30, 2016	7.00:1.00
October 1, 2016 through September 30, 2017	6.50:1.00
October 1, 2017 and thereafter	6.00:1.00

Second Lien Credit Agreement

The Company issued $240,000 Initial Term Loans under the Second Lien Credit Agreement (the ‘‘Initial Term Loans’’) at an offering price of 98.5%. The Initial Term Loans bear interest at a rate equal to, at the Company’s option, either, (a) an alternate base rate determined by reference to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% and (3) the Eurodollar rate applicable for a for a one-month interest period plus 1.00%, plus an applicable margin of 6.25%, or (b) the Eurodollar base rate plus a margin of 7.25% subject to a floor of 1.25%. Interest is payable quarterly at 8.50% per annum as of March 31, 2016. The Initial Term Loans are scheduled to mature in March 2020. The Initial Term Loans are secured, subject to certain exceptions, by (i) all of the Company’s capital stock and (ii) substantially all of the assets of the Company’s wholly owned subsidiary guarantors, including the Company’s interests in its joint ventures, on a second priority basis.

On April 26, 2016, the Company repaid in full all outstanding amounts under the Second Lien Credit Agreement.  Refer to Note 13 – Subsequent Events.

Interest Rate Swap Agreements

In May 2013, the Company entered into two interest rate swap agreements (the ‘‘Swaps’’) with notional amounts totaling $320,000, as a means of fixing the floating interest rate component on $400,000 of its variable-rate debt

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

under the Term B Loans. The Swaps are designated as a cash flow hedge, with a termination date of March 31, 2017. As a result of the application of hedge accounting treatment, to the extent the Swaps are effective the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Swaps are ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. We do not use derivative instruments for trading or speculative purposes. As of March 31, 2016 the interest rate swap was determined to be ineffective going forward.  Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $501, will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method.  The Company reclassified $100 previously recorded in accumulated other comprehensive loss into interest expense during the three months ended March 31, 2016.  The Company expects that the remaining $401 of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next 12 months.

As more fully described within Note 4, Fair Value of Financial Instruments, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swaps are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swaps would be materially different from the fair values currently reported.

8. INCOME TAXES

The income tax expense included in the accompanying consolidated statements of operations principally relates to the Company’s proportionate share of the pre-tax income of its majority-owned subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company’s effective income tax rate for the three months ended March 31, 2016 and 2015 was 10.55% and 10.62%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from our joint venture subsidiaries which are pass-through entities for income tax purposes.

9. STOCK-BASED COMPENSATION

For the three months ended March 31, 2016 and 2015, stock-based compensation expense was reflected in the accompanying consolidated statements of income as follows:

	Three Months Ended
	March 31,
	2016	2015
Patient care costs	$93	$59
General and administrative	293	247
Total stock-based compensation before tax	$386	$306
Income tax benefit	(154)	(122)

The Company did not grant any stock options during the three months ended March 31, 2016.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

10. EARNINGS PER SHARE

Basic earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended
	March 31,
	2016	2015
Basic
Net income	$3,756	$2,876
Weighted-average common shares outstanding	22,213,967	22,107,409
Earnings per share, basic	$0.17	$0.13
Diluted
Net income	$3,756	$2,876
Weighted-average common shares outstanding, basic	22,213,967	22,107,409
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	571,703	502,046
Weighted-average common shares outstanding, diluted	22,785,670	22,609,455
Earnings per share, diluted	$0.16	$0.13
Outstanding options excluded as impact would be anti-dilutive	116,937	8,574

Unaudited Pro Forma Earnings Per Share

              Staff Accounting Bulletin Topic 1.B.3 requires that pro forma basic and diluted earnings per share be presented giving effect to the number of shares whose proceeds would be used to replace capital when dividends exceed current year earnings. The pro forma as adjusted earnings per share and pro forma as adjusted equivalent shares which give effect to the deemed issuance of the number of shares that would be required to generate net proceeds sufficient to make a cash dividend payment of $28,886 in the aggregate to the Company's pre-IPO stockholders and a non-cash dividend distribution of $26,135 to the Company's pre-IPO stockholders. The number of shares that would be required to pay the dividend is based on the initial public offering price of $22.00 per share.

The following is a computation of pro forma basic and diluted earnings per share for the three months ended March 31, 2016:

The following is a computation of pro forma basic and diluted earnings per share for the three months ended March 31, 2016:
	Three Months Ended
	March 31, 2016
	Basic	Diluted
Net earnings attributable to American Renal Holdings, Inc.	$3,756	$3,756
Pro forma weighted-average number of common shares:
Weighted-average number of common shares	$22,213,967	$22,785,670
Additional pro forma shares required to be issued in offering necessary to pay dividend	1,604,399	1,604,399
Pro forma weighted-average number of common shares	23,818,366	24,390,069
Pro forma earnings per share	$0.16	$0.15

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

11. RELATED PARTY TRANSACTIONS

The Company entered into a transaction fee and advisory services agreement, dated as of May 7, 2010 (the “Advisory Services Agreement”), with Centerbridge Advisors, LLC (together with its affiliates, “Centerbridge”). Under the Advisory Services Agreement, Centerbridge agreed to provide certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA (as defined in the agreement), minus a personnel expense deduction, if applicable. During the three months ended March 31, 2016 and 2015, the Company recorded $457 and $435 of expense related to this agreement, respectively. Centerbridge was also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any fundamental or significant transactions, both as defined, in which Centerbridge is involved. In connection with the IPO, the Advisory Services Agreement was terminated.  See Note 13 – Subsequent Events.

In 2014, the Company entered into a revolving note agreement with an executive allowing for $2,000 of borrowing availability. The revolving note was recourse and was secured by a pledge of a portion of the Company’s common stock owned by the executive.  The note provided for interest at the Eurodollar base rate subject to a floor of 1.25% plus a margin of 3.25% and a maturity of 2019. On August 28, 2015, the Company agreed to forgive all indebtedness and accrued interest thereunder, and canceled the revolving note agreement with the executive. There were approximately $2,105 in outstanding borrowings and accrued interest which was expensed as transaction-related costs.

12. COMMITMENTS AND CONTINGENCIES

Professional Liability Coverage

The Company maintains professional liability insurance coverage on a claims-made basis. Under this type of policy, claims based on occurrences during its term, but reported subsequently, will be uninsured should the policy not be renewed or replaced with other coverage. Management expects to be able to obtain renewal or other coverage in future periods, and has accrued the estimated cost associated with coverage of past occurrences reported in subsequent periods.

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Regulatory

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of fraud and abuse statutes and regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations are subject to government review and interpretations, as well as regulatory actions unknown or unasserted at this time

13. SUBSEQUENT EVENTS

Amendment of Certificate of Incorporation

On April 7, 2016, the Company’s board of directors authorized the amendment of its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 300,000,000 shares of common stock, par value $0.01 per share. In addition, the amendment of the certificate of incorporation authorized the Company to effect a 2.29-for-one stock split of its outstanding common stock. The amendment became effective on April 7, 2016. Accordingly, all common share and per share amounts in these condensed consolidated financial statements have been adjusted to reflect the 2.29-for-one stock split as though it had occurred at the beginning of the initial period presented.

IPO

On April 26, 2016, the Company completed an initial public offering pursuant to which the Company sold an aggregate of 8,625,000 shares of common stock at a public offering price of $22.00 per share. The net proceeds to the Company from its sale of shares of Common Stock in the IPO, after deducting underwriting discounts and before deducting estimated offering expenses, amounted to $176,942. The Company applied $165,635 of the net proceeds from the IPO toward repayment of outstanding amounts under its second lien credit facility, and funded the repayment in full of the outstanding balance with borrowings from its first lien credit facility, as amended, and cash on hand.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into an income tax receivable agreement (“TRA”) for the benefit of the Company’s stockholders prior to the IPO (“pre-IPO stockholders”), which will provide for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016.

In connection with entering into the TRA, equitable adjustments were required by the terms of our equity incentive plans established after the Acquisition (as defined under “—Our Principal Stockholder” in the Prospectus) and, with respect to our other equity incentive plans established prior to the Acquisition, have been made at the discretion of our board of directors.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Clinic Loan Assignment and NewCo Distribution

On April 26, 2016, the Company transferred substantially all of the intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by our wholly owned operating subsidiary American Renal Associates LLC to NewCo, which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company.  The balance of such assigned clinic loans was $26,135 as of April 26, 2016.  As a result of the distribution of membership interests in NewCo, an entity holding the assigned clinic loans (the “NewCo Distributions”), the balance of such assigned clinic loans will be reflected on our consolidated balance sheet in future reporting periods.  Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture.  We guaranteed $13,840 of such assigned clinic loans as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.

In connection with the NewCo Distribution, the Company equitably adjusted outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2,533, of which $171 was paid to vested option holders and $2,362 is payable to unvested option holders when and if such options become vested.  In connection with the NewCo Distribution, equitable adjustments were required by the terms of our equity incentive plans established after the Acquisition (as defined under “—Our Principal Stockholder” in the Prospectus) and, with respect to our other equity incentive plans established prior to the Acquisition, have been made at the discretion of our board of directors.

Cash Dividend

On April 26, 2016, the Company paid a cash dividend to our pre-IPO stockholders of $28,886 in the aggregate and will make equitable adjustments in the form of cash dividend equivalent payments of $7,353 in the aggregate to its pre-IPO option holders, of which $1,098 has been paid to vested option holders and $6,255 is payable to unvested option holders when and if such unvested options become vested.

Amendments to and Repayment of Credit Facilities

On April 26, 2016, the Company entered into the first amendment (the “Amendment”) to the First Lien Credit Agreement. The Amendment increased the borrowing capacity under the first lien revolving credit facility by $50,000 to an aggregate amount of $100,000, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60,000 of incremental first lien term loans.  The Company incurred $2,382 of costs associated with these refinancing activities, of which $1,078 were charged as transaction costs and $1,334 were deferred upon execution of the Amendment.

The Company also applied $165,635 of the net proceeds from the IPO and cash on hand to repay the outstanding balance on the second lien term loans.  The write-off of deferred financing fees and discounts in the amount of $4,708 were charged as early extinguishment of debt upon repayment.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Capitalized IPO Costs

As of March 31, 2016 the Company had capitalized $6,173 of offering costs associated with the IPO, which were recorded in prepaid expenses and other current assets on the condensed consolidated balance sheet. Upon the completion of the IPO, these offering costs, in addition to any offering costs incurred subsequent to March 31, 2016, were reclassified to additional paid-in capital and offset against the IPO proceeds. For the three months ended March 31, 2016, the Company recognized $24 of offering costs associated with the IPO, which were recorded as transaction-related costs in the statement of operations.

2016 Omnibus Incentive Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. No awards have been granted by the Company under the 2016 Plan to date.

Termination of Transaction Fee and Advisory Services Agreement with Centerbridge

 In connection with the IPO, the Company and Centerbridge entered into an amendment to the Advisory Services Agreement to terminate the agreement (other than the expense reimbursement and indemnification provisions) upon the consummation of the IPO. Accordingly, as of April 26, 2016, the Company ceased to have any obligation to pay any management fees thereunder, other than accrued amounts as of the date of termination. No fee acceleration or lump sum payment occurred upon such termination, and no additional fees will be paid in connection with such termination or for any quarter thereafter.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the respective consolidated financial statements and related footnotes included in both Part I of this Form 10-Q and the Company’s prospectus (the “Prospectus”), dated April 20, 2016, filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-206686), as amended (the “Registration Statement”), as well as the section of the Prospectus entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations. On April 26, 2016, the Company completed the initial public offering (the “IPO”) of 8,625,000 shares of the common stock, par value $0.01 per share (the “Common Stock”) of the Company, for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts).

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section herein entitled “Special Note Regarding Forward-Looking Statements” and the section of the Prospectus entitled "Risk Factors.”  You should read these sections carefully.

Unless otherwise indicated or the context otherwise requires, references in this Form 10-Q  to "we," "our," "us" and the “Company” and similar terms refer to American Renal Associates Holdings, Inc. and its consolidated entities taken together as a whole, except where these terms refer to providers of dialysis services, in which case they refer to our dialysis clinic joint ventures, in which we have a controlling interest and our physician partners have the noncontrolling interest, or to the dialysis facilities owned by such joint venture companies, as applicable. References to "ARA" refer to American Renal Associates Holdings, Inc. and not any of its consolidated entities. References to "ARH" refer to American Renal Holdings Inc., an indirect wholly owned subsidiary of Holdings.

Executive Overview

We are the largest dialysis services provider in the United States focused exclusively on joint venture partnerships with physicians. We provide high-quality patient care and clinical outcomes through physicians, known as nephrologists, who specialize in treating patients suffering from end stage renal disease (“ESRD”). Our core values create a culture of clinical autonomy and operational accountability for our physician partners and staff members. We believe our joint venture model has helped us become one of the fastest-growing national dialysis services platforms, in terms of the growth rate of our non-acquired treatments since 2012.

We derive our patient service operating revenues from providing outpatient and inpatient dialysis treatments. The sources of these patient service operating revenues are principally government-based programs, including Medicare and Medicaid plans as well as commercial insurance plans. Substantially all of our payors (both government-based and commercial) have moved toward a bundled payment system of reimbursement, with a single lump-sum per treatment covering not only the dialysis treatment itself but also the ancillary items and services provided to a patient during the treatment, such as laboratory services and pharmaceuticals.

We operate our clinics exclusively through our JV model, in which we share the ownership and operational responsibility of our dialysis clinics with our nephrologist partners and other joint venture partners, while the providers of the majority of dialysis services in the United States operate through a combination of wholly owned subsidiaries and joint ventures. Each of our clinics is maintained as a separate joint venture in which generally we have the controlling interest and our nephrologist partners and other joint venture partners have a noncontrolling interest. We believe that our exclusive focus on a JV model makes us well-positioned to increase our market share by attracting nephrologists who are not only interested in our service platform but also want greater clinical autonomy and a potential return on capital investment associated with ownership of a noncontrolling interest in a dialysis clinic. We believe our JV model best aligns our interests with those of our nephrologist partners and their patients. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a vested stake in the quality, reputation and performance of the clinics. We believe that this enhances patient and staff satisfaction and retention, clinical outcomes, patient growth, and operational and financial performance.

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in December 2000. As of March 31, 2016, we had developed 145 de novo clinics and 49 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	March 31,
	2016	2015
De novo clinics(1)	2	1
Acquired clinics(2)	—	1
Total new clinics	2	2

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.3 to $1.7 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended March 31, 2016 and March 31, 2015 our development capital expenditures were $13.5 million and $9.1 million, respectively, representing 7.9% and 6.1% of our net revenues, respectively.

Our results of operations have been and will continue to be materially affected by the timing and number of de novo clinic openings and the amount of de novo clinic opening costs incurred. In particular, our patient care costs on an absolute basis and as a percentage of our patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. We consider a de novo clinic to be a “start-up clinic” until the first month it generates positive clinic-level EBITDA. We typically achieve positive clinic-level monthly EBITDA within, on average, six months after the first treatment at a clinic. However, approximately 15% of our de novo clinics have exceeded six months from first treatment to positive clinic-level monthly EBITDA, averaging approximately 12 months to positive clinic-level monthly EBITDA. Clinic-level EBITDA differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis.

Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2016	2	—	—	—	2
2015	1	5	6	4	16
2014	2	4	3	6	15
2013	1	3	2	11	17

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2012 to March 31, 2016, we added 137 dialysis stations to our existing clinics, representing nearly eight de novo clinics.

Acquired clinics. Our results of operations have been and will continue to be affected by the timing and number of our acquisitions. We have also grown through acquisitions of existing clinics. Our acquisition strategy is primarily driven by the quality of the nephrologist in the market. We opportunistically pursue select acquisitions in situations where we believe the clinic offers us an attractive opportunity to enter a new market or expand within an existing market. Acquiring an existing dialysis clinic requires a greater initial investment, but an acquired clinic contributes positively to our results of operations sooner than a de novo clinic. Acquisition integration costs are typically minimal compared with start-up costs in connection with opening de novo clinics.

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended March 31,
Source of Treatment Growth:	2016	2015
Non-acquired treatment growth(1)	14.4%	9.4%
Acquired treatment growth(2)	0.5%	4.7%
Total treatment growth	14.9%	14.1%

(1)

Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.

(2)	Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD program's bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. During the year ended December 31, 2014 and 2015, the Medicare ESRD PPS payment rates for our clinics were approximately $248 and $247, respectively, per treatment. The ESRD PPS final rule for 2016 released on October 29, 2015 (the "Final Rule") lowered the base rate from $239.43 to $230.39 and modified criteria for certain rate adjustments. Due to the various adjusters, we do not expect that the changes in the Medicare payment rates for 2016 will be material to us, although it is unclear whether the Final Rule will have the effect of increasing or decreasing the actual payment rate for some or all of our clinics. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients, although in some circumstances they are sufficient to cover such patient care costs. As a result, our ability to generate operating income is substantially dependent on revenues derived from commercial payors, which pay us either negotiated payment rates or based on our usual and customary fee schedule. Many commercial insurance programs have been moving towards a bundled payment system, which may not reimburse us for all of our operating costs, such as the cost of erythropoietin (“EPO”) and other pharmaceuticals.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor. For the three years ended December 31, 2015, commercial payors accounted for an average of approximately 13% of the treatments we performed. The mix of patients and treatments is largely driven by the overall economic environment, particularly unemployment.

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended March 31,
Source of Revenues:	2016	2015
Government-based and other(1)	57.5%	60.2%
Commercial and other(2)	42.5%	39.8%
	100.0%	100.0%

(1)

Principally Medicare and Medicaid. Also includes hospitals and patient pay.  “Patient pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

(2)	Principally commercial insurance companies. Also includes the VA.

Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals and medical supplies. The price of EPO supplied by Amgen increased for us in 2016 and such increase could adversely affect our operating results and financial condition. We may not have access to certain other ESAs that may be more cost-effective.  Furthermore, even if we do have access to other sources of ESAs, we cannot assure you that these alternatives would be cost-effective for us or work as effectively as EPO or Aranesp. Increased utilization of EPO or Aranesp for patients for whom the cost of ESAs is included in a bundled reimbursement rate could increase our operating costs without any increase in revenue. In addition, shortage of supplies, such as the current shortage of peritoneal dialysis solution affecting dialysis providers throughout the United States, could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above.

Seasonality

Our treatment volumes are sensitive to seasonal fluctuations due to generally fewer treatment days during the first quarter of the calendar year. Additionally, our patients are generally responsible for a greater percentage of the cost of their treatments during the early months of the year which may lead to lower total net revenues and lower net revenues per treatment during the early months of the year. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Future Charges

             The completion of the IPO will have effects on our results of operations and financial conditions. In connection with the IPO, our results of operations will be affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and the costs of complying with the other rules and regulations of the SEC and the New York Stock Exchange. In addition, when the available exemptions under the Jumpstart Our Business Startups Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements.

             As of March 31, 2016, we had approximately $14.2 million of unrecognized compensation costs related to unvested share-based compensation arrangements of which $9.7 million is attributable to share-based awards with market and performance conditions and $4.5 million is attributable to share-based awards with performance or time-based vesting. The compensation costs associated with time-based vesting awards are expected to be recognized as expense over a weighted average period of approximately three years. As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs will increase by a material amount, which we estimate will be approximately $48.6 million. We expect that these compensation costs, after giving effect to the modifications, will be recognized over a period of approximately 12 months.

             In addition, in connection with the distribution of membership interests in an entity holding assigned clinic loans (the “NewCo Distributions”), since the interest on these loans will no longer be eliminated in consolidation, we expect to incur additional interest expense. This increase in interest expense is expected to be offset by the reduction in interest expense as a result of the refinancing of our second lien term loans.

Upon the completion of the IPO, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which will provide for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions, as defined in the TRA. While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. See "Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement” in the Prospectus. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA initially and will calculate fair value of the TRA for future periods by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our initial public offering price, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability in the future would be recognized in our statement of operations as other income (expense) in future periods.

FTC Decision and Order

We are subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission. The Decision and Order was entered in 2007 following a nonpublic investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibits us for a period of ten years through October 17, 2017, without prior notice to the Federal Trade Commission from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick. These prohibitions are subject to a number of exceptions that permit us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied and intend to continue to comply with the terms of the Decision and Order and on September 24, 2014 we submitted an annual compliance report to the Federal Trade Commission. We do not believe that compliance with the Decision and Order will have a material impact on our revenues, earnings or cash flows.

Key Performance Indicators

We use a variety of financial and other information to evaluate our financial condition and operating performance. Some of this information is financial information that is prepared in accordance with GAAP, while other financial information, such as Adjusted EBITDA and Adjusted EBITDA-NCI, is not prepared in accordance with GAAP. The following table presents certain operating data, which we monitor as key performance indicators, for the periods indicated.

	Three Months Ended
	March 31,
Operating Data and Other Non-GAAP Financial Data:	2016	2015
Number of clinics (as of end of period)	194	177
Number of de novo clinics opened (during period)	2	1
Patients (as of end of period)	13,420	11,982
Number of treatments	482,666	419,966
Non-acquired treatment growth	14.4%	9.4%
Patient service operating revenues per treatment	$360	$358
Patient care costs per treatment	$218	$219
General and administrative expenses per treatment	$45	$41
Provision for uncollectible accounts per treatment	$3	$2
Adjusted EBITDA (including noncontrolling interests)(1)	$46,020	$40,731
Adjusted EBITDA-NCI (1)	$27,219	$25,027

(1)	See “Non-GAAP Financial Measures” below.

Number of Clinics

We track our number of clinics as an indicator of growth. The number of clinics as of the end of the period includes all opened de novo clinics, acquired clinics and existing clinics. See “—Key Factors Affecting Our Results of Operations—Clinic Growth and Start-Up Clinic Costs” for a discussion of clinic growth and start-up costs as a factor affecting our operating performance.

Patient Volume

The number of patients as of the end of the period is an indicator we use to assess our performance. Our patient volumes are correlated with our de novo clinic openings, and to a lesser extent, our marketing efforts and certain external factors, such as the overall economic environment. We believe that patients choose to get their dialysis services at one of our clinics due to their relationship with our physicians, as well as the quality of care, comfort and amenities and convenience of location and clinic hours.

Non-Acquired Treatments

We evaluate our operating performance based on the growth in number of non-acquired treatments, or treatments performed at our existing and de novo clinics, including those de novo clinics opened during the applicable period. Accordingly, our non-acquired treatment growth rate is affected by the timing and number of de novo clinic openings. We calculate non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics acquired during the applicable period, and expressing the resulting number as a percentage.

Per Treatment Metrics

We evaluate our patient service operating revenues, patient care costs, general and administrative expenses and provision for uncollectible accounts on a per treatment basis to assess our operational efficiency. We believe our disciplined revenue cycle management has contributed to the consistency of our historical results.

Non-GAAP Financial Measures

This quarterly report on Form 10-Q makes reference to certain Non-GAAP measures.  These non-GAAP measures are not recognized measures under U.S. GAAP and do not have a standardized meaning prescribed by U.S. GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest U.S. GAAP measure. These measures are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those U.S. GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of the Company’s financial information reported under U.S. GAAP. We use non-GAAP measures, such as Adjusted EBITDA and Adjusted EBITDA-NCI, to provide investors with a supplemental measure of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures.

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before income taxes, interest expense, depreciation and amortization, as adjusted for stock-based compensation, loss on early extinguishment of debt, transaction-related costs, income tax receivable agreement income and expense and management fees. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and understanding our operating performance in a manner similar to management. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the operational control of management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and you should not consider these items in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

●	do not include stock-based compensation expense;

●	do not include transaction-related costs;

●

do not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and ability to generate profits;

●	do not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

●	do not include income tax receivable agreement income and expense;

●	do not include certain income tax payments that represent a reduction in cash available to us; and

●	do not reflect changes in, or cash requirements for, our working capital needs.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

You should not consider Adjusted EBITDA and Adjusted EBITDA-NCI as alternatives to income from operations or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as alternatives to cash flows from operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity. This presentation of Adjusted EBITDA and Adjusted EBITDA-NCI may not be directly comparable to similarly titled measures of other companies, since not all companies use identical calculations.

The following table presents the reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net Income	$22,557	$18,580
Add:
Stock-based compensation	386	306
Depreciation and amortization	7,677	7,741
Interest expense, net	12,258	11,462
Income tax expense	2,661	2,207
Transaction-related costs(a)	24	—
Management fee(b)	457	435
Adjusted EBITDA (including noncontrolling interests)	46,020	40,731
Less: Net income attributable to noncontrolling interests	(18,801)	(15,704)
Adjusted EBITDA –NCI	$27,219	$25,027

(a)	Represents costs related to the Company’s IPO.

(b)	Represents management fees paid to Centerbridge. See “Note 11-Related Party Transactions.”

Components of Earnings

Net Patient Service Operating Revenues

Patient service operating revenues. The major component of our revenues, which we refer to as patient service operating revenues, is derived from dialysis services. Our patient service operating revenues primarily consist of reimbursement from government-based programs and other (Medicare, Medicaid, state workers’ compensation programs and hospitals) and commercial insurance payors and other (including the VA) for dialysis treatments and related services at our clinics. Patient service operating revenues are recognized as services are provided to patients. We maintain a usual and customary fee schedule for dialysis treatment and other patient services; however, actual collectible revenues are normally at a discount to the fee schedule. Medicare and Medicaid programs are billed at predetermined net realizable rates per treatment that are established by statute or regulation. Revenue for contracted payors is recorded at contracted rates and other payors are billed at usual and customary rates, and a contractual allowance is recorded to reflect the expected net realizable revenue for services provided.

Provision for uncollectible accounts. Patient service operating revenues are reduced by the provision for uncollectible revenues to arrive at net patient service operating revenues. Provision for uncollectible accounts represents reserves established for amounts for which patients are primarily responsible that we believe will not be collectible.

Contractual allowances, along with provisions for uncollectible amounts, are estimated based upon contractual terms, regulatory compliance and historical collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized.

Operating Expenses

Patient care costs. Patient care costs are those costs directly associated with operating and supporting our dialysis clinics. Patient care costs consist principally of salaries, wages and benefits, pharmaceuticals, medical supplies, facility costs and laboratory testing. Salaries, wages and benefits consist of compensation and benefits to staff at our clinics, including stock-based compensation expense. Salaries, wages and benefits also include certain labor costs associated with de novo clinic openings. Facility costs consist of rent and utilities and also include rent in connection with de novo clinic openings. Patient care costs also include medical director fees and insurance costs.

General and administrative expenses. General and administrative expenses generally consist of compensation and benefits to personnel at our corporate office for clinic and corporate administration, including accounting, billing and cash collection functions, as well as regulatory compliance and legal oversight; charitable contributions; and professional fees. General and administrative expenses also include stock-based compensation expense in connection with stock awards to our corporate officers and employees.

Depreciation and amortization. Depreciation and amortization expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives.

Operating Income

Operating income is equal to our net patient service operating revenues minus our operating expenses. Our operating income is impacted by the factors described above and reflects the effects of losses relating to our start up clinics.

Interest and Taxes

Interest expense, net. Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics.

Income tax expense. Income tax expense relates to our share of pre-tax income from our wholly owned subsidiaries and joint ventures as these entities are pass-through entities for tax purposes. We are not taxed on the share of pre-tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in our financial statements has not been presented net of income taxes attributable to these noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities. The net income attributable to owners of our consolidated entities, other than us, is classified within the line item Net income attributable to noncontrolling interests. See also ‘‘—Critical Accounting Policies and Estimates—Noncontrolling Interests.’’

Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended March 31,		Increase (Decrease)
				Percentage
	2016	2015	Amount	Change
Patient service operating revenues	$173,554	$150,344	$23,210	15.4%
Provision for uncollectible accounts	(1,423)	(1,021)	(402)	39.4%
Net patient service operating revenues	172,131	149,323	22,808	15.3%
Operating expenses:
Patient care costs	105,455	92,130	13,325	14.5%
General and administrative	21,499	17,203	4,296	25.0%
Transaction-related costs	24	—	24	100.0%
Depreciation and amortization	7,677	7,741	(64)	(0.8)%
Total operating expenses	134,655	117,074	17,581	15.0%
Operating income	37,476	32,249	5,227	16.2%
Interest expense, net	12,258	11,462	796	6.9%
Income before income taxes	25,218	20,787	4,431	21.3%
Income tax expense	2,661	2,207	454	20.6%
Net income	22,557	18,580	3,977	21.4%
Less: Net income attributable to noncontrolling interests	(18,801)	(15,704)	(3,097)	19.7%
Net income attributable to American Renal Associates Holdings, Inc.	$3,756	$2,876	$880	30.6%

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended March 31, 2016 were $173.6 million, an increase of 15.4% from $150.3 million for the three months ended March 31, 2015. The increase in patient service operating revenues was primarily due to an increase of approximately 14.9% in the number of dialysis treatments. The increase in treatments resulted principally from non-acquired treatment growth of 14.4% from existing clinics and de novo clinics. The Company estimates that the extra leap year day during the three months ended March 31, 2016 added approximately 1.4% to the non-acquired growth rate during the first quarter. Patient service operating revenues relating to start-up clinics for the three months ended March 31, 2016 were $1.8 million compared to $3.7 million for the three months ended March 31, 2015, a decrease of $1.9 million due to the timing of opening de novo clinics. Patient service operating revenues per treatment for the three months ended March 31, 2016 was $360 compared with $358 for the three months ended March 31 2015 driven by a slight improvement in commercial mix. The sources of revenues by payor type remained relatively stable, with government-based and other payors accounting for 57.5% and 60.2%, respectively, of our revenues for the three months ended March 31, 2016 and 2015.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended March 31, 2016 was $1.4 million, or 0.8% of net patient service operating revenues, as compared to $1.0 million, or 0.7% of net patient service operating revenues, for the same period in 2015. Our accounts receivable, net of the bad debt allowance, represented approximately 40 and 46 days of patient service operating revenues as of both March 31, 2016 and 2015 respectively.

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2016 were $105.5 million, an increase of 14.5% from $92.1 million for the three months ended March 31, 2015. This increase was primarily due to an increase in the number of treatments. As a percentage of net patient service operating revenues, patient care costs were approximately 61.3% for the three months ended March 31, 2016 compared to 61.7% for the three months ended March

31, 2015. The decrease was primarily attributable personnel costs increases, offset by lower ancillary and pharmaceutical costs as a percentage of net patient service operating revenues. Patient care costs per treatment for the three months ended March 31, 2016 and 2015 were $218 and $219, respectively.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2016 were $21.5 million, an increase of 25.0% from $17.2 million for the three months ended March 31, 2015, primarily due to treatment growth of 14.9% and an increase in corporate costs associated with becoming a public company. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 12.5% for the three months ended March 31, 2016 compared to 11.5% for the three months ended March 31, 2015. General and administrative expenses per treatment for the three months ended March 31, 2016 were $45, compared to $41 for the three months ended March 31, 2015.  The increase is primarily attributable to costs associated with becoming a public company.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2016 was $7.7 million, compared to $7.7 million for the three months ended March 31, 2015. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 4.5% for the three months ended March 31, 2016 compared to 5.2% for the three months ended March 31, 2015.

Operating Income

Operating income for the three months ended March 31, 2016 was $37.5 million, an increase of $5.2 million, or 16.2%, from $32.2 million for the three months ended March 31, 2015. The increase was primarily due to the factors described above, but was partially offset by the impact of the rebasing reimbursement environment for Medicare. In addition, for the three months ended March 31, 2016 and 2015, start-up clinics reduced operating income by $2.5 million and $1.9 million, respectively, an increase of $0.6 million reflecting the timing of opening de novo clinics each year as described under “Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 21.8% for the three months ended March 31, 2016 compared to 21.6% for the three months ended March 31, 2015, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2016 was $12.3 million, and $11.5 million for the three months ended March 31, 2015, an increase of 6.9% primarily due to an increase in third-party clinic-level debt.

Income tax expense. The provision for income taxes for the three months ended March 31, 2016 and March 31, 2015 represented an effective tax rate of 10.6%. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended March 31, 2016 and 2015 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2016 was

$18.8 million, representing an increase of 19.7% from $15.7 million for the three months ended March 31, 2015. The increase was primarily due to growth in the earnings of our existing joint ventures.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated from our operations, short-term borrowings under our revolving credit facility and borrowings of long-term debt. Our principal needs for liquidity are to pay our operating expenses, to fund the development and acquisition of new clinics, to fund capital expenditures and to service our debt. In addition, a significant portion of our cash flows is used to make distributions to the noncontrolling equity interests held by our nephrologist partners in our joint venture clinics. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without adjusting for the effect of noncontrolling interests.

We believe our cash flows from operations, combined with availability under our revolving credit facility, provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under our revolving credit facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt securities, these securities could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

If we decide to pursue one or more acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$36,561	$27,593
Net cash used in investing activities	(16,396)	(11,597)
Net cash used in financing activities	(15,188)	(17,368)
Net increase (decrease) in cash	$4,977	$(1,372)

Cash Flows from Operations

Net cash provided by operating activities for the three months ended March 31, 2016 was $36.6 million compared to $27.6 million for the same period in 2015, an increase of $9.0 million, or 32.5%, primarily attributable to the change in Accounts Receivable. Days sales outstanding was 40 days as of March 31, 2016 and 46 days as of March 31, 2015.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was $16.4 million compared to $11.6 million for the same period in 2015, an increase of $4.8 million, or 41.4%, due to fluctuations in the timing of our de novo clinic openings.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 was $15.2 million compared to $17.4 million for the same period in 2015, a decrease of $2.2 million, or 12.6%. The decrease in our cash used in financing activities is primarily due to an increase in proceeds from borrowings, offset by an increase in distributions to noncontrolling interests and payments on long-term debt.

Capital Expenditures

For the three months ended March 31, 2016 and 2015, we made capital expenditures of $16.4 million and $11.0 million, respectively, of which $13.5 million and $9.1 million, respectively, were development capital expenditures and $2.9 million and $1.9 million, respectively, were maintenance capital expenditures. For 2016, we expect to spend approximately 5% to 6% of total annual net revenues for development capital expenditures and 1% to 2% of total annual net revenues on maintenance capital expenditures.

Debt Facilities

As of March 31, 2016, we had outstanding $688.5 million in aggregate principal amount of indebtedness, with an additional $50.0 million of borrowing capacity available under our revolving credit facility (and no outstanding letters of credit). Our outstanding indebtedness included $377.2 million of term B loans under our first lien credit agreement and $238.6 million of term loans under our second lien credit agreement as of March 31, 2016. Our outstanding indebtedness also included our third-party clinic-level debt, which consisted of term loans and lines of credit (other than intercompany loans) totaling $81.8 million as of March 31, 2016 with maturities ranging from April 2016 to December 2023 and interest rates ranging from 3.31% to 7.34%.

On April 26, 2016, the Company entered into the first amendment (“the Amendment”) to the First Lien Credit Agreement. The Amendment increased the borrowing capacity under the first lien revolving credit facility by $50.0 million to an aggregate amount of $100.0 million, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60.0 million of incremental first lien term loans. The Company also applied $165.6 million of the net proceeds from the IPO, proceeds from the additional first lien term loans, and cash on hand to repay the outstanding balance on the second lien term loans.  We refer to such increase of revolving credit facility borrowing capacity, borrowings under our first lien credit facility and repayment of second lien term loans as the “Refinancing”.  See “Description of Indebtedness” in the Prospectus.

Initial Public Offering

On April 26, 2016, the Company completed its initial public offering of 8,625,000 shares of Common Stock for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts).  Net proceeds of $176.9 million from the initial public offering, together with borrowings under our first lien credit facility and cash on hand, were used to repay in full, all outstanding amounts under our second lien credit facility. See Note 13 – Subsequent Events in the notes to the financial statements for additional information.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of March 31, 2016 (excluding put obligations relating to our joint ventures, which are described separately below):

		Less than 1			More than 5
Scheduled payments under contractual obligations (in thousands)	Total	year	1-3 years	3-5 years	years
Third-party clinic-level long-term debt (including current portion)	$78,354	$17,441	$38,411	$20,840	$1,662
Term B loans(1)	377,235	3,000	8,000	366,235	—
Second lien term loans(2)	238,559	—	—	238,559	—
Other corporate debt	3,407	365	3,042	—	—
Operating leases(3)	143,782	16,879	41,866	33,480	51,557
Interest payments(4)	147,638	30,855	78,863	37,863	57
Management fee(5)	6,100	1,822	3,644	634	—
Total	$995,075	$70,362	$173,826	$697,611	$53,276

(1)	Bear interest at a variable rate, with principal payments of $1.0 million and interest payments due quarterly.

(2)	Bears interest at a variable rate with interest payments due quarterly.

(3)	Net of estimated sublease proceeds of approximately $1.0 million per year from 2016 through 2022 and approximately $0.5 million or less thereafter.

(4)

Represents interest payments on debt obligations, including the term B loans, the term loans under the second lien credit agreement and the loans under the revolving credit facility. To project interest payments on floating rate debt, we have used the rate as of March 31, 2016.

(5)	Represents minimum management fees payable to Centerbridge. See “Note 11-Related Party Transactions.”

The following is a summary of contractual obligations and commitments as of March 31, 2016, on a pro forma basis giving effect to the IPO transactions, the Refinancing and the NewCo Distribution (excluding put obligations relating to our joint ventures and payments under the TRA, which are described separately below):

		Less than 1			More than 5
Scheduled payments under contractual obligations (in thousands)	Total	year	1-3 years	3-5 years	years
Third-party clinic-level long-term debt (including current portion)(1)	$104,489	$23,333	$52,066	$27,428	$1,662
Term B loans(2)	437,235	4,636	9,272	423,327	—
Other corporate debt	3,406	365	3,041	—	—
Operating leases(3)	143,782	16,879	41,866	33,480	51,557
Interest payments(4)	72,735	21,481	41,659	9,595	—
Total	$761,647	$66,694	$147,904	$493,830	$53,219

(1)

Bears interest at either fixed or variable rates, with principal and interest payments due monthly.  After giving effect to the NewCo Distribution, our third-party clinic-level debt includes our assigned clinic loans, which were previously eliminated in consolidation as intercompany obligations.

(2)	Bears interest at a variable rate, with principal payments of $1.2 million and interest payments due quarterly.

(3)	Net of estimated sublease proceeds of approximately $1.0 million per year from 2016 through 2022 and approximately $0.5 million or less thereafter.

(4)

Represents interest payments on debt obligations, including the term B loans, incremental term loans and clinic-level debt. To project interest payments on floating rate debt, we have used the rate as of March 31, 2016.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision, which may include the sale of assets, closure of the clinic, acquisitions over a certain dollar amount, departure of key executives and other events. The time when some of the time-based put rights may be exercised may be accelerated as a result of the IPO. If the put obligations are exercised by a physician partner, we are required to purchase, at fair market value, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 6—Noncontrolling Interests Subject to Put Provisions” in the notes to our unaudited consolidated financial statements for discussion of these put provisions.

As of March 31, 2016, $14.5 million of time-based put obligations were exercisable by our nephrologist partners. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2016 and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2016 were exercised on April 1, 2016 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(in thousands)	Amount
Year	Exercisable
2016	20,461
2017	10,481
2018	11,752
2019	10,342
2020	9,540
Thereafter	18,093
Total	$80,669

The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets, and may increase as a result of the IPO completed by the Company on April 26, 2016. As of March 31, 2016, we had recorded liabilities of approximately $80.7 million for all existing time-based obligations, of which $22.0 million may be accelerated as a result of the IPO. In addition, as of March 31, 2016, we had $27.2 million of event-based put obligations (including certain time-based put obligations that became event-based put obligations but are not currently exercisable), none of which were exercisable by our nephrologist partners at March 31, 2016, but $15.2 million of which would be accelerated as a result of the IPO.

Income Tax Receivable Agreement

              On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which will provide for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any Option Deductions. We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. See "Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement” in the Prospectus

Off Balance Sheet Arrangements,

We do not have any off balance sheet arrangements.

Recent Accounting Pronouncements

See Note 1 of Part I “Financial Information – Notes to Consolidated Financial Statements – Presentation – Recent Accounting Pronouncements”.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and use of estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in the Prospectus.  There have been no material changes to our critical accounting policies and use of estimates from those described in the Prospectus.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously disclosed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Quantitative and Qualitative Disclosure About Market Risk” included in the Prospectus.

ITEM 4.CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

From time to time, we are subject to various legal actions and proceedings involving claims incidental to the conduct of our business, including contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. Based on information currently available, established reserves, available insurance coverage and other resources, we do not believe that the outcomes of any such pending actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

ITEM 1A.RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risk factors previously disclosed in the “Risk Factors” section of the Prospectus together with other information in the Prospectus and this Form 10-Q, including our consolidated financial statements and related notes included elsewhere in the Prospectus and this Form 10-Q, before deciding whether to invest in shares of our Common Stock. The occurrence of any of the events described in these risk factors could materially adversely affect our business, financial condition, cash flows, results of operations and growth.  There have been no material changes to the risk factors disclosed in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2016, the Company issued to two employees an aggregate of 5,836 shares of its common stock at an exercise price of $0.45 per share pursuant to exercises of stock options granted under the American Renal Associates, Inc. 2000 Equity Incentive Plan for aggregate cash consideration of $2,625 (after taking into account any net settlement of shares of our common stock applied in connection with the exercise of such stock options).

On April 26, 2016, the Company completed the initial public offering of the common stock, par value $0.01 per share (the “Common Stock”) of the Company, including the exercise in full by the underwriters of their option to purchase additional shares, of 8,625,000 shares of Common Stock for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts) to a syndicate of underwriters led by lead joint-book running managers Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc. and Goldman, Sachs & Co. Wells Fargo Securities, LLC and SunTrust Robinson Humphrey, Inc. acted as joint book-running managers, and Leerink Partners LLC acted as co-manager. The shares sold in the IPO were registered under the Securities Act pursuant to the Registration Statement, which was declared effective by the SEC on April 20, 2016. The common stock is listed on the New York Stock Exchange under the symbol “ARA”.

The IPO generated net proceeds of approximately $168.4 million to the Company after net underwriting discounts and commissions of $12.8 million and other estimated offering expenses of approximately $8.5 million. The Company applied $165.6 million of the net proceeds from the IPO toward repayment of outstanding amounts under its second lien credit facility, and funded the repayment in full of the outstanding balance with borrowings from its first lien credit facility, as amended, and cash on hand. The Company expects to use any remaining net proceeds for general corporate purposes.

ITEM 6.EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1

Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.1

Amendment No. 1, dated as of April 21, 2016, to the Amended and Restated Stockholders Agreement, dated as of June 28, 2010, by and among American Renal Associates Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.2

Amendment No. 1, dated as of April 26, 2016, to the Amended and Restated Registration Rights Agreement, dated as of May 7, 2010, by and among American Renal Associates Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.3

Tax Receivable Agreement between American Renal Associates Holdings, Inc. and Centerbridge Capital Partners, L.P., dated as of April 26, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.4

Amendment No. 1, dated as of April 26, 2016, to the First Lien Credit Agreement, dated as of February 20, 2013, among American Renal Holdings Inc., as the Borrower, American Renal Holdings Intermediate Company, LLC, as Holdings, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.5†	American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.6†	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.7

Contribution, Assignment and Assumption Agreement, dated as of April 20, 2016, by and between American Renal Associates LLC and Term Loan Holdings LLC. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.8

Loan Servicing Agreement between American Renal Associates LLC, as Servicer, and Term Loan Holdings LLC, as Lender, dated as of April 26, 2016 (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.9*†	Second Amendment to Employment Agreement by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci, dated as of April 26, 2016

10.10*†	First Amendment to Employment Agreement by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal, dated as of April 26, 2016

10.11*†	Second Amendment to Employment Agreement by and among American Renal Management LLC, American Renal Holdings, Inc. and John M. McDonough, dated as of April 26, 2016

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*Filed herewith

†      Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS INC.
(Registrant)

/s/ Jonathan L. Wilcox
Name: Jonathan L. Wilcox
Title: Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

May 16, 2016

(Date)