Form 10-Q
period 2016-06-30
American Renal Associates Holdings, Inc.
filed 2016-08-09
CIK 1498068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2016 there were 30,868,050 shares of the registrant’s Common Stock outstanding.

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

●

changes to the Medicare ESRD program that could affect reimbursement rates and evaluation criteria, as well as changes in Medicaid or other non-Medicare government programs or payment rates, including the ESRD PPS proposed rule for 2017 released on June 24, 2016;

●	federal or state healthcare laws that could adversely affect us;

●

our ability to comply with all of the complex federal, state and local government regulations that apply to our business, including those in connection with federal and state anti-kickback laws and state laws prohibiting the corporate practice of medicine or fee-splitting;

●	heightened federal and state investigations and enforcement efforts;

●	the outcome of the UnitedHealth Group litigation and related matters;

●	changes in the availability and cost of erythropoietin-stimulating agents (“ESAs”) and other pharmaceuticals used in our business;

●	development of new technologies that could decrease the need for dialysis services or decrease our in-center patient population;

●	our ability to correctly estimate the amount of revenues that we recognize in a reporting period;

●	our ability to timely and accurately bill for our services and meet payor billing requirements;

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$93,268	$90,988
Accounts receivable, less allowance for doubtful accounts of $8,867 and $7,435, respectively	76,904	76,919
Inventories	4,790	4,291
Prepaid expenses and other current assets	14,977	18,863
Income tax receivable	144	2,686
Total current assets	190,083	193,747
Property and equipment, net of accumulated depreciation of $151,367 and $138,163, respectively	160,887	142,701
Intangible assets, net of accumulated depreciation of $22,731 and $22,378, respectively	25,938	25,662
Other long-term assets	6,174	6,850
Goodwill	569,930	569,318
Total assets	$953,012	$938,278

Liabilities and Equity
Accounts payable	$23,515	$22,571
Accrued compensation and benefits	25,469	22,504
Accrued expenses and other current liabilities	45,642	26,788
Current portion of long-term debt	40,579	25,610
Total current liabilities	135,205	97,473
Long-term debt, less current portion	517,798	657,372
Income tax receivable agreement payable	27,800	—
Other long-term liabilities	10,361	9,483
Deferred tax liabilities	7,169	15,029
Total Liabilities	698,333	779,357
Commitments and contingencies (Note 13)
Noncontrolling interests subject to put provisions	134,762	108,211
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 30,845,109 and 22,213,967 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	184	98
Additional paid-in capital	72,405	—
Receivable from noncontrolling interests	(498)	(529)
Accumulated deficit	(133,597)	(128,261)
Accumulated other comprehensive loss, net of tax	(301)	(501)
Total American Renal Associates Holdings, Inc. deficit	(61,807)	(129,193)
Noncontrolling interests not subject to put provisions	181,724	179,903
Total equity	119,917	50,710
Total liabilities and equity	$953,012	$938,278

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Patient service operating revenues	$186,938	$162,585	$360,492	$312,929
Provision for uncollectible accounts	(1,371)	(1,084)	(2,794)	(2,105)
Net patient service operating revenues	185,567	161,501	357,698	310,824
Operating expenses:
Patient care costs	109,719	96,103	215,174	188,233
General and administrative	31,648	20,087	53,147	37,290
Transaction-related costs (Note 1)	2,215	—	2,239	—
Depreciation and amortization	8,252	7,431	15,929	15,172
Total operating expenses	151,834	123,621	286,489	240,695
Operating income	33,733	37,880	71,209	70,129
Interest expense, net	(8,941)	(11,361)	(21,199)	(22,823)
Loss on early extinguishment of debt	(4,708)	—	(4,708)	—
Income tax receivable agreement expense	(7,835)	—	(7,835)	—
Income before income taxes	12,249	26,519	37,467	47,306
Income tax expense (benefit)	(1,147)	3,338	1,514	5,545
Net income	13,396	23,181	35,953	41,761
Less: Net income attributable to noncontrolling interests	(22,488)	(18,159)	(41,289)	(33,863)
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(9,092)	$5,022	$(5,336)	$7,898

Earnings (loss) per share:
Basic	$(0.75)	$0.23	$(0.69)	$0.36
Diluted	$(0.75)	$0.22	$(0.69)	$0.35
Weighted-average number of common shares outstanding
Basic	28,406,999	22,124,805	25,344,510	22,116,155
Diluted	28,406,999	22,657,375	25,344,510	22,633,463
Cash dividends declared per share	$1.30	—	$1.30	—

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$13,396	$23,181	$35,953	$41,761
Unrealized gain (loss) on interest rate swap, net of tax	100	(25)	200	(599)
Total comprehensive income	13,496	23,156	36,153	41,162
Less: Comprehensive income attributable to noncontrolling interests	(22,488)	(18,159)	(41,289)	(33,863)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$(8,992)	$4,997	$(5,136)	$7,299

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put	Common Stock		Additional Paid-in	Receivable from Noncontrolling Interest	Accumulated	Accumulated Other Comprehensive		Noncontrolling Interests not subject to put
	provisions	Shares	Par Value	Capital	Holders	Deficit	Income (loss)	Total	provisions
Balance at December 31, 2015	$108,211	22,213,967	$98	$—	$(529)	$(128,261)	$(501)	$(129,193)	$179,903
Net income (loss)	9,018	—	—	—	—	(5,336)	—	(5,336)	32,271
Stock-based compensation	—	—	—	10,211	—	—	—	10,211	—
Exercise of stock options	—	6,142	—	(71)	—	—	—	(71)	—
Excess tax benefit from exercise or vesting of equity awards	—	—	—	225	—	—	—	225	—
Issuance of common stock sold in initial public offering, net of offering expense of $19,495	—	8,625,000	86	170,169	—	—	—	170,255	—
Cash dividends, $1.30 per common share	—	—	—	(28,886)	—	—	—	(28,886)	—
Cash dividend equivalents paid on share-based payments	—	—	—	(1,290)	—	—	—	(1,290)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(1,540)	—	—	—	(1,540)	—
Non-cash dividends	—	—	—	(26,232)	—	—	—	(26,232)	—
Income tax receivable agreement	—	—	—	(23,400)	—	—	—	(23,400)	—
Distributions to noncontrolling interests	(11,002)	—	—	—	—	—	—	—	(32,971)
Contributions from noncontrolling interests	1,828	—	—	—	31	—	—	31	2,582
Purchases of noncontrolling interests	—	—	—	(216)	—	—	—	(216)	(61)
Sales of noncontrolling interests	83	—	—	59	—	—	—	59	—
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	200	200	—
Change in fair value of noncontrolling interests	26,624	—	—	(26,624)	—	—	—	(26,624)	—
Balance at June 30, 2016	$134,762	30,845,109	$184	$72,405	$(498)	$(133,597)	$(301)	$(61,807)	$181,724

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Six Months Ended June 30,
Operating activities	2016	2015
Net income	$35,953	$41,761
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,929	15,172
Amortization of discounts, fees and deferred financing costs	1,807	1,432
Loss on extinguishment of debt	4,708	—
Stock-based compensation	10,211	572
Excess tax benefit from exercise or vesting of equity awards	(225)	—
Deferred taxes	(7,769)	1,970
Income tax receivable agreement expense	7,835	—
Non-cash charge related to interest rate swap	850	494
Non-cash rent charges	920	354
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	15	(3,979)
Inventories	(499)	(7)
Prepaid expenses and other current assets	1,305	(1,864)
Other assets	692	(1,237)
Accounts payable	944	(684)
Accrued compensation and benefits	2,965	5,226
Accrued expenses and other liabilities	13,363	2,608
Cash provided by operating activities	89,004	61,818

Investing activities
Purchases of property, equipment and intangible assets	(34,221)	(27,892)
Cash paid for acquisitions	(800)	(600)
Cash used in investing activities	(35,021)	(28,492)

Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	175,378	—
Proceeds from issuance of long-term debt	60,000	—
Cash paid for debt issuance and other financing costs	(1,350)	—
Proceeds from term loans, net of deferred financing costs	39,764	34,485
Payments on long-term debt	(255,806)	(13,411)
Payments on capital lease obligations	—	(5)
Dividends and dividend equivalents paid	(30,176)	—
Proceeds from issuance of common stock	—	156
Excess tax benefit from exercise or vesting of equity awards	225	—
Common stock repurchases for tax withholdings of net settlement equity awards	(71)	(82)
Distributions to noncontrolling interests	(43,973)	(40,932)
Contributions from noncontrolling interests	4,441	2,416
Purchases of noncontrolling interests	(277)	(3,326)
Proceeds from sales of additional noncontrolling interests	142	329
Cash used in financing activities	(51,703)	(20,370)

Increase in cash	2,280	12,956
Cash at beginning of period	90,988	61,475
Cash at end of period	$93,268	$74,431

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$5,376	$4,262
Cash paid for interest	23,307	20,758

Supplemental Disclosure of Non-Cash Financing Activities
Accrued offering expense	314	—
Tax Receivable Agreement	23,400	—
Non-Cash Dividend	26,232	—
Liability for accrued dividend equivalent payments	1,540	—

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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of June 30, 2016, the Company owned and operated 201 dialysis clinics treating 13,755 patients in 25 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Initial Public Offering

On April 26, 2016, the Company completed an initial public offering (the “IPO”) pursuant to which the Company sold an aggregate of 8,625,000 shares of common stock at a public offering price of $22.00 per share. The net proceeds to the Company from its sale of shares of Common Stock in the IPO, after deducting underwriting discounts and before deducting offering expenses, amounted to $176,942. The Company applied $165,635 of the net proceeds from the IPO toward repayment of outstanding amounts under its second lien credit facility, and funded the repayment in full of the outstanding balance with borrowings from its first lien credit facility, as amended, and cash on hand.  Refer to Note 8 – Long-Term Debt.  In connection to the IPO and the debt repayment, the Company incurred $2,215 of transaction-related costs for various legal, accounting, valuation and other professional and consulting services during the three and six months ended June 30, 2016.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). All significant intercompany balances and transactions of our wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to Note 6 – Variable Interest Entities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Amendment of Certificate of Incorporation

On April 7, 2016, the Company’s board of directors authorized the amendment of its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 300,000,000 shares of common stock, par value $0.01 per share. In addition, the amendment of the certificate of incorporation authorized the Company to effect a 2.29-for-one stock split of its outstanding common stock. The amendment became effective on April 26, 2016. Accordingly, all common share and per share amounts in these condensed consolidated financial statements have been adjusted to reflect the 2.29-for-one stock split as though it had occurred at the beginning of the initial period presented.

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

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements. This ASU indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company adopted this standard in the first quarter ending March 31, 2016 and applied it retrospectively for all periods presented.  Debt issuance costs associated with the line of credit arrangements of $709 are presented in Other long term assets on the Company’s Consolidated Balance Sheet as of December 31, 2015.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments are effective beginning January 1, 2016. Early adoption is permitted. The Company adopted this standard in the first quarter ending March 31, 2016 and applied it retrospectively for all periods presented.  The impact of adopting the new accounting standard on the Company’s Consolidated Balance Sheet as of December 31, 2015, is a decrease in Other long-term assets and decrease in Long term debt of $1,191.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016. In July 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The FASB has issued additional updates to serve as clarification to the original standard update. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable are reduced by an allowance for doubtful accounts. In evaluating the ultimate collectability and net realizable value of the Company’s accounts receivable, the Company analyzes its historical cash collection experience and trends for each of its government payors and commercial payors to estimate the adequacy of the allowance for doubtful accounts and the amount of the provision for bad debts. Management regularly updates its analysis based upon the most recent information available to it to determine its current provision for bad debts and the adequacy of its allowance for doubtful accounts. For receivables associated with services provided to patients covered by government payors, like Medicare, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system and determines an appropriate allowance for doubtful accounts and provision for bad debts on the remaining balance due depending upon the Company’s estimate of the amounts ultimately collectible from other secondary coverage sources or from the patients. For receivables associated with services to patients covered by commercial payors that are either based upon contractual terms or for non-contracted health plan coverage, the Company provides an allowance for doubtful accounts and a provision for bad debts based upon its historical collection experience, potential inefficiencies in its billing processes and for which collectability is determined to be unlikely. Receivables where the patient is primary payor make up less than 2% of the Company’s accounts receivable. It is the Company’s policy to reserve for a portion of these outstanding accounts receivable balances based on historical collection experience and for which collectability is determined to be unlikely.

3. ACQUISITIONS

The Company periodically acquires the operating assets and liabilities of dialysis centers.  The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from their respective acquisition consummation dates.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

On April 11, 2016, the Company acquired the assets of a dialysis center in New York.  The Company has a controlling interest in the joint venture.  The cash consideration paid was allocated preliminarily based on the estimated fair value, as follows:

Fixed Assets	$122
Noncompete agreements	48
Goodwill	630
Purchase price	$800

This acquisition was made to expand the Company’s market presence in New York.  The goodwill arising from this acquisition consists largely of synergies expected from combining the individual dialysis center’s operations with the Company.  This acquisition had an immaterial impact on the results of operations in this period.

The Company also incurred $18 of post-closing adjustments to goodwill related to past acquisitions.

4. FAIR VALUE MEASUREMENTS

The Company’s interest rate swap agreements, Tax Receivable Agreement (“TRA”) and noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at June 30, 2016.

Noncontrolling interests subject to put provisions—See Note 7 for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Interest rate swap agreements—See Note 8 for a discussion of the Company’s methodology for estimating fair value of interest rate swaps agreements.

Tax Receivable Agreement—The fair value of the TRA relied upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Income tax receivable agreement expense in the Company’s Consolidated Statements of Operations.  The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised.  Changes in assumptions based on future events, including the price of our common stock, will impact the fair value for the TRA.  See Note 12 – Related Party Transactions for further discussion of the Tax Receivable Agreement.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Other long-term assets)	$117	$—	$117	$—
Liabilities
Tax Receivable Agreement Liability (included in Accrued expenses and other current liabilities and Income tax receivable agreement payable)	$30,800	$—	$—	$30,800
Interest rate swap agreements (included in Accrued expenses and other current liabilities)	820	—	820	—
Total Liabilities	$31,620	$—	$820	$30,800
Temporary Equity
Noncontrolling interests subject to put provisions	$134,762	$—	$—	$134,762

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Other long-term assets)	$238	$—	$238	$—
Liabilities
Interest rate swap agreements (included in Accrued expenses and other current liabilities	$426	$—	$426	$—
Temporary Equity
Noncontrolling interests subject to put provisions	$108,211	$—	$—	$108,211

The following table provides the fair value rollforward for the six months ended June 30, 2016 for the Tax receivable agreement liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2015	$-
Initial fair value as of April 20, 2016	23,400
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement expense	7,400
Balance at June 30, 2016	$30,800

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans at $425,174 as of June 30, 2016 as compared to the carrying amount of $436,076. The Company estimates the fair value of the first lien term loans at $374,453 and second lien term loans at $237,963 as of December 31, 2015 compared to the carrying amounts of $378,235 and $238,559.  See Note 8 –Long-Term Debt for a discussion of the Company’s repayment of the second lien term loans.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	June 30, 2016	December 31, 2015
Accrued compensation	$13,177	$13,041
Accrued vacation pay	12,292	9,463
	$25,469	$22,504

Accrued expenses and other current liabilities consist of the following:

	June 30, 2016	December 31, 2015
Payor refunds and retractions	$33,705	$20,506
Other	11,937	6,282
	$45,642	$26,788

6. VARIABLE INTEREST ENTITIES

The Company relies on the operating activities of certain entities that it does not directly own or control, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

Under U.S. generally accepted accounting principles (GAAP), VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

The Company has determined that substantially all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provide the Company with the ability to direct the activities of these entities and therefore the Company has determined that it is the primary beneficiary of these entities.  Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests.

NewCo

We partly finance the de novo clinic development costs of some of our joint venture subsidiaries by providing intercompany term loans and revolving loans through our wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“NewCo”), which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company.  As a result of the distribution of membership interests in NewCo, the balance of such assigned clinic loans is reflected on our consolidated balance sheet beginning in the current reporting period.  The balance of such assigned clinic loans was $23,643 as of June 30, 2016. Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

ownership interests in the applicable joint venture.  We guaranteed $12,529 of such assigned clinic loans as of June 30, 2016.

The Company has determined that we are not the primary beneficiary under VIE accounting guidance for NewCo. Based on our involvement with NewCo, we do not have the power to direct the activities which most significantly impact NewCo’s economic performance, and therefore this entity is not included in our consolidated financials.  The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion.  The maximum exposure to loss with respect to NewCo is limited to the proportion of the assigned clinic loans which we guarantee. See Note 12 – Related Party Transactions.

7. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. Some of these puts have the potential to accelerate as a result of an initial public offering of the Company. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (12.5% - 17.5%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

8. DEBT

Long-term debt consists of the following:

	June 30, 2016		December 31, 2015
First Lien Credit Agreement	$436,076		$378,235
Second Lien Credit Agreement	—		238,559
Term Loans	107,483	(1)	59,578
Lines of Credit	16,572		12,818
Other	3,286		3,527
	563,417		692,717
Less: discounts and fees, net of accumulated amortization	(5,040)		(9,735)
Less: current maturities	(40,579)		(25,610)
	$517,798		$657,372

_____________________________

(1)	Includes assigned clinic loans

Scheduled maturities of long-term debt as of June 30, 2016 are as follows:

2016 (remainder)	$19,419
2017	42,828
2018	35,589
2019	448,487
2020	12,302
Thereafter	4,792
$563,417

During the six months ended June 30, 2016, the Company made mandatory principal payments of $2,159 under the First Lien Credit Agreement.

As of June 30, 2016, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our First Lien Credit Agreement.

The following describes changes to our long term debt since March 31, 2016.

Amendments to and Repayment of Credit Facility

On April 26, 2016, the Company entered into the first amendment (the “Amendment”) to the First Lien Credit Agreement. The Amendment increased the borrowing capacity under the first lien revolving credit facility by $50,000 to an aggregate amount of $100,000, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60,000 of incremental first lien term loans.  The Company incurred $2,700 of costs associated with these refinancing activities, of which $1,350 were charged as transaction costs and $1,350 were deferred upon execution of the Amendment.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Interest Rate Swap Agreements

In May 2013, the Company entered into two interest rate swap agreements (the ‘‘Swaps’’) with notional amounts totaling $320,000, as a means of fixing the floating interest rate component on $400,000 of its variable-rate debt under the Term B Loans. The Swaps are designated as a cash flow hedge, with a termination date of March 31, 2017. As a result of the application of hedge accounting treatment, to the extent the Swaps are effective the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Swaps are ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. We do not use derivative instruments for trading or speculative purposes.

As of June 30, 2016 the interest rate swap continues to be ineffective, which was determined as of March 31, 2016.  Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $501, will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method.  The Company reclassified $100 and $200 previously recorded in accumulated other comprehensive loss into interest expense during the three and six months ended June 30, 2016, respectively.  The Company expects that the remaining $301 of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next nine months.

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

Clinic Loan Assignment and NewCo Distribution

On April 26, 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries by ARA OpCo to NewCo, which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company.  The balance of such assigned clinic loans was $26,135 as of April 26, 2016 and $23,643 as of June 30, 2016.  As a result of the distribution of membership interests in NewCo (the “NewCo Distributions”), the balance of such assigned clinic loans was reflected on our consolidated balance sheet beginning on the date the assigned clinic loans were transferred.  Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture.  We guaranteed $13,840 of such assigned clinic loans as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution, and $12,529 as of June 30, 2016.

9. INCOME TAXES

The income tax expense included in the accompanying consolidated statements of operations principally relates to the Company’s proportionate share of the pre-tax income of its joint venture subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

The Company’s effective income tax rate for the three months ended June 30, 2016 and 2015 was  (9.36%)  and 12.59%, respectively, and 4.04% and 11.72% for the six months ended June 30, 2016 and 2015, respectively. These rates

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from our joint venture subsidiaries which are pass-through entities for income tax purposes, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes.

10. STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2016 and 2015, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Patient care costs	$1,520	$67	$1,613	$126
General and administrative	8,318	230	8,611	477
Total stock-based compensation before tax	$9,838	$297	$10,224	$603
Income tax benefit	(3,935)	(119)	(4,090)	(241)

As of June 30, 2016, the Company has 5,735,942 options outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of June 30, 2016, options to purchase an aggregate of 3,988,550 shares of common stock are available for future grants under the 2016 Plan.

During the three and six months ended June 30, 2016, the Company granted options to purchase 11,450 shares of common stock under the 2016 Plan.  The options are subject to vesting terms over three years and have a weighted average exercise price of $27.53.

The assumptions used for options granted to acquire Common Stock and the fair value at the date of grant under the 2016 Plan is noted in the following table:

Six Months Ended June 30,
2016
Expected volatility	25.00%
Expected term in years	6.0
Risk-free interest rate	1.20%
Expected annual dividend yield	0%
Weighted-average grant-date fair value	$27.53

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and becomes due upon vesting for unvested options.  This resulted in a modification.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $1,119  in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $6,226.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

In connection with the NewCo Distribution, as described in Note 8, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2,533, of which  $171 was paid to vested option holders and $2,362 is payable to unvested option holders only if such unvested options become vested. Options were also equitably adjusted for the TRA, as described in Note 12.  Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

In connection with these dividends, equitable adjustments are required by the terms of some of our equity incentive plans and for other plans were modified at the discretion of our Board of Directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options.  These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, will be recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $8,705 in incremental compensation expense and $743 of stock compensation expense due to transactions at the time of the IPO during the three months ended June 30, 2016. As of June 30, 2016, the Company had $44,487 of unrecognized compensation costs related to unvested share-based compensation arrangements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests, by the weighted-average number of common shares outstanding during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(9,092)	$5,022	$(5,336)	$7,898
Change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests	(12,133)	—	(12,133)	—
Net income (loss) attributable to American Renal Associates Holdings, Inc. for basic earnings per share calculation	$(21,225)	$5,022	$(17,469)	$7,898
Weighted-average common shares outstanding	28,406,999	22,124,805	25,344,510	22,116,155
Earnings (loss) per share, basic	$(0.75)	$0.23	$(0.69)	$0.36
Diluted
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(9,092)	$5,022	$(5,336)	$7,898
Change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests	(12,133)	—	(12,133)	—
Net income (loss) attributable to American Renal Associates Holdings, Inc. for diluted earnings per share calculation	$(21,225)	$5,022	$(17,469)	$7,898
Weighted-average common shares outstanding, basic	28,406,999	22,124,805	25,344,510	22,116,155
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	—	532,570	—	517,308
Weighted-average common shares outstanding, diluted	28,406,999	22,657,375	25,344,510	22,633,463
Earnings (loss) per share, diluted	$(0.75)	$0.22	$(0.69)	$0.35
Outstanding options excluded as impact would be anti-dilutive	555,329	10,541	336,133	9,558

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

12. RELATED PARTY TRANSACTIONS

NewCo

In 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries to NewCo, as described in Note 6 – Variable Interest Entities. A Centerbridge entity, which does not hold any economic interest in NewCo, is the manager of NewCo, and affiliates of Centerbridge and our executive officers own economic interests in NewCo.  As of June 30, 2016, such assigned clinic loans aggregated $23,643 had maturities ranging from November 2016 to September 2020, with a weighted average maturity of approximately 3.4 years (May 2019), and interest rates ranging from 3.46% to 8.08%, with a weighted average interest rate of 5.12%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and NewCo (the “Loan Servicing Agreement”).  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and NewCo. The quarterly fee charged for the three months ended June 30, 2016 is immaterial. Each assigned clinic loan guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  Our maximum potential liability for future payments, not including interest, is $23,643, of which we guaranteed $12,529 as of June 30, 2016.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers.  The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016.  As of June 30, 2016, the Company’s total liability under the TRA is estimated to be $31,235, of which $3,435 is included as a component of other accrued expenses on the condensed consolidated balance sheet.

Transaction Fee and Advisory Services Agreement

The Company entered into a transaction fee and advisory services agreement, dated as of May 7, 2010 (the “Advisory Services Agreement”), with Centerbridge Advisors, LLC (together with its affiliates, “Centerbridge”). Under the Advisory Services Agreement, Centerbridge agreed to provide certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA (as defined in the agreement), minus a personnel expense deduction, if applicable. During the six months ended June 30, 2016 and 2015, the Company recorded $537 and  $970  of expense related to this agreement, respectively. Centerbridge was also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any fundamental or significant transactions, both as defined, in which Centerbridge is involved.  In connection with the IPO, the Advisory Services Agreement was terminated as of April 26, 2016 (other than the expense reimbursement and indemnification provisions).

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

Due from Related Party

In 2014, the Company entered into a revolving note agreement with an executive allowing for $2,000 of borrowing availability. The revolving note was recourse and was secured by a pledge of a portion of the Company’s common stock owned by the executive.  The note provided for interest at the Eurodollar base rate subject to a floor of  1.25% plus a margin of 3.25% and a maturity of 2019. On August 28, 2015, the Company agreed to forgive all indebtedness and accrued interest thereunder, and canceled the revolving note agreement with the executive. There were approximately $2,105 in outstanding borrowings and accrued interest which was expensed as transaction-related costs

13. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in Note 12 – Related Party Transactions, the Company is a party to the TRA under which we are contractually committed to pay our pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change of control, as discussed below) as a result of any Option Deductions.  The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise.

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

ARAH and ARA OpCo were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida on July 1, 2016. The complaint relates to 27 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who elected to obtain coverage under one of United’s Affordable Care Act (“ACA”) insurance products, effective on or after January 1, 2016. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, health care kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by a third party charitable organization.  The complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company believes this lawsuit is without merit and the Company intends to vigorously defend itself in this legal matter.  On July 26, 2016, the Staff of the Securities and Exchange Commission (the “SEC”) sent a letter to the Company stating that it is conducting an inquiry and requesting that ARAH provide certain documents and information relating to the subject matter covered by the United complaint described above.  The Company intends to respond to this request and to

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)

(Unaudited)

(dollars in thousands, except per share amounts)

fully cooperate with SEC Staff.   No assurance can be given as to the timing or outcome of these matters, nor can any assurance be given as to whether the filing of this lawsuit and any inquiries will affect the Company’s other relationships, or the Company’s business generally.

Regulatory

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of fraud and abuse statutes and regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations are subject to government review and interpretations, as well as regulatory actions unknown or unasserted at this time

14. SUBSEQUENT EVENTS

The Company was named as a defendant in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court of the Southern District of Florida on July 1, 2016.  Refer to Note 13 – “Commitments and Contingencies”.

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

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section of this Form 10-Q entitled “Special Note Regarding Forward-Looking Statements” and the section entitled "Risk Factors.” in this Form 10-Q and in the Prospectus.  You should read these sections carefully.

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in December 2000. As of June 30, 2016, we had developed 151 de novo clinics and 50 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
De novo clinics(1)	6	5	8	6
Acquired clinics(2)	1	—	1	1
Total new clinics	7	5	9	7

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.3 to $1.7 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended June 30, 2016 and June 30, 2015 our development capital expenditures were $14.9 million and $14.2 million, respectively, representing 8.0% and 8.8% of our net revenues, respectively.

Our results of operations have been and will continue to be materially affected by the timing and number of openings, and the timing of certifications of de novo clinic openings and the amount of de novo clinic opening costs incurred. In particular, our patient care costs on an absolute basis and as a percentage of our patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. We consider a de novo clinic to be a “start-up clinic” until the first month it generates positive clinic-level EBITDA. We typically achieve positive clinic-level monthly EBITDA within, on average, six months after the first treatment at a clinic. However, approximately 15% of our de novo clinics have exceeded six months from first treatment to positive clinic-level monthly EBITDA, averaging approximately 12 months to positive clinic-level monthly EBITDA. Clinic-level EBITDA differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis.

Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2016	2	6	—	—	8
2015	1	5	6	4	16
2014	2	4	3	6	15
2013	1	3	2	11	17

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2012 to June 30, 2016, we added 139 dialysis stations to our existing clinics, representing the equivalent of nearly eight de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Treatment Growth:	2016	2015	2016	2015
Non-acquired treatment growth(1)	10.8%	11.7%	12.6%	10.7%
Acquired treatment growth(2)	1.0%	4.4%	0.7%	4.4%
Total treatment growth	11.8%	16.1%	13.3%	15.1%

(1)

Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.

(2)	Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD program's bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. During the years ending December 31, 2014 and 2015, the Medicare ESRD PPS payment rates for our clinics were approximately $248 and $247, respectively, per treatment. The ESRD PPS final rule for 2016 released on October 29, 2015 (the “2016 Final Rule”) lowered the base rate from $239.43 to $230.39 and modified criteria for certain rate adjustments. Due to the various adjusters, the changes in the Medicare payment rates for 2016 will not be material to us. Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients. As a result, our ability to generate operating income is substantially dependent on revenues derived from commercial payors, which pay us either negotiated payment rates or based on our usual and customary fee schedule. Many commercial insurance programs have been moving towards a bundled payment system, which may not reimburse us for all of our operating costs, such as the cost of erythropoietin (“EPO”) and other pharmaceuticals.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor. For the three years ended December 31, 2015, commercial payors and others, including the veterans administration, accounted for an average of approximately 13% of the treatments we performed, while the average for the last four quarters ended June 30, 2016 is 16%. The change in the mix of patients and treatments has largely been driven by enrollment in available medical coverage including ACA insurance products and other commercial insurance products.

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Revenues:	2016	2015	2016	2015
Government-based and other(1)	54.7%	58.2%	56.0%	59.2%
Commercial and other(2)	45.3%	41.8%	44.0%	40.8%
	100.0%	100.0%	100.0%	100.0%

(1)

Principally Medicare and Medicaid and also includes hospitals and patient pay which we refer to collectively as “Government and other”.  “Patient pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

(2)	Principally commercial insurance companies and also includes the veterans administration, which we refer to collectively as “Commercial and other”.

The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS which may impact the base rate as well as the various adjusters. The ESRD PPS proposed rule for 2017 was released on June 24, 2016 by CMS (the “2017 Proposed Rule”).  The 2017 Proposed Rule includes a base rate of $231.04, representing a $0.65 increase from the 2016 base rate of $230.39. CMS has estimated that the 2017 Proposed Rule, if finalized as proposed, would result in an overall increase of payments to ESRD facilities of 0.5%. See ‘‘Risk Factors—Future adjustments to the ESRD PPS implemented by CMS could have a negative impact upon our Medicare program revenues.’’

Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESA’s, principally EPO and Aranesp, and medical supplies. The price of EPO supplied by Amgen increased for us in 2016 while the price of Aranesp decreased.  In the future any such increase in price of EPO or Aranesp could adversely affect our operating results and financial condition. We may not have access to certain other ESAs that may be more cost-effective and due to product delays and availability, we expect our clinics will predominantly be using EPO and Aranesp in the foreseeable future.  Furthermore, even if we do have access to other sources of ESAs, we cannot assure you that these alternatives would be cost-effective for us or work as effectively as EPO or Aranesp. Increased utilization of EPO or Aranesp for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, shortage of supplies, such as the current shortage of peritoneal dialysis solution affecting dialysis providers throughout the United States, could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above.

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

Future Charges

The completion of the IPO has had effects on our results of operations and financial conditions. In connection with the IPO, our results of operations are affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and the costs of complying with the other rules and regulations of the SEC and the New York Stock Exchange. In addition, when the available exemptions under the Jumpstart Our Business Startups Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements.

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38.9 million. As of June 30, 2016, we had approximately $44.5 million of unrecognized compensation costs related to unvested share-based compensation arrangements of which $40.3 million is attributable to share-based awards with market and performance conditions and $4.2 million is attributable to share-based awards with performance or time-based vesting. The compensation costs associated with time-based vesting awards are expected to be recognized as expense over a weighted average period of approximately three years. The compensation costs associated with the market and performance based option modification at the time of the IPO (the “Modification Expense”) will be recognized over a period of approximately 12 months from the date of the IPO.

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

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions, as defined in the TRA. While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. See "Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement” in the Prospectus. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our initial public offering price, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability will be recognized in our statement of operations as Income tax receivable agreement income (expense) in future periods. See Note 12 to the consolidated financial statements included in Part I of this Form 10-Q.  In addition, we expect to incur additional legal expenses in connection with the United Healthcare litigation described below and related matters.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Data and Other Non-GAAP Financial Data:	2016	2015	2016	2015
Number of clinics (as of end of period)	201	181	201	181
Number of de novo clinics opened (during period)	6	5	8	6
Patients (as of end of period)	13,755	12,300	13,755	12,300
Number of treatments	498,368	445,695	981,034	865,661
Non-acquired treatment growth	10.8%	11.7%	12.6%	10.7%
Patient service operating revenues per treatment	$375	$365	$367	$361
Patient care costs per treatment	$220	$216	$219	$217
Adjusted patient care costs per treatment (1)	$217	$216	$218	$217
General and administrative expenses per treatment	$64	$45	$54	$43
Adjusted general and administrative expenses per treatment (2)	$47	$45	$46	$43
Provision for uncollectible accounts per treatment	$3	$2	$3	$2
Adjusted EBITDA (including noncontrolling interests) (in thousands)(3)	$54,118	$46,143	$100,138	$86,874
Adjusted EBITDA-NCI (in thousands) (3)	$31,630	$27,984	$58,849	$53,011

(1)	Excludes $1.4 million of stock compensation expense as a result of modifications during the three months ended June 30, 2016.

(2)

Excludes $8.0 million of stock compensation expense as a result of modifications and other one-time stock compensation expense as a result of transactions at the time of the IPO during the three months ended June 30, 2016.

(3)	See “Non-GAAP Financial Measures” below.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before income taxes, interest expense, net, depreciation and amortization, as adjusted for stock-based compensation, loss on early extinguishment of debt, transaction-related costs, income tax receivable agreement income and expense and management fees. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and understanding our operating performance in a manner similar to management. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of decisions that are outside the operational control of management and can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and you should not consider these items in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

●	do not include stock-based compensation expense;

●	do not include transaction-related costs;

●

do not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and ability to generate profits;

●	do not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

●	do not include income tax receivable agreement income and expense;

●	do not include loss on early extinguishment of debt;

●	do not include certain income tax payments that represent a reduction in cash available to us; and

●	do not reflect changes in, or cash requirements for, our working capital needs.

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

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net Income	$13,396	$23,181	$35,953	$41,761
Add:
Stock-based compensation	9,838	297	10,224	603
Depreciation and amortization	8,252	7,431	15,929	15,172
Interest expense, net	8,941	11,361	21,199	22,823
Income tax (benefit) expense	(1,147)	3,338	1,514	5,545
Transaction-related costs(a)	2,215	—	2,239	—
Loss on early extinguishment of debt(b)	4,708	—	4,708	—
Income tax receivable agreement expense(c)	7,835	—	7,835	—
Management fee(d)	80	535	537	970
Adjusted EBITDA (including noncontrolling interests)	54,118	46,143	100,138	86,874
Less: Net income attributable to noncontrolling interests	(22,488)	(18,159)	(41,289)	(33,863)
Adjusted EBITDA –NCI	$31,630	$27,984	$58,849	$53,011

(a)	Represents costs related to debt refinancing and other transactions. See “Note 8 – Debt.”

(b)	Represents costs related to debt refinancing. See “Note 8 – Debt.”

(c)	Represents costs related to Income tax receivable agreement. See “Note 4 – Fair Value Measurement.”

(d)	Represents management fees paid to Centerbridge. See “Note 12-Related Party Transactions.”

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

Transaction-related costs. Transaction-related costs represent costs associated with our debt refinancing and other IPO related transactions.  These costs include legal, accounting, valuation and other professional or consulting fees.

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

Interest, Loss on Early Extinguishment of Debt, and Taxes

Interest expense, net. Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt represents the write-off of unamortized debt issuance costs.

Income tax receivable agreement expense. Income tax receivable agreement expense is the expense associated with the change in the fair value of the TRA.

Income tax expense (benefit). Income tax expense relates to our share of pre-tax income from our wholly owned subsidiaries and joint ventures as these entities are pass-through entities for tax purposes. We are not taxed on the share of pre-tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in our financial statements has not been presented net of income taxes attributable to these noncontrolling interests.

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

Results of Operations

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended June 30,		Increase (Decrease)
				Percentage
	2016	2015	Amount	Change
Patient service operating revenues	$186,938	$162,585	$24,353	15.0%
Provision for uncollectible accounts	(1,371)	(1,084)	(287)	26.5%
Net patient service operating revenues	185,567	161,501	24,066	14.9%
Operating expenses:
Patient care costs	109,719	96,103	13,616	14.2%
General and administrative	31,648	20,087	11,561	57.6%
Transaction-related costs	2,215	—	2,215	NM %
Depreciation and amortization	8,252	7,431	821	11.0%
Total operating expenses	151,834	123,621	28,213	22.8%
Operating income	33,733	37,880	(4,147)	(10.9)%
Interest expense, net	8,941	11,361	(2,420)	(21.3)%
Loss on early extinguishment of debt	4,708	—	4,708	NM %
Income tax receivable agreement expense	7,835	—	7,835	NM %
Income before income taxes	12,249	26,519	(14,270)	(53.8)%
Income tax expense	(1,147)	3,338	(4,485)	NM %
Net income	13,396	23,181	(9,785)	(42.2)%
Less: Net income attributable to noncontrolling interests	(22,488)	(18,159)	(4,329)	23.8%
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(9,092)	$5,022	$(14,114)	(281.0)%

NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended June 30, 2016 were $186.9 million, an increase of 15.0% from $162.6 million for the three months ended June 30, 2015. The increase in patient service operating revenues was primarily due to an increase of approximately 11.8% in the number of dialysis treatments. The increase in treatments resulted principally from non-acquired treatment growth of 10.8% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the three months ended June 30, 2016 were $2.2 million compared to $1.5 million for the three months ended June 30, 2015, an increase of $0.7 million due to the timing of opening de novo clinics which increase was limited by delays in certifications of de novo clinics. Patient service operating revenues per treatment for the three months ended June 30, 2016 was $375 compared with $365 for the three months ended June 30 2015 driven by a meaningful improvement in commercial and other mix, primarily related to an increase in patients covered by ACA and other commercial insurance products. As a source of revenue by payor type, government-based and other payors accounted for 54.7% and 58.2%, respectively, of our revenues for the three months ended June 30, 2016 and 2015.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended June 30, 2016 was $1.4 million, or 0.7% of net patient service operating revenues, as compared to $1.0 million, or 0.7% of net patient service operating revenues, for the same period in 2015. Our accounts receivable, net of the bad debt allowance, represented approximately 38 and 42 days of patient service operating revenues as of June 30, 2016 and 2015 respectively.

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2016 were $109.7 million, an increase of 14.2% from $96.1 million for the three months ended June 30, 2015. This increase was primarily due to an increase in the number of treatments as well as $1.4 million of Modification Expense described above. As a percentage of net patient service operating revenues, patient care costs were approximately 59.1% for the three months ended June 30, 2016 compared to 59.5% for the three months ended June 30, 2015. The decrease was primarily attributable to higher revenues per treatment described above and lower ancillary and pharmaceutical costs as a percentage of net patient service operating revenues, offset by increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the three months ended June 30, 2016 were $220, compared to $216 for the three months ended June 30, 2015.  Patient care costs per treatment excluding the Modification Expense were $217 for the three months ended June 30, 2016.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2016 were $31.6 million, an increase of 57.6% from $20.1 million for the three months ended June 30, 2015, primarily due to corporate costs associated with becoming a public company, including $8.0 million of Modification Expense described above and other one-time stock compensation charges as a result of transactions at the time of the IPO, and an increase in the number of treatments. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 17.1% for the three months ended June 30, 2016 compared to 12.4% for the three months ended June 30, 2015. General and administrative expenses per treatment for the three months ended June 30, 2016 were $64, compared to $45 for the three months ended June 30, 2015.  General and administrative expenses per treatment excluding the Modification Expense were $47 for the three months ended June 30, 2016.  The increase is primarily attributable to costs associated with becoming a public company.

Transaction-related costs. Transaction-related costs for the three months ended June 30, 2016 was $2.2 million, or 1.2% of net patient service operating revenues.  These costs are associated with our debt restructuring and other transactions associated with our IPO.  No transaction-related costs were incurred in the three months ended June 30, 2015.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2016 was $8.3 million, compared to $7.4 million for the three months ended June 30, 2015. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 4.4% for the three months ended June 30, 2016 compared to 4.6% for the three months ended June 30, 2015.

Operating Income

Operating income for the three months ended June 30, 2016 was $33.7 million, a decrease of $4.1 million, or 10.9%, from $37.9 million for the three months ended June 30, 2015. The decrease was primarily due to the factors described above, but was partially offset by the impact of the rebasing reimbursement environment for Medicare. In addition, for the three months ended June 30, 2016 and 2015, start-up clinics reduced operating income by $3.5 million and $1.7 million, respectively, an increase of $1.6 million reflecting the timing of opening and certification of de novo clinics each year as described under “Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 18.2% for the three months ended June 30, 2016 compared to 23.5% for the three months ended June 30, 2015, reflecting the factors described above. Excluding the impact of the Modification Expense of $9.4 million, as a percentage of net patient service operating revenues, operating income was 23.3% for the three months ended June 30, 2016 compared to 23.5% for the three months ended June 30, 2015, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended June 30, 2016 was $8.9 million, and $11.4 million for the three months ended June 30, 2015, a decrease of 21.3% primarily due to our debt refinancing.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended June 30, 2016 was $4.7 million as a result of our debt refinancing activities.  The loss was comprised of a write-off of unamortized debt issuance costs.

Income tax receivable agreement expense.  Income tax receivable agreement expense for the three months ended June 30, 2016 was $7.8 million.  These costs represent the change in the fair value of the TRA during the period.

Income tax expense (benefit).  The provision (benefit) for income taxes for the three months ended June 30, 2016 and June 30, 2015 represented an effective tax rate of (9.36%) and 12.59%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended June 30, 2016 and 2015 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2016 was

$22.5 million, representing an increase of 23.8% from $18.2 million for the three months ended June 30, 2015. The increase was primarily due to growth in the earnings of our existing joint ventures.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015

The following table summarizes our results of operations for the periods indicated.

	Six Months Ended June 30,		Increase (Decrease)
				Percentage
	2016	2015	Amount	Change
Patient service operating revenues	$360,492	$312,929	$47,563	15.2%
Provision for uncollectible accounts	(2,794)	(2,105)	(689)	32.7%
Net patient service operating revenues	357,698	310,824	46,874	15.1%
Operating expenses:
Patient care costs	215,174	188,233	26,941	14.3%
General and administrative	53,147	37,290	15,857	42.5%
Transaction-related costs	2,239	—	2,239	NM %
Depreciation and amortization	15,929	15,172	757	5.0%
Total operating expenses	286,489	240,695	45,794	19.0%
Operating income	71,209	70,129	1,080	1.5%
Interest expense, net	21,199	22,823	(1,624)	(7.1)%
Loss on early extinguishment of debt	4,708	—	4,708	NM %
Income tax receivable agreement expense	7,835	—	7,835	NM %
Income before income taxes	37,467	47,306	(9,839)	(20.8)%
Income tax expense	1,514	5,545	(4,031)	NM %
Net income	35,953	41,761	(5,808)	(13.9)%
Less: Net income attributable to noncontrolling interests	(41,289)	(33,863)	(7,426)	21.9%
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(5,336)	$7,898	$(13,234)	(167.6)%

NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the six months ended June 30, 2016 were $360.5 million, an increase of 15.2% from $312.9 million for the six months ended June 30, 2015. The increase in patient service operating revenues was primarily due to an increase of approximately 13.3% in the number of dialysis treatments. The increase in treatments resulted principally from non-acquired treatment growth of 12.6% from existing clinics and de novo clinics. The Company estimates that the extra leap year day during the six months ended June 30,

2016 added approximately 0.7% to the non-acquired growth rate during the period. Patient service operating revenues relating to start-up clinics for the six months ended June 30, 2016 were $4.0 million compared to $5.2 million for the six months ended June 30, 2015, a decrease of $1.2 million due to the timing of opening and delays in certification of de novo clinics. Patient service operating revenues per treatment for the six months ended June 30, 2016 was $367 compared with $361 for the six months ended June 30 2015 driven by a meaningful improvement in commercial and other mix, primarily related to an increase in patients covered by ACA and other commercial insurance products. As a source of revenues, government-based and other payors accounted for 56.0% and 59.2%, respectively, of our revenues for the six months ended June 30, 2016 and 2015.

Provision for uncollectible accounts. Provision for uncollectible accounts for the six months ended June 30, 2016 was $2.8 million, or 0.8% of net patient service operating revenues, as compared to $2.1 million, or 0.7% of net patient service operating revenues, for the same period in 2015. Our accounts receivable, net of the bad debt allowance, represented approximately 38 and 42 days of patient service operating revenues as of both June 30, 2016 and 2015 respectively.

Operating Expenses

Patient care costs. Patient care costs for the six months ended June 30, 2016 were $215.2 million, an increase of 14.3% from $188.2 million for the six months ended June 30, 2015. This increase was primarily due to an increase in the number of treatments. As a percentage of net patient service operating revenues, patient care costs were approximately 60.2% for the six months ended June 30, 2016 compared to 60.6% for the six months ended June 30, 2015. The decrease was primarily attributable to personnel cost increases and the Modification Expense of $1.4 million, offset by lower ancillary and pharmaceutical costs as a percentage of net patient service operating revenues. Patient care costs per treatment for the six months ended June 30, 2016 and 2015 were $219 and $217, respectively.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2016 were $53.1 million, an increase of 42.5% from $37.3 million for the six months ended June 30, 2015, primarily due to an increase in corporate costs associated with becoming a public company, including the Modification Expense of $8.0 million and one-time stock compensation as a result of transactions at the time of the IPO. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 14.9% for the six months ended June 30, 2016 compared to 12.0% for the six months ended June 30, 2015. General and administrative expenses per treatment for the six months ended June 30, 2016 were $54, compared to $43 for the six months ended June 30, 2015.  General and administrative expenses per treatment excluding the applicable Modification Expense are $46 for the six months ended June 30, 2016.

Transaction-related costs. Transaction-related costs for the six months ended June 30, 2016 was $2.2 million.  These costs are associated with our debt refinancing and other transactions associated with our IPO.  No transaction-related costs were incurred in the six months ended June 30, 2015.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2016 was $15.9 million, compared to $15.2 million for the six months ended June 30, 2015. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 4.5% for the six months ended June 30, 2016 compared to 4.9% for the six months ended June 30, 2015.

Operating Income

Operating income for the six months ended June 30, 2016 was $71.2 million, an increase of $1.1 million, or 1.5%, from $70.1 million for the six months ended June 30, 2015. The increase was primarily due to the factors described above, but was partially offset by the impact of the rebasing reimbursement environment for Medicare. In addition, for the six months ended June 30, 2016 and 2015, start-up clinics reduced operating income by $5.7 million and $3.6 million, respectively, an increase of $2.1 million reflecting the timing of opening de novo clinics each year as described under “Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 19.9% for the six months ended June 30, 2016 compared to 22.6% for the six months ended June 30, 2015, reflecting the factors described above.  Excluding the impact of the Modification Expense of $9.4 million, as a percentage of net patient service operating revenues, operating income was 22.5% for the six months ended June 30, 2016, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the six months ended June 30, 2016 was $21.2 million, and $22.8 million for the six months ended June 30, 2015, a decrease of 7.1% primarily due to the debt refinancing.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2016 was $4.7 million as a result of our debt refinancing activities.  The loss was comprised of a write-off of unamortized debt issuance costs.

Income tax receivable agreement expense.  Income tax receivable agreement expense for the six months ended June 30, 2016 was $7.8 million, or 2.2% of net patient service operating revenues.  These costs represent the change in the fair value of the tax receivable agreement during the period.

Income tax expense. The provision for income taxes for the six months ended June 30, 2016 and June 30, 2015 represented an effective tax rate of 4.04% and 11.72%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the six months ended June 30, 2016 and 2015 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2016 was

$41.3 million, representing an increase of 21.9% from $33.9 million for the six months ended June 30, 2015. The increase was primarily due to growth in the earnings of our existing joint ventures.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated from our operations, short-term borrowings under our revolving credit facility and borrowings of long-term debt. Our principal needs for liquidity are to pay our operating expenses, to fund the development and acquisition of new clinics, to fund capital expenditures, to service our debt and may in the future be to fund purchases of put rights held by our physician partners. In addition, a significant portion of our cash flows is used to make distributions to the noncontrolling equity interests held by our nephrologist partners in our joint venture clinics. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without adjusting for the effect of noncontrolling interests.

We believe our cash flows from operations, combined with availability under our revolving credit facility, provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under our revolving credit facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt, this debt could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

If we decide to pursue one or more acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$89,004	$61,818
Net cash used in investing activities	(35,021)	(28,492)
Net cash used in financing activities	(51,703)	(20,370)
Net increase (decrease) in cash	$2,280	$12,956

Cash Flows from Operations

Net cash provided by operating activities for the six months ended June 30, 2016 was $89.0 million compared to $61.8 million for the same period in 2015, an increase of $27.2 million, or 44.0%, primarily attributable to an increase in net income excluding the impact of the non-cash Modification expense as well as an increase in the payor refund liability included in accrued expenses.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 was $35.0 million compared to $28.5 million for the same period in 2015, an increase of $6.5 million, or 22.9%, due to fluctuations in the timing and number of our de novo clinic openings.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 was $51.7 million compared to $20.4 million for the same period in 2015, an increase of $31.3 million. Our distributions to our partners were $44.0 million for the six months ended June 30, 2016 compared to $40.9 million for the same period in 2015. The following table displays the factors impacting cash from financing activities during the six months ended June 30, 2016:

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	$175,378	$—
Dividends and dividend equivalents paid	(30,176)	—
Net cash paid due to debt refinancing	(197,156)	—
Distributions to noncontrolling interests	(43,973)	(40,932)

Capital Expenditures

For the six months ended June 30, 2016 and 2015, we made capital expenditures of $34.2 million and $27.9 million, respectively, of which $28.5 million and $23.3 million, respectively, were development capital expenditures and $5.7 million and $4.6 million, respectively, were maintenance capital expenditures.  For the remainder of 2016, we expect to spend approximately 5% to 6% of total annual net revenues for development capital expenditures and 1% to 2% of total annual net revenues on maintenance capital expenditures.

Debt Facilities

As of June 30, 2016, we had outstanding $563.4 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our revolving credit facility (and no outstanding letters of credit). Our outstanding indebtedness included $436.1 million of term B loans under our first lien credit agreement as of June 30, 2016. Our outstanding indebtedness included $3.3 million of other corporate debt as of June 30, 2016. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit

(other than assigned clinic loans) totaling $100.4 million as of June 30, 2016 with maturities ranging from July 2016 to December 2023 and interest rates ranging from 3.15% to 7.34%. In addition, our clinic level debt includes our assigned clinic loans held by NewCo of $23.6 million as of June 30, 2016 with maturities ranging from November 2016 to September 2020 and interest rates ranging from 3.46% to 8.08%.  See “Note 8—Debt” in the notes to our unaudited consolidated financial statements.

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

Initial Public Offering

On April 26, 2016, the Company completed its initial public offering of 8,625,000 shares of Common Stock for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts).  Net proceeds of $176.9 million from the initial public offering, together with borrowings under our first lien credit facility and cash on hand, were used in the Refinancing to repay in full, all outstanding amounts under our second lien credit facility.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of June 30, 2016 (excluding put obligations relating to our joint ventures and obligations under our Income Tax Receivable Agreement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level long-term debt (including current portion)	$124,054	$16,856	$66,103	$36,304	$4,791
Term B loans(1)	436,076	2,318	9,272	424,486	—
Other corporate debt	3,287	245	3,042	—	—
Operating leases(2)	151,442	11,644	44,566	36,161	59,071
Interest payments(3)	65,875	11,348	40,632	13,768	127
Total	$780,734	$42,411	$163,615	$510,719	$63,989

(1)	Bear interest at a variable rate, with principal payments of $1.2 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.0 million per year from 2016 through 2022 and approximately $0.5 million or less thereafter.

(3)

Represents interest payments on debt obligations, including the term B loans, the term loans under the second lien credit agreement and the loans under the revolving credit facility. To project interest payments on floating rate debt, we have used the rate as of June 30, 2016

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision, which may include the sale of assets, closure of the clinic, acquisitions over a certain dollar amount, departure of key executives and other events. The time when some of the time-based put rights may be exercised may be accelerated as a result of the

IPO. If the put obligations are exercised by a physician partner, we are required to purchase, at fair market value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 7—Noncontrolling Interests Subject to Put Provisions” in the notes to our unaudited consolidated financial statements for discussion of these put provisions.  The below table summarizes our potential obligation as of June 30, 2016.

(in thousands) Noncontrolling interest subject to put provisions	As of June 30, 2016
Time-based puts	$105,247
Event-based puts	29,515
Total Obligation	$134,762

As of June 30, 2016, $15.5 million of time-based put obligations were exercisable by our nephrologist partners. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of June 30, 2016 and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2016 were exercised on July 1, 2016 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(in thousands) Year	Amount Exercisable
2016	20,903
2017	10,438
2018	15,334
2019	17,485
2020	18,285
Thereafter	22,802
Total	$105,247

The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets, and may increase as a result of the IPO completed by the Company on April 26, 2016. In addition, our estimates are subject to challenges by our partners which could cause an increase to the amount we owe. As of June 30, 2016, we had recorded liabilities of approximately $105.2 million for all existing time-based obligations, of which we have estimated approximately $30.2 million may be accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts.  The estimated potential cash payments in the next twelve months, if all puts as to which partners have expressed interest in exercising are exercised, is approximately $16.8 million. The actual purchase price for the puts is currently being determined, which may affect our estimates described above.  Once the determination is complete, the physician partners will have the right to decide how much of their put rights, if any, they will exercise.  In addition, as of June 30, 2016, we had $29.5 million of event-based put obligations (including certain time-based put obligations that became event-based put obligations but are not currently exercisable), none of which were exercisable by our nephrologist partners at June 30, 2016.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any Option Deductions. We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. See "Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement” in the Prospectus.

Off Balance Sheet Arrangements,

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

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

ITEM 4.CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ARAH and ARA OpCo were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida on July 1, 2016. The complaint relates to 27 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who elected to obtain coverage under one of United’s Affordable Care Act (“ACA”) insurance products, effective on or after January 1, 2016. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, health care kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by a third party charitable organization.  The complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company believes this lawsuit is without merit and the Company intends to vigorously defend itself in this legal matter.  On July 26, 2016, the Staff of the Securities and Exchange Commission (the “SEC”) sent a letter to the Company stating that it is conducting an inquiry and requesting that ARAH provide certain documents and information relating to the subject matter covered by the United complaint described above.  The Company intends to respond to this request and to fully cooperate with SEC Staff.   No assurance can be given as to the timing or outcome of these matters, nor can any assurance be given as to whether the filing of this lawsuit and any inquiries will affect the Company’s other relationships, or the Company’s business generally.

ITEM 1A.RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risk factors previously disclosed in the “Risk Factors” section of the Prospectus together with other information in the Prospectus and this Form 10-Q, including our consolidated financial statements and related notes included elsewhere in the Prospectus and this Form 10-Q, before deciding whether to invest in shares of our Common Stock. The occurrence of any of the events described in these risk factors could materially adversely affect our business, financial condition, cash flows, results of operations and growth.  Except as described below, there have been no material changes to the risk factors disclosed in the Prospectus.

Future adjustments to the ESRD PPS implemented by CMS could have a negative impact upon our Medicare program revenues.

CMS issues annual updates to the ESRD PPS which may impact the base rate as well as the various adjusters.  The ESRD PPS proposed rule for 2017 released on June 30, 2016 proposes a base rate of $231.04, representing a $0.65 increase from the 2016 base rate of $230.39.  Even if the ESRD PPS final rule for 2017 (the “2017 Final Rule”) is identical to the 2017 Proposed Rule, it is unclear whether the 2017 Final Rule will have the effect of increasing or decreasing the actual payment rate for some or all of our clinics. The 2017 Proposed Rule updates the outlier services fixed dollar loss amounts for adult and pediatric patients and Medicare Allowable Payments using 2015 claims data, resulting in increases for pediatric beneficiaries and decreases for adult beneficiaries.  Some of our clinics benefited from outlier services fixed dollar loss amounts and Medicare Allowable Payments for adult patients and, accordingly, their payment rates may be adversely affected if the 2017 Proposed Rule is finalized.  The ESRD Quality Incentive Program, which reduces future payments to dialysis facilities that do not meet or exceed certain performance standards in a measurement year by up to 2%, was also modified by the 2017 Proposed Rule, and those modifications, if finalized, could adversely affect the payment rates for our facilities.  The 2017 Proposed Rule also proposes an equivalency payment for hemodialysis when more than 3 treatments are furnished in a week, similar to the current policy regarding peritoneal dialysis, where the total amount that would be otherwise paid for 3 hemodialysis treatments in a week is divided by the number of treatments furnished, resulting in the new per-treatment rate.  This equivalency payment, if included in the 2017 Final Rule, could adversely affect the payment rates for our facilities. Additional adjustment factors, including facility-level and patient-level adjustments and changes to the training add-on and outlier adjustment, as well as differences between the 2017 Proposed Rule and the 2017 Final Rule could have the effect of increasing or decreasing the actual payment rate for some or all of our clinics. Future adjustments to the ESRD PPS implemented by CMS could have a negative impact upon our Medicare program revenues.

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS INC.
(Registrant)

/s/ Jonathan L. Wilcox
Name: Jonathan L. Wilcox
Title: Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

August 9, 2016

(Date)