Form 10-Q
period 2016-09-30
American Renal Associates Holdings, Inc.
filed 2016-11-10
CIK 1498068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 9, 2016 there were 30,868,050 shares of the registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain "forward-looking statements" and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to "estimates," "expects," "contemplates," "anticipates," "projects," "plans," "intends," "believes," "forecasts," "may," "should" and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed under “Risk Factors” in the Company’s prospectus (the “Prospectus”), dated April 20, 2016, filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) of the Securities Act of 1933, as amended, which is deemed to be part of the Company’s Registration Statement on Form S-1 (File No. 333-206686), as amended (the “Registration Statement”), and in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, and are accessible on the SEC’s website at www.sec.gov, and also include the following: may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

●

decline in the number of patients with commercial insurance or decline in commercial payor reimbursement rates, including as a result of changes to the healthcare exchanges or changes in regulations or enforcement of regulations regarding the healthcare exchanges;

●

the Centers for Medicare and Medicaid Services (“CMS”) request for information, and the Company’s temporary suspension of application assistance to charitable organizations pending further policy guidance from CMS;

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

●	heightened federal and state investigations and enforcement efforts;

●	the impact of the litigation by affiliates of UnitedHealth Group, Inc., the Securities and Exchange Commission inquiry, securities litigation and related matters;

●	changes in the availability and cost of erythropoietin-stimulating agents (“ESAs”) and other pharmaceuticals used in our business;

●	development of new technologies that could decrease the need for dialysis services or decrease our in-center patient population;

●	our ability to correctly estimate the amount of revenues that we recognize in a reporting period;

●	our ability to timely and accurately bill for our services and meet payor billing requirements;

●

claims and losses relating to malpractice, professional liability and other matters; the sufficiency of our insurance coverage for those claims and rising insurances costs; and any negative publicity or reputational damage arising from such matters;

●	loss of any members of our senior management;

●	damage to our reputation or our brand and our ability to maintain brand recognition;

●	our ability to maintain relationships with our medical directors and renew our medical director agreements;

●	shortages of qualified skilled clinical personnel, or higher than normal turnover rates;

●	competition and consolidation in the dialysis services industry;

●	deteriorations in economic conditions, particularly in states where we operate a large number of clinics, or disruptions in the financial markets;

●	the participation of our physician partners in material strategic and operating decisions and our ability to favorably resolve any disputes;

●	our ability to honor obligations under the joint venture operating agreements with our physician partners were they to exercise certain put rights and other rights;

●	unauthorized disclosure of personally identifiable, protected health or other sensitive or confidential information;

●	our ability to meet our obligations and comply with restrictions under our substantial level of indebtedness; and

●	the ability of our principal stockholder, whose interests may conflict with yours, to strongly influence or effectively control our corporate decisions.

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

PART I.

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except for share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash	$105,149	$90,988
Accounts receivable, less allowance for doubtful accounts of $7,296 and $7,435, respectively	77,253	76,919
Inventories	4,468	4,291
Prepaid expenses and other current assets	12,951	18,863
Income tax receivable	4,656	2,686
Total current assets	204,477	193,747
Property and equipment, net of accumulated depreciation of $159,684 and $138,163, respectively	165,132	142,701
Intangible assets, net of accumulated depreciation of $23,025 and $22,378, respectively	25,943	25,662
Other long-term assets	6,593	6,850
Goodwill	573,107	569,318
Total assets	$975,252	$938,278

Liabilities and Equity
Accounts payable	$23,277	$22,571
Accrued compensation and benefits	29,092	22,504
Accrued expenses and other current liabilities	54,031	26,788
Current portion of long-term debt	43,582	25,610
Total current liabilities	149,982	97,473
Long-term debt, less current portion	520,017	657,372
Income tax receivable agreement payable	15,670	—
Other long-term liabilities	11,262	9,483
Deferred tax liabilities	6,722	15,029
Total Liabilities	703,653	779,357
Commitments and contingencies (Note 13 and Note 14)
Noncontrolling interests subject to put provisions	140,336	108,211
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 30,868,050 and 22,213,967 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	184	98
Additional paid-in capital	69,765	—
Receivable from noncontrolling interests	(562)	(529)
Accumulated deficit	(121,527)	(128,261)
Accumulated other comprehensive loss, net of tax	(201)	(501)
Total American Renal Associates Holdings, Inc. deficit	(52,341)	(129,193)
Noncontrolling interests not subject to put provisions	183,604	179,903
Total equity	131,263	50,710
Total liabilities and equity	$975,252	$938,278

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Patient service operating revenues	$194,857	$169,190	$555,349	$482,119
Provision for uncollectible accounts	(1,902)	(1,244)	(4,696)	(3,349)
Net patient service operating revenues	192,955	167,946	550,653	478,770
Operating expenses:
Patient care costs	116,115	100,110	331,349	288,343
General and administrative	33,359	19,373	86,800	56,663
Transaction-related costs (Note 1)	—	2,105	2,239	2,105
Depreciation and amortization	8,687	7,670	24,616	22,842
Certain legal matters (Note 14)	4,042	—	4,042	—
Total operating expenses	162,203	129,258	449,046	369,953
Operating income	30,752	38,688	101,607	108,817
Interest expense, net	(7,372)	(11,816)	(28,571)	(34,639)
Loss on early extinguishment of debt	—	—	(4,708)	—
Income tax receivable agreement income	12,565	—	4,730	—
Income before income taxes	35,945	26,872	73,058	74,178
Income tax expense (benefit)	(101)	3,276	1,413	8,821
Net income	36,046	23,596	71,645	65,357
Less: Net income attributable to noncontrolling interests	(23,622)	(19,491)	(64,911)	(53,354)
Net income attributable to American Renal Associates Holdings, Inc.	$12,424	$4,105	$6,734	$12,003

Earnings (loss) per share (Note 11):
Basic	$0.35	$0.19	$(0.26)	$0.54
Diluted	$0.34	$0.18	$(0.26)	$0.53
Weighted-average number of common shares outstanding
Basic	30,865,350	22,171,026	27,198,297	22,134,647
Diluted	31,436,814	22,773,326	27,198,297	22,680,286
Cash dividends declared per share	$—	$—	$1.30	$—

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$36,046	$23,596	$71,645	$65,357
Unrealized gain (loss) on interest rate swap, net of tax	100	(178)	300	(777)
Total comprehensive income	36,146	23,418	71,945	64,580
Less: Comprehensive income attributable to noncontrolling interests	(23,622)	(19,491)	(64,911)	(53,354)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$12,524	$3,927	$7,034	$11,226

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Unaudited)

(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put	Common Stock		Additional Paid-in	Receivable from Noncontrolling Interest	Accumulated	Accumulated Other Comprehensive		Noncontrolling Interests not subject to put
	provisions	Shares	Par Value	Capital	Holders	Deficit	Income (loss)	Total	provisions
Balance at December 31, 2015	$108,211	22,213,967	$98	$—	$(529)	$(128,261)	$(501)	$(129,193)	$179,903
Net income	14,766	—	—	—	—	6,734	—	6,734	50,145
Stock-based compensation	—	—	—	23,238	—	—	—	23,238	—
Exercise of stock options	—	29,083	—	(356)	—	—	—	(356)	—
Issuance of common stock sold in initial public offering, net of offering expense of $19,619	—	8,625,000	86	170,045	—	—	—	170,131	—
Cash dividends, $1.30 per common share	—	—	—	(28,886)	—	—	—	(28,886)	—
Cash dividend equivalents paid on share-based payments	—	—	—	(1,337)	—	—	—	(1,337)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(3,818)	—	—	—	(3,818)	—
Non-cash dividends	—	—	—	(26,232)	—	—	—	(26,232)	—
Income tax receivable agreement dividend	—	—	—	(23,400)	—	—	—	(23,400)	—
Distributions to noncontrolling interests	(17,759)	—	—	—	—	—	—	—	(49,226)
Contributions from noncontrolling interests	2,744	—	—	—	(33)	—	—	(33)	3,865
Purchases of noncontrolling interests	—	—	—	(7,680)	—	—	—	(7,680)	(717)
Sales of noncontrolling interests	113	—	—	86	—	—	—	86	—
Reclassification/other adjustments	366	—	—	—	—	—	—	—	(366)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	300	300	—
Change in fair value of noncontrolling interests	31,895	—	—	(31,895)	—	—	—	(31,895)	—
Balance at September 30, 2016	$140,336	30,868,050	$184	$69,765	$(562)	$(121,527)	$(201)	$(52,341)	$183,604

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(dollars in thousands)

	Nine Months Ended September 30,
Operating activities	2016	2015
Net income	$71,645	$65,357
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,616	22,842
Amortization of discounts, fees and deferred financing costs	2,432	2,151
Loss on extinguishment of debt	4,708	—
Stock-based compensation	23,238	1,009
Deferred taxes	(8,508)	3,099
Income tax receivable agreement income	(4,730)	—
Non-cash charge related to interest rate swap	489	832
Non-cash rent charges	1,764	744
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(334)	(5,717)
Inventories	(177)	107
Prepaid expenses and other current assets	(1,171)	3,742
Other assets	44	100
Accounts payable	706	896
Accrued compensation and benefits	6,588	9,031
Accrued expenses and other liabilities	20,593	326
Cash provided by operating activities	141,903	104,519

Investing activities
Purchases of property, equipment and intangible assets	(46,659)	(37,897)
Cash paid for acquisitions	(4,467)	(600)
Cash used in investing activities	(51,126)	(38,497)

Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	175,254	—
Proceeds from issuance of long-term debt	60,000	—
Cash paid for debt issuance and other financing costs	(1,350)	—
Proceeds from term loans, net of deferred financing costs	54,706	39,244
Payments on long-term debt	(266,040)	(19,047)
Payments on capital lease obligations	—	(5)
Dividends and dividend equivalents paid	(30,223)	—
Proceeds from issuance of common stock	—	727
Proceeds from exercise of stock options	—	124
Common stock repurchases for tax withholdings of net settlement equity awards	(356)	(91)
Distributions to noncontrolling interests	(66,985)	(59,648)
Contributions from noncontrolling interests	6,576	3,878
Purchases of noncontrolling interests	(8,397)	(3,326)
Proceeds from sales of additional noncontrolling interests	199	495
Cash used in financing activities	(76,616)	(37,649)

Increase in cash	14,161	28,373
Cash at beginning of period	90,988	61,475
Cash at end of period	$105,149	$89,848

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$11,856	$5,513
Cash paid for interest	25,721	31,448

Supplemental Disclosure of Non-Cash Financing Activities
Accrued offering expense	314	—
Tax Receivable Agreement	23,400	—
Non-Cash Dividend	26,232	—
Liability for accrued dividend equivalent payments	3,818	—

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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of September 30, 2016, the Company owned and operated 207 dialysis clinics treating 14,166 patients in 25 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Initial Public Offering

On April 26, 2016, the Company completed an initial public offering (the “IPO”) pursuant to which the Company sold an aggregate of 8,625,000 shares of common stock at a public offering price of $22.00 per share. The net proceeds to the Company from its sale of shares of Common Stock in the IPO, after deducting underwriting discounts and before deducting offering expenses, amounted to $176,942. The Company applied $165,635 of the net proceeds from the IPO toward repayment of outstanding amounts under its second lien credit facility, and funded the repayment in full of the outstanding balance with borrowings from its first lien credit facility, as amended, and cash on hand.  Refer to Note 8 – Debt.  In connection to the IPO and the debt repayment, the Company incurred $2,239 of transaction-related costs for various legal, accounting, valuation and other professional and consulting services during the nine months ended September 30, 2016.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker as of September 30, 2016, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer, the Chief Operating Officer and the President. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The ASU identifies areas for simplification involving several aspects of share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all organizations, and the Company adopted the provisions of ASU 2016-09 as of July 1, 2016.   Upon early adoption, the Company elected to change its accounting policy to account for forfeitures as they occur.  The change was applied on a modified retrospective basis resulting in an increase to stock compensation expense for the six months ended June 30, 2016 of $354.  Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $225 for the six months ended June 30, 2016.  Excess tax benefits for share-based payments are included in net operating cash rather than net financing cash, which is consistent with the Company’s current policy.

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

On September 1, 2016, the Company acquired the assets of two separate dialysis centers in Pennsylvania.  The Company has a controlling interest in these joint ventures.

The cash consideration paid, on a combined basis for all acquisitions consummated during 2016, was allocated preliminarily based on the estimated fair value, as follows:

Fixed Assets	$400
Noncompete agreements	268
Goodwill	3,799
Purchase price	$4,467

These acquisitions were made to expand the Company’s market presence in the respective states.  The goodwill arising from these acquisitions consists largely of synergies expected from combining the individual dialysis center’s operations with the Company, and $3,799 of the goodwill is expected to be deductible for tax purposes. These acquisitions had an immaterial impact on the results of operations in this period.

The Company also incurred $10 of post-closing adjustments to goodwill related to past acquisitions for the nine months ended September 30, 2016.

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at September 30, 2016.

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

Tax Receivable Agreement—The fair value of the TRA relied upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Income tax receivable agreement income or expense in the Company’s Consolidated Statements of Operations.  The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised.  Changes in assumptions based on future events, including the price of our common stock, will impact the fair value for the TRA.  See Note 12 – Related Party Transactions for further discussion of the Tax Receivable Agreement.

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Liabilities
Tax Receivable Agreement Liability ($2,230 included in Accrued expenses and other current liabilities and $15,670 included in Income tax receivable agreement payable)	$17,900	$—	$—	$17,900
Interest rate swap agreements (included in Accrued expenses and other current liabilities)	175	—	175	—
Total Liabilities	$18,075	$—	$175	$17,900
Temporary Equity
Noncontrolling interests subject to put provisions	$140,336	$—	$—	$140,336

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Other long-term assets)	$238	$—	$238	$—
Liabilities
Interest rate swap agreements (included in Accrued expenses and other current liabilities	$426	$—	$426	$—
Temporary Equity
Noncontrolling interests subject to put provisions	$108,211	$—	$—	$108,211

The following table provides the fair value rollforward for the nine months ended September 30, 2016 for the Tax receivable agreement liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2015	$-
Initial fair value as of April 20, 2016	23,400
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement income	(5,500)
Balance at September 30, 2016	$17,900

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans at $426,219 as of September 30, 2016 as compared to the carrying amount of $434,917. The Company estimates the fair value of the first lien term loans at $374,453 and second lien term loans at $237,963 as of December 31, 2015 compared to the carrying amounts of $378,235 and $238,559.  See Note 8 – Debt for a discussion of the Company’s repayment of the second lien term loans.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	September 30, 2016	December 31, 2015
Accrued compensation	$16,532	$13,041
Accrued vacation pay	12,560	9,463
	$29,092	$22,504

Accrued expenses and other current liabilities consist of the following:

	September 30, 2016	December 31, 2015
Payor refunds and retractions	$39,511	$20,506
Other	14,520	6,282
	$54,031	$26,788

6. VARIABLE INTEREST ENTITIES

The Company relies on the operating activities of certain entities that it does not have the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (VIEs).

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

The Company has determined that substantially all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. For its joint ventures, the Company has determined that contractual rights granted to it provide the Company with the ability to direct the most significant activities of these entities, including development, administrative and management services.  In some cases, the contractual agreements include financial terms that may result in the Company absorbing more than an insignificant amount of the entities expected losses. Therefore, the Company has determined that it is the primary beneficiary of these entities.  Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. As of September 30, 2016, these condensed consolidated financial statements include total assets of VIEs of $22,376 and total liabilities of VIEs of $15,678.

NewCo

We partly finance the de novo clinic development costs of some of our joint venture subsidiaries by providing intercompany term loans and revolving loans through our wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“NewCo”), which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company.  As a result of the distribution of membership interests in NewCo, the balance of such assigned clinic loans is reflected on our consolidated balance sheet beginning in the current reporting period.  The balance of such assigned clinic loans was $21,663 as of September 30, 2016. Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture.  We guaranteed $11,479 of such assigned clinic loans as of September 30, 2016.

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

7. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. Some of these puts accelerated as a result of the Company’s initial public offering. If these put provisions were exercised, the Company would be required to purchase the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (12.5% - 17.5%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

8. DEBT

Long-term debt consists of the following:

	September 30, 2016		December 31, 2015
First Lien Credit Agreement	$434,917		$378,235
Second Lien Credit Agreement	—		238,559
Term Loans	107,294	(1)	59,578
Lines of Credit	22,897		12,818
Other	3,164		3,527
	568,272		692,717
Less: discounts and fees, net of accumulated amortization	(4,673)		(9,735)
Less: current maturities	(43,582)		(25,610)
	$520,017		$657,372

_____________________________

(1)	Includes assigned clinic loans

Scheduled maturities of long-term debt as of September 30, 2016 are as follows:

2016 (remainder)	$9,786
2017	47,235
2018	37,865
2019	450,860
2020	14,925
Thereafter	7,601
$568,272

During the nine months ended September 30, 2016, the Company made mandatory principal payments of $3,318 under the First Lien Credit Agreement.

As of September 30, 2016, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our First Lien Credit Agreement.

The following describes changes to our long term debt in the nine months ended September 30, 2016.

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

As of September 30, 2016 the interest rate swap continues to be ineffective, which was determined as of March 31, 2016.  Amounts previously recorded in accumulated other comprehensive loss related to these interest rate swaps, totaling $501, will be reclassified into earnings over the term of the previously hedged borrowing using the swaplet method.  The Company reclassified $100 and $300 previously recorded in accumulated other comprehensive loss into interest expense during the three and nine months ended September 30, 2016, respectively.  The Company expects that the remaining $201 of unrealized losses will be reclassified out of accumulated other comprehensive loss and into interest expense, net over the next six months.

As more fully described within Note 4-Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the Swaps are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swaps would be materially different from the fair values currently reported.

Clinic Loan Assignment and NewCo Distribution

On April 26, 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries by ARA OpCo to NewCo, which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company.  The balance of such assigned clinic loans was $26,135 as of April 26, 2016 and $21,663 as of September 30, 2016.  As a result of the distribution of membership interests in NewCo (the “NewCo Distributions”), the balance of such assigned clinic loans was reflected on our consolidated balance sheet beginning on the date the assigned clinic loans were transferred.  Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture.  We guaranteed $13,840 of such assigned clinic loans as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution, and $11,479 as of September 30, 2016.

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

The Company’s effective income tax rate for the three months ended September 30, 2016 and 2015 was (0.28%) and 12.19%, respectively, and 1.93% and 11.89% for the nine months ended September 30, 2016 and 2015, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from our joint venture subsidiaries which are pass-through entities for income tax purposes, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes.

10. STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2016 and 2015, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Patient care costs	$2,040	$74	$3,713	$200
General and administrative	10,633	375	19,538	852
Total stock-based compensation before tax	$12,673	$449	$23,251	$1,052
Income tax benefit	(5,069)	(180)	(9,300)	(421)

As of September 30, 2016, the Company has 5,951,704 options outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of September 30, 2016, options to purchase an aggregate of 3,715,711 shares of common stock are available for future grants under the 2016 Plan.

The assumptions used for options granted to acquire Common Stock and the fair value at the date of grant under the 2016 Plan is noted in the following table:

The assumptions used for options granted to acquire Common Stock and the fair value at the date of grant under the 2016 Plan is noted in the following table:
Nine Months Ended September 30,
2016
Expected volatility	25.00%
Weighted average expected term in years	6.48
Weighted average risk-free interest rate	1.34%
Expected annual dividend yield	0%
Weighted average grant-date fair value	$6.52

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

Information concerning options activity under the 2016 Plan for options to acquire Common Shares is summarized as follows:

	Nine Months Ended September 30,
	2016
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	-	$-
Granted (1)	286,579	23.06
Forfeited	(2,290)	22.87
Outstanding, end of period	284,289	$23.06
Options vested and expected to vest, end of period	280,765	$23.06
Options exercisable, end of period	3,524	$22.87

_____________________________

(1)	Subject to vesting terms of three or five years.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and becomes due upon vesting for unvested options.  This resulted in a modification.  Additionally, in connection with the cash dividend, as of September 30, 2016 the Company has made payments equal to $1.30 per share, or $1,166 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $6,207.

In connection with the NewCo Distribution, as described in Note 8, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2,533, of which $171 was paid to vested option holders and $2,362 is payable to unvested option holders only if such unvested options become vested as of September 30, 2016. Options were also equitably adjusted for the TRA, as described in Note 12.  Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

In connection with these dividends, equitable adjustments are required by the terms of some of our equity incentive plans and for other plans were modified at the discretion of our Board of Directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options.  These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, will be recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $20,884 in incremental compensation expense and $743 of stock compensation expense due to transactions at the time of the IPO during the nine months ended September 30, 2016. As of September 30, 2016, the Company had $33,042 of unrecognized compensation costs related to unvested share-based compensation arrangements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic
Net income attributable to American Renal Associates Holdings, Inc.	$12,424	$4,105	$6,734	$12,003
Change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests	(1,752)	—	(13,885)	—-
Net income (loss) attributable to American Renal Associates Holdings, Inc. for basic earnings per share calculation	$10,672	$4,105	$(7,151)	$12,003
Weighted-average common shares outstanding	30,865,350	22,171,026	27,198,297	22,134,647
Earnings (loss) per share, basic	$0.35	$0.19	$(0.26)	$0.54
Diluted
Net income attributable to American Renal Associates Holdings, Inc.	$12,424	$4,105	$6,734	$12,003
Change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests	(1,752)	—	(13,885)	—
Net income (loss) attributable to American Renal Associates Holdings, Inc. for diluted earnings per share calculation	$10,672	$4,105	$(7,151)	$12,003
Weighted-average common shares outstanding, basic	30,865,350	22,171,026	27,198,297	22,134,647
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	571,464	602,300	—	545,639
Weighted-average common shares outstanding, diluted	31,436,814	22,773,326	27,198,297	22,680,286
Earnings (loss) per share, diluted	$0.34	$0.18	$(0.26)	$0.53
Outstanding options excluded as impact would be anti-dilutive	338,538	64,017	336,935	27,711

12. RELATED PARTY TRANSACTIONS

NewCo

In 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries to NewCo, as described in Note 6 – Variable Interest Entities. A Centerbridge entity, which does not hold any economic interest in NewCo, is the manager of NewCo, and affiliates of Centerbridge and our executive officers own economic interests in NewCo.  As of September 30, 2016, such assigned clinic loans aggregated $21,663, had maturities ranging from November 2016 to September 2020, with a weighted average maturity of approximately 3.2 years (May 2019), and interest rates ranging from 3.46% to 8.08%, with a weighted average interest rate of 5.11%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and NewCo (the “Loan Servicing Agreement”).  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

expenses, which may be adjusted annually based on negotiations between the Company and NewCo. The quarterly fee charged for the three and nine months ended September 30, 2016 is immaterial. Each assigned clinic loan guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  Our maximum potential liability for future payments, not including interest, is $21,663, of which we guaranteed $11,479 as of September 30, 2016.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers.  The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016.  As of September 30, 2016, the Company’s total liability under the TRA is estimated to be $18,670, of which $3,000 is included as a component of other accrued expenses on the condensed consolidated balance sheet.

Transaction Fee and Advisory Services Agreement

The Company entered into a transaction fee and advisory services agreement, dated as of May 7, 2010 (the “Advisory Services Agreement”), with Centerbridge Advisors, LLC (together with its affiliates, “Centerbridge”). Under the Advisory Services Agreement, Centerbridge agreed to provide certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA (as defined in the agreement), minus a personnel expense deduction, if applicable. During the nine months ended September 30, 2016 and 2015, the Company recorded $537 and $1,356 of expense related to this agreement, respectively. Centerbridge was also entitled to receive an additional fee equal to 1.0% of the enterprise value and/or aggregate value, as applicable, for any fundamental or significant transactions, both as defined, in which Centerbridge is involved.  In connection with the IPO, the Advisory Services Agreement was terminated as of April 26, 2016 (other than the expense reimbursement and indemnification provisions).

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

13. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in Note 12 – Related Party Transactions, the Company is a party to the TRA under which we are contractually committed to pay our pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA).  The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise.

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

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the ultimate liability, if any, in excess of amounts already provided for in the consolidated financial statements or covered by insurance on the disposition of these matters will not have a material effect on its financial position, results of operations or cash flows. Refer to Note 14 – Certain Legal Matters.

Regulatory

The healthcare industry is subject to numerous laws and regulations of federal, state, and local governments. Government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of fraud and abuse statutes and regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations are subject to government review and interpretations, as well as regulatory actions unknown or unasserted at this time.

14. CERTAIN LEGAL MATTERS

As previously disclosed, American Renal Associates Holdings, Inc. (“ARA”) and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida on July 1, 2016. On August 12, 2016, the Company and ARA OpCo each filed a motion to dismiss the action.  On September 2, 2016, plaintiffs filed an amended complaint.  On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint.  The amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who elected to obtain coverage under one of United’s Affordable Care Act (“ACA”) compliant individual marketplace plans, effective on or after January 1, 2016. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

claims, health care kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by a third party charitable organization.  The complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs.  The Company has moved to dismiss the amended complaint in full, and is vigorously defending itself in this legal matter.  The Company has received a letter from another insurance company seeking information regarding matters relating to the insurance company’s covered patients similar in nature to the matters underlying the United complaint.

In addition, as previously disclosed, on July 26, 2016, the Staff of the SEC sent a letter to the Company stating that it is conducting an inquiry and requesting that the Company provide certain documents and information relating to the subject matter covered by the United complaint described above.  The Company has subsequently received follow up and additional requests for documents and information with respect to the same subject matter.  The Company is fully cooperating with SEC Staff.

On August 18, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a request for information seeking public comment on the concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA-compliant individual marketplace plans, including health insurance marketplace plans. The request for information also sought comment about certain charities that provide assistance to patients seeking private insurance coverage.  CMS also sent letters to all Medicare-enrolled dialysis facilities and centers informing them of this request for information.  The Company provided a response to the CMS request for information which response is publicly available on the U.S. Government’s Regulations.gov website.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints assert federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC and in addition, the complaint filed in the United States District Court for the Southern District of New York asserts claims under Sections 11 and 15 of the Securities Act. The complaints allege that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  The Company intends to vigorously defend itself against these claims.

No assurance can be given as to the timing or outcome of the legal matters discussed above, nor can any assurance be given as to whether the filing of these lawsuits and any inquiries will affect the Company’s other relationships, or the Company’s business generally. We cannot predict the outcome of any of these matters and an adverse result in one or more of them could have a material adverse effect on our business, results of operation and financial condition.

Although we are not currently subject to any regulatory proceedings, in light of the heightened scrutiny with respect to the matters described above, there is no assurance that formal regulatory investigations or proceedings will not be commenced by any U.S. federal or state healthcare and other regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions, regulatory or otherwise, arising in relation to the matters described above.  An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

15. SUBSEQUENT EVENT

Pending further policy guidance from the Centers for Medicare and Medicaid Services (“CMS”), in November 2016, for patients enrolled in minimum essential Medicaid coverage, we have temporarily suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which we expect will cause an adverse change in the mix of patients and treatments.   This change will not affect our provision of such assistance in the application process to other patients.  We estimate that the annual financial impact from the suspension to pre-tax net income attributed to ARAH would be up to approximately $17 million. The estimated annual financial impact is based on the patient population as of September 30, 2016, taking the weighted average dialysis facility ownership into account, and are presented before any potential future offsetting actions that could be taken by the Company.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(dollars in thousands, except per share amounts)

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in December 2000. As of September 30, 2016, we had developed 156 de novo clinics and 51 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
De novo clinics(1)	5	6	13	12
Acquired clinics(2)	1	—	2	1
Total new clinics	6	6	15	13

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.3 to $2.0 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended September 30, 2016 and September 30, 2015 our development capital expenditures were $9.7 million and $6.4 million, respectively, representing 5.0% and 3.8% of our net revenues, respectively.

Our results of operations have been and will continue to be materially affected by the timing and number of openings, and the timing of certifications of de novo clinic openings and the amount of de novo clinic opening costs incurred. In particular, our patient care costs on an absolute basis and as a percentage of our patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. We consider a de novo clinic to be a “start-up clinic” until the first month it generates positive clinic-level EBITDA. We typically achieve positive clinic-level monthly EBITDA within, on average, six months after the first treatment at a clinic. However, approximately 17% of our de novo clinics have exceeded six months from first treatment to positive clinic-level monthly EBITDA, averaging approximately 12 months to positive clinic-level monthly EBITDA. Clinic-level EBITDA differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis.

Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2016	2	6	5	—	13
2015	1	5	6	4	16
2014	2	4	3	6	15
2013	1	3	2	11	17

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2012 to September 30, 2016, we added 139 dialysis stations to our existing clinics, representing the equivalent of nearly eight de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Source of Treatment Growth:	2016	2015	2016	2015
Non-acquired treatment growth(1)	10.2%	13.3%	11.8%	11.9%
Acquired treatment growth(2)	1.2%	4.0%	0.9%	4.0%
Total treatment growth	11.4%	17.3%	12.7%	15.9%

(1)

Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.

(2)	Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD program's bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. During the years ending December 31, 2014 and 2015, the Medicare ESRD PPS payment rates for our clinics were approximately $248 and $247, respectively, per treatment. The ESRD PPS final rule for 2016 released on October 29, 2015 (the “2016 Final Rule”) lowered the base rate from $239.43 to $230.39 and modified criteria for certain rate adjustments. Due to the various adjusters, the changes in the Medicare payment rates for 2016 will not be material to us. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2017 was released on October 28, 2016 by CMS (the “2017 Final Rule”). The 2017 Final Rule includes a base rate of $231.55, representing a $1.16 increase from the 2016 base rate of $230.39. CMS has estimated that the 2017 Final Rule would result in an overall increase of payments to ESRD facilities of 0.7%.

Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients. As a result, our ability to generate operating income is substantially dependent on revenues derived from commercial payors, which typically pay us either negotiated payment rates or a discount to our usual and customary fee schedule. Many commercial insurance programs have been moving towards a bundled payment system, which may not reimburse us for all of our operating costs, such as the cost of ESA’s and other pharmaceuticals.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor. For the three years ended December 31, 2015, commercial payors and others, including the veterans administration, accounted for an average of approximately 13.3% of the treatments we performed, while the average for the last four quarters ended September 30, 2016 is 16.6%. The change in the mix of patients and treatments has largely been driven by enrollment in Affordable Care Act (“ACA”) plans (both on-exchange and off-exchange).

During the third quarter of 2016, CMS issued a request for information (the “RFI”) seeking public comment on the concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA-compliant individual marketplace plans, including health insurance marketplace plans. The request for information also sought public comment about certain charities, which provide assistance to patients seeking to enroll in private insurance coverage. CMS also sent letters to all Medicare-enrolled dialysis facilities and centers, including ARA’s facilities, informing them of this request for information. CMS indicated that it is considering potential regulatory and operational options to prohibit or limit premium payments and routine waiver of cost-sharing for qualified health plans by health care providers, revisions to Medicare and Medicaid provider enrollment rules, potential changes that would allow individual market plans to limit their payment to health care providers to Medicare-based amounts for particular services and items of care, and the imposition of civil monetary penalties for individuals that fail to provide correct information about consumers enrolling in a plan. See Part II, Item 1A. “Risk Factors”. In response to the RFI, many commercial payors and trade associations demanded the prohibition of any charitable premium assistance for marketplace plans on and off the exchange. In addition, there were requests from commercial payors and certain trade associations that patients, and specifically ESRD patients, that have access to any form of alternate coverage, should not be allowed to select an ACA plan offered on or off the exchange.

Pending further policy guidance from CMS, in November 2016, for patients enrolled in minimum essential Medicaid coverage, we have temporarily suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which we expect will cause an adverse change in the mix of patients and treatments.   This change will not affect our provision of such assistance in the application process to other patients.

A small but growing portion of ARA’s Medicaid patients have chosen to enhance their healthcare benefits by electing to enroll in an ACA plan. As of September 30, 2016, approximately 300 patients or 2% of ARAH’s total patients, had pre-existing minimum essential Medicaid coverage and also chose additional coverage through an ACA plan. Virtually all of these low-income patients have relied on charitable premium assistance because they are ineligible for federal premium tax credits. If CMS establishes new policies to restrict or limit charitable premium assistance for ACA plans to patients with pre-existing Medicaid coverage, these patients will likely revert back to Medicaid-only coverage.  In addition, approximately 235 additional patients or 1.7% of ARA’s total patients, were enrolled in an ACA plan and not enrolled in the Medicaid program as of September 30, 2016. Approximately 85% of these patients have relied on charitable premium assistance. These patients chose ACA plans for a variety of reasons, including ineligibility for government programs, the shift of coverage options from the individual and/or small group markets to ACA exchanges, lack of requisite work credits to be eligible for Medicare coverage, the opportunity to consolidate family coverage under one insurance plan, and the lack of Medigap policy coverage due to certain state insurance department restrictions, among other reasons. Insurance coverage disruptions for these patients could result if CMS establishes new guidelines that extend to this subset of patients. The average revenue per treatment for ACA plans is below that of our overall average commercial revenue per treatment but above our Medicare rate.

The change in the patient insurance education policy to suspend activities in relation to applications to the AKF for charitable premium assistance by patients enrolled in minimum essential Medicaid coverage seeking additional coverage through an ACA plan would adversely impact patient service operating revenue by the aggregate difference in Medicaid rates and the rates under the ACA plans. If CMS were to issue broader guidance that made access to charitable premium assistance unavailable to all ESRD patients on ACA Plans, patient service operating revenue would be adversely impacted by an additional amount. The aforementioned impacts are described before any potential future offsetting actions that could be taken by the Company.  See Part II, Item 1A. “Risk Factors”.

During the third quarter of 2016, in addition to the temporary suspension described above, the Company adopted policies and procedures to ensure that its patient insurance education program provides broad-based information to patients about their insurance options, so that the patients are in the best possible position to choose coverage based on their own best interests.  Under this program, the Company informs patients, when appropriate, about insurance plans available under the ACA and other individual marketplace plans as alternatives or supplements to coverage under Medicare or Medicaid.  The Company will continue to advise its patients about the potential availability of assistance with the payment of premiums from the AKF under the AKF Health Insurance Premium Program (“HIPP”), subject to the temporary suspension described above, and compliance with the AKF’s policies and procedures and approved regulatory guidance from CMS.

In addition, recently there have been other significant developments in the market that may affect our business, including the withdrawal of some insurers from offering ACA and individual marketplace plans in certain states, increases in premiums for ACA plans, and continuing efforts on the part of insurers to reduce the amount paid to providers per treatment.  Further, there could be additional changes in our business in the future resulting from potential regulatory actions and other third party practices following the recent CMS request for information seeking public comment on concerns relating to steering of patients eligible for Medicare and Medicaid into ACA plans, and the recent changes to the AKF HIPP program announced by AKF.  See Part II, Item 1 — “Legal Proceedings.”

The temporary suspension, and any CMS action relating to establishing policies to restrict or limit charitable assistance for ACA plans, will adversely impact the number of patients covered by ACA and other individual marketplace plans, the Company’s average reimbursement rate and its results of operations and cash flows, which impact may be material.  Further, the other changes to the Company’s patient education program, whether or not the suspension continues or CMS restricts charitable assistance, together with the other developments in the market described above, including the impact of such changes on enrollment in ACA plans, and/or potential regulatory changes in the future, may adversely impact the number of the Company’s patients covered by ACA and other individual marketplace plans, as well as the Company’s average reimbursement rate in the future. While the Company is unable to predict the full effect the foregoing factors may have on its business, results of operations, and cash flows, the effect may be material.

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Source of Revenues:	2016	2015	2016	2015
Government-based and other(1)	54.7%	57.7%	55.6%	58.6%
Commercial and other(2)	45.3%	42.3%	44.4%	41.4%
	100.0%	100.0%	100.0%	100.0%

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

Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESA’s, principally EPO and Aranesp, and medical supplies. The price of EPO supplied by Amgen increased for us in 2016 while the price of Aranesp decreased.  In the future any increase in price of EPO or Aranesp could adversely affect our operating results and financial condition. We may not have access to certain other ESAs that may be more cost-effective and due to product delays and availability, we expect our clinics will predominantly be using EPO and Aranesp in the foreseeable future.  Furthermore, even if we do have access to other sources of ESAs, we cannot assure you that these alternatives would be cost-effective for us or work as effectively as EPO or Aranesp. Increased utilization of EPO or Aranesp for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, shortage of supplies, such as the current shortage of peritoneal dialysis solution affecting dialysis providers throughout the United States, could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above.

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

Future Charges

The completion of the IPO has had effects on our results of operations and financial conditions. In connection with the IPO, our results of operations are affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and the costs of complying with the other rules and regulations of the SEC and the New York Stock Exchange. In addition, when the available exemptions under the Jumpstart Our Business Startups Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters described below and related matters.  See “–Operating Expenses – Certain Legal Matters” and Part II, Item 1 – “Legal Proceedings.”

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38.9 million. As of September 30, 2016, we had approximately $33.0 million of unrecognized compensation costs related to unvested share-based compensation arrangements of which $27.7 million is attributable to share-based awards with market and performance conditions and $5.3 million is attributable to share-based awards with performance or time-based vesting. The compensation costs associated with time-based vesting awards are expected to be recognized as expense over a weighted average period of approximately two years. The compensation costs associated with the market and performance based option modification at the time of the IPO (the “Modification Expense”) will be recognized over a period of approximately 12 months from the date of the IPO.

In addition, in connection with the distribution (the “NewCo Distributions”) of membership interests in an entity holding assigned clinic loans (the “Assigned Clinic Loans”), described in “Note 8 – Debt” to our unaudited consolidated financial statements, since the interest on these loans will no longer be eliminated in consolidation, we expect to incur additional interest expense. This increase in interest expense is expected to be offset by the reduction in interest expense as a result of the refinancing of our second lien term loans.

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. See "Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement” in the Prospectus. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our initial public offering price, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability will be recognized in our statement of operations as Income tax receivable agreement income (expense) in future periods. See Note 12 to the consolidated financial statements included in Part I of this Form 10-Q.

FTC Decision and Order

We are subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission. The Decision and Order was entered in 2007 following a nonpublic investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibits us for a period of ten years through October 17, 2017, without prior notice to the Federal Trade Commission from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick. These prohibitions are subject to a number of exceptions that permit us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied and intend to continue to comply with the terms of the Decision and Order and on September 19, 2016 we submitted an annual compliance report to the Federal Trade Commission. We do not believe that compliance with the Decision and Order will have a material impact on our revenues, earnings or cash flows.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Data and Other Non-GAAP Financial Data:	2016	2015	2016	2015
Number of clinics (as of end of period)	207	187	207	187
Number of de novo clinics opened (during period)	5	6	13	12
Patients (as of end of period)	14,166	12,543	14,166	12,543
Number of treatments	516,043	463,181	1,497,077	1,328,842
Non-acquired treatment growth	10.2%	13.3%	11.8%	11.9%
Patient service operating revenues per treatment	$378	$365	$371	$363
Patient care costs per treatment	$225	$216	$221	$217
Adjusted patient care costs per treatment (1)	$221	$216	$219	$217
General and administrative expenses per treatment	$65	$42	$58	$43
Adjusted general and administrative expenses per treatment (2)	$45	$42	$46	$43
Provision for uncollectible accounts per treatment	$4	$3	$3	$3
Adjusted EBITDA (including noncontrolling interests)(3)	$56,154	$49,169	$156,292	$136,043
Adjusted EBITDA-NCI (3)	$32,532	$29,678	$91,381	$82,689

(1)

Excludes $1.9 million and $3.3 million Modification Expense during the three and nine months ended September 30, 2016, respectively. Additionally, the nine months ended September 30, 2016 excludes $0.1 million of stock compensation expense as a result of early adoption of ASU 2016-09, as it relates to the modified options. Refer to Note 1.

(2)

Excludes $10.3 million and $18.3 of Modification and other stock compensation expense related to the modification of options and other transactions at the time of the Company’s IPO (together with the Modification Expense, the “Modification and Other Stock Compensation Expense”) during the three and nine months ended September 30, 2016, all of which will be expensed within 12 months of the IPO. Additionally, the nine months ended September 30, 2016 excludes $0.3 million of stock compensation expense as a result of early adoption of ASU 2016-09, as it relates to the modified options. Refer to Note 1.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before income taxes, interest expense, net, depreciation and amortization, as adjusted for stock-based compensation, loss on early extinguishment of debt, transaction-related costs, certain legal matters costs, income tax receivable agreement income and expense and management fees. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and understanding our operating performance in a manner similar to management. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of actions that are outside the operational control of management, but can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for it to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and you should not consider these items in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

●	do not include stock-based compensation expense;

●	do not include transaction-related costs;

●

do not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and ability to generate profits;

●	do not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

●	do not include income tax receivable agreement income and expense;

●	do not include loss on early extinguishment of debt;

●	do not include costs related to certain legal matters;

●	do not include management fees;

●	do not include certain income tax payments that represent a reduction in cash available to us; and

●	do not reflect changes in, or cash requirements for, our working capital needs.

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

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net Income	$36,046	$23,596	$71,645	$65,357
Add:
Stock-based compensation	12,673	449	23,251	1,052
Depreciation and amortization	8,687	7,670	24,616	22,842
Interest expense, net	7,372	11,816	28,571	34,639
Income tax expense (benefit)	(101)	3,276	1,413	8,821
Transaction-related costs(a)	—	2,105	2,239	2,105
Loss on early extinguishment of debt(b)	—	—	4,708	—
Income tax receivable agreement income(c)	(12,565)	—	(4,730)	—
Certain legal matters(d)	4,042	—	4,042	—
Management fees(e)	—	257	537	1,227
Adjusted EBITDA (including noncontrolling interests)	56,154	49,169	156,292	136,043
Less: Net income attributable to noncontrolling interests	(23,622)	(19,491)	(64,911)	(53,354)
Adjusted EBITDA –NCI	$32,532	$29,678	$91,381	$82,689

(a)	Represents costs related to debt refinancing and other transactions. See “Note 8 – Debt” and “Note 12 – Related Party Transactions.”

(b)	Represents costs related to debt refinancing. See “Note 8 – Debt.

(c)	Represents costs related to Income tax receivable agreement. See “Note 4 – Fair Value Measurements.”

(d)	Represents costs related to various legal and regulatory matters as described under “ – Operating Expenses – Certain Legal Matters”.

(e)	Represents management fees paid to Centerbridge. See “Note 12-Related Party Transactions.”

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

Certain Legal Matters.  Certain legal matters cost includes professional fees and other expenses associated with the Company’s handling of, and response to, the UnitedHealth Group litigation, the SEC inquiry, the CMS request for information, the securities litigation, and the Company’s internal review and analysis of factual and legal issues relating to the aforementioned matters. See Part II, Item 1 – “Legal Proceedings.”

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

Income tax receivable agreement income/expense. Income tax receivable agreement income/expense is the income/expense associated with the change in the fair value of the TRA from the prior quarter end.

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities.  Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of non-controlling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “Liquidity and Capital Resources – Put Obligations”. The net income attributable to owners of our consolidated entities, other than us, is classified within the line item Net income attributable to noncontrolling interests. See also “—Critical Accounting Policies and Estimates—Noncontrolling Interests” and Note 7. “Noncontrolling Interests Subject to Put Provisions”.

Results of Operations

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended September 30,		Increase (Decrease)
				Percentage
	2016	2015	Amount	Change
Patient service operating revenues	$194,857	$169,190	$25,667	15.2%
Provision for uncollectible accounts	(1,902)	(1,244)	(658)	52.9%
Net patient service operating revenues	192,955	167,946	25,009	14.9%
Operating expenses:
Patient care costs	116,115	100,110	16,005	16.0%
General and administrative	33,359	19,373	13,986	72.2%
Transaction-related costs	—	2,105	(2,105)	NM
Depreciation and amortization	8,687	7,670	1,017	13.3%
Certain legal matters	4,042	—	4,042	NM
Total operating expenses	162,203	129,258	32,945	25.5%
Operating income	30,752	38,688	(7,936)	(20.5)%
Interest expense, net	7,372	11,816	(4,444)	(37.6)%
Income tax receivable agreement income	(12,565)	—	(12,565)	NM
Income before income taxes	35,945	26,872	9,073	33.8%
Income tax expense (benefit)	(101)	3,276	(3,377)	NM
Net income	36,046	23,596	12,450	52.8%
Less: Net income attributable to noncontrolling interests	(23,622)	(19,491)	(4,131)	21.2%
Net income attributable to American Renal Associates Holdings, Inc.	$12,424	$4,105	$8,319	NM

___________________

NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended September 30, 2016 were $194.9 million, an increase of 15.2% from $169.2 million for the three months ended September 30, 2015. The increase in patient service operating revenues was primarily due to an increase of approximately 11.4% in the number of dialysis treatments. The increase in treatments resulted principally from non-acquired treatment growth of 10.2% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the three months ended September 30, 2016 were $4.3 million compared to $2.8 million for the three months ended September 30, 2015, an increase of $1.5 million due to the timing of opening and certification of de novo clinics, as described under “Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the three months ended September 30, 2016 was $378 compared with $365 for the three months ended September 30, 2015 driven by a meaningful improvement in commercial and other mix, primarily related to an increase in patients covered by ACA and other individual marketplace plans. As a source of revenue by payor type, government-based and other payors accounted for 54.7% and 57.7%, respectively, of our revenues for the three months ended September 30, 2016 and 2015.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended September 30, 2016 was $1.9 million, or 1.0% of net patient service operating revenues, as compared to $1.2 million, or 0.7% of net patient service operating revenues, for the same period in 2015. Our accounts receivable, net of the bad debt allowance, represented approximately 37 and 42 days of patient service operating revenues as of September 30, 2016 and 2015, respectively.

Operating Expenses

Patient care costs. Patient care costs for the three months ended September 30, 2016 were $116.1 million, an increase of 16.0% from $100.1 million for the three months ended September 30, 2015. This increase was primarily due to an increase in the number of treatments as well as $1.9 million of Modification and Other Stock Compensation Expense described above. As a percentage of net patient service operating revenues, patient care costs were approximately 60.2% (or 59.2% excluding the Modification and Other Stock Compensation Expense) for the three months ended September 30, 2016 compared to 59.6% for the three months ended September 30, 2015. Excluding the Modification and Other Stock Compensation Expense, the change was primarily attributable to higher revenues per treatment described above and lower ancillary and pharmaceutical costs as a percentage of net patient service operating revenues, offset by increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the three months ended September 30, 2016 were $225, compared to $216 for the three months ended September 30, 2015.  Patient care costs per treatment excluding the Modification and Other Stock Compensation Expense were $221 for the three months ended September 30, 2016.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2016 were $33.4 million, an increase of 72.2% from $19.4 million for the three months ended September 30, 2015, primarily due to corporate costs associated with becoming a public company, including $10.3 million of Modification and Other Stock Compensation Expense described above, an increase in the number of treatments and increased legal costs in addition to the legal costs relating to Certain Legal Matters described below. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 17.3% (or 12.0% excluding the Modification and Other Stock Compensation Expense) for the three months ended September 30, 2016 compared to 11.5% for the three months ended September 30, 2015. General and administrative expenses per treatment for the three months ended September 30, 2016 were $65, compared to $42 for the three months ended September 30, 2015.  General and administrative expenses per treatment excluding the Modification and other Stock Compensation Expense were $45 for the three months ended September 30, 2016.

Transaction-related costs. There were no transaction-related costs for the three months ended September 30, 2016. Transaction-related costs for the three months ended September 30, 2015 were $2.1 million, which are costs associated with the forgiveness of indebtedness and accrued interest under a line of credit extended to an executive.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2016 was $8.7 million, compared to $7.7 million for the three months ended September 30, 2015. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 4.5% for the three months ended September 30, 2016 compared to 4.6% for the three months ended September 30, 2015.

Certain Legal Matters. Certain legal matter costs for the three months ended September 30, 2016 was $4.0 million. See Part II, Item 1 – “Legal Proceedings.”

Operating Income

Operating income for the three months ended September 30, 2016 was $30.8 million, a decrease of $7.9 million, or 20.5%, from $38.7 million for the three months ended September 30, 2015. The decrease was primarily due to the factors described above, but was partially offset by the impact of the rebasing reimbursement environment for Medicare. In addition, for the three months ended September 30, 2016 and 2015, start-up clinics reduced operating income by $4.6 million and $2.3 million, respectively, an increase of $2.3 million reflecting the timing of opening and certification of de novo clinics each year as described under “Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 15.9% for the three months ended September 30, 2016 compared to 23.0% for the three months ended September 30, 2015, reflecting the factors described above. Excluding the impact of the Modification and Other Stock Compensation Expense of $12.2 million, as a percentage of net patient service operating revenues, operating income was 22.3% for the three months ended September 30, 2016 compared to 23.0% for the three months ended September 30, 2015, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended September 30, 2016 was $7.4 million, and $11.8 million for the three months ended September 30, 2015, a decrease of 37.6% primarily due to our debt refinancing, offset by an increase in third party clinic debt, including the Assigned Clinic Loans.

Income tax receivable agreement income/expense. Income tax receivable agreement income for the three months ended September 30, 2016 was $12.6 million.  This income represents the change in the estimated fair value of the TRA liability during the period.

Income tax expense (benefit)  The provision (benefit) for income taxes for the three months ended September 30, 2016 and September 30, 2015 represented an effective tax rate of (0.3%) and 12.2%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended September 30, 2016 and 2015 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2016 was

$23.6 million, representing an increase of 21.2% from $19.5 million for the three months ended September 30, 2015. The increase was primarily due to growth in the earnings of our existing joint ventures, offset by an increase in our ownership interest in an existing clinic.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015

The following table summarizes our results of operations for the periods indicated.

	Nine Months Ended September 30,		Increase (Decrease)
				Percentage
	2016	2015	Amount	Change
Patient service operating revenues	$555,349	$482,119	$73,230	15.2%
Provision for uncollectible accounts	(4,696)	(3,349)	(1,347)	40.2%
Net patient service operating revenues	550,653	478,770	71,883	15.0%
Operating expenses:
Patient care costs	331,349	288,343	43,006	14.9%
General and administrative	86,800	56,663	30,137	53.2%
Transaction-related costs	2,239	2,105	134	6.4%
Depreciation and amortization	24,616	22,842	1,774	7.8%
Certain legal matters	4,042	—	4,042	NM
Total operating expenses	449,046	369,953	79,093	21.4%
Operating income	101,607	108,817	(7,210)	(6.6)%
Interest expense, net	28,571	34,639	(6,068)	(17.5)%
Loss on early extinguishment of debt	4,708	—	4,708	NM
Income tax receivable agreement income	(4,730)	—	(4,730)	NM
Income before income taxes	73,058	74,178	(1,120)	(1.5)%
Income tax expense	1,413	8,821	(7,408)	NM
Net income	71,645	65,357	6,288	9.6%
Less: Net income attributable to noncontrolling interests	(64,911)	(53,354)	(11,557)	21.7%
Net income attributable to American Renal Associates Holdings, Inc.	$6,734	$12,003	$(5,269)	(43.9)%

NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the nine months ended September 30, 2016 were $555.3 million, an increase of 15.2% from $482.1 million for the nine months ended September 30, 2015. The increase in patient service operating revenues was primarily due to an increase of approximately 12.7% in the number of dialysis treatments. The increase in treatments resulted principally from non-acquired treatment growth of 11.8% from existing clinics and de novo clinics. The Company estimates that the extra leap year day during the nine months ended September 30, 2016 added approximately 0.4% to the non-acquired growth rate during the period. Patient service operating revenues relating to start-up clinics for the nine months ended September 30, 2016 were $8.3 million compared to $8.0 million for the nine months ended September 30, 2015, an increase of $0.3 million due to an increase in the number of start-up clinics offset by the effects of the timing of opening and delays in certification of de novo clinics. Patient service operating revenues per treatment for the nine months ended September 30, 2016 was $371 compared with $363 for the nine months ended September 30 2015 driven by a meaningful improvement in commercial and other mix, primarily related to an increase in patients covered by ACA and other individual marketplace plans. As a source of revenues, government-based and other payors accounted for 55.6% and 58.6%, respectively, of our revenues for the nine months ended September 30, 2016 and 2015.

Provision for uncollectible accounts. Provision for uncollectible accounts for the nine months ended September 30, 2016 was $4.7 million, or 0.9% of net patient service operating revenues, as compared to $3.3 million, or 0.7% of net patient service operating revenues, for the same period in 2015. Our accounts receivable, net of the bad debt allowance, represented approximately 37 and 42 days of patient service operating revenues as of both September 30, 2016 and 2015, respectively.

Operating Expenses

Patient care costs. Patient care costs for the nine months ended September 30, 2016 were $331.3 million, an increase of 14.9% from $288.3 million for the nine months ended September 30, 2015. This increase was primarily due to an increase in the number of treatments. As a percentage of net patient service operating revenues, patient care costs were approximately 60.2% for the nine months ended September 30, 2016 (or 59.6% excluding the Modification and Other Stock Compensation Expense), the same percentage as for the nine months ended September 30, 2015. Excluding the Modification and Other Stock Compensation Expense of $3.3 million, the change was primarily attributable to personnel cost increases offset by lower ancillary and pharmaceutical costs as a percentage of net patient service operating revenues. Patient care costs per treatment for the nine months ended September 30, 2016 and 2015 were $221 and $217, respectively. Patient care costs per treatment excluding the Modification and Other Stock Compensation Expense were $219 for the nine months ended September 30, 2016.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2016 were $86.8 million, an increase of 53.2% from $56.7 million for the nine months ended September 30, 2015, primarily due to an increase in corporate costs associated with becoming a public company, including the Modification and Other Stock Compensation Expense of $18.3 million, and increased legal costs in addition to the legal costs relating to Certain Legal Matters described below. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 15.8% (or 12.4% excluding the Modification and Other Stock Compensation Expense) for the nine months ended September 30, 2016 compared to 11.8% for the nine months ended September 30, 2015. General and administrative expenses per treatment for the nine months ended September 30, 2016 were $58, compared to $43 for the nine months ended September 30, 2015.  General and administrative expenses per treatment excluding the applicable Modification and Other Stock Compensation Expense are $46 for the nine months ended September 30, 2016.

Transaction-related costs. Transaction-related costs for the nine months ended September 30, 2016 were $2.2 million.  These costs are associated with our debt refinancing and other transactions associated with our IPO. Transaction-related costs for the nine months ended September 30, 2015 were $2.1 million, which are costs associated with the forgiveness of indebtedness and accrued interest under a line of credit extended to an executive.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2016 was $24.6 million, compared to $22.8 million for the nine months ended September 30, 2015. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 4.5% for the nine months ended September 30, 2016 compared to 4.8% for the nine months ended September 30, 2015.

Certain Legal Matters. Certain legal matter costs for the nine months ended September 30, 2016 was $4.0 million. See Part II, Item 1 – “Legal Proceedings.”

Operating Income

Operating income for the nine months ended September 30, 2016 was $101.6 million, a decrease of $7.2 million, or 6.6%, from $108.8 million for the nine months ended September 30, 2015. The decrease was primarily due to the factors described above, but was partially offset by the impact of the rebasing reimbursement environment for Medicare. In addition, for the nine months ended September 30, 2016 and 2015, start-up clinics reduced operating income by $10.4 million and $5.9 million, respectively, an increase of $4.5 million reflecting the timing of opening de novo clinics each year as described under “Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 18.5% for the nine months ended September 30, 2016, a decrease compared to 22.7% for the nine months ended September 30, 2015, reflecting the factors described above.  Excluding the impact of the Modification and Other Stock Compensation Expense of $21.6 million, as a percentage of net patient service operating revenues, operating income was 22.4% for the nine months ended September 30, 2016, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the nine months ended September 30, 2016 was $28.6 million, and $34.6 million for the nine months ended September 30, 2015, a decrease of 17.5% primarily due to the debt refinancing, offset by an increase in clinic level debt, including Assigned Clinic Loans.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2016 was $4.7 million as a result of our debt refinancing activities.  The loss was comprised of a write-off of unamortized debt issuance costs.

Income tax receivable agreement income. Income tax receivable agreement income for the nine months ended September 30, 2016 was $4.7 million, or 0.9% of net patient service operating revenues.  This income represents the change in the fair value of the tax receivable agreement during the period.

Income tax expense. The provision for income taxes for the nine months ended September 30, 2016 and September 30, 2015 represented an effective tax rate of 1.9% and 11.9%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the nine months ended September 30, 2016 and 2015 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2016 was

$64.9 million, representing an increase of 21.7% from $53.4 million for the nine months ended September 30, 2015. The increase was primarily due to growth in the earnings of our existing joint ventures, offset by an increase in our ownership interest in an existing clinic.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Net cash provided by operating activities	$141,903	$104,519
Net cash used in investing activities	(51,126)	(38,497)
Net cash used in financing activities	(76,616)	(37,649)
Net increase in cash	$14,161	$28,373

Cash Flows from Operations

Net cash provided by operating activities for the nine months ended September 30, 2016 was $141.9 million compared to $104.5 million for the same period in 2015, an increase of $37.4 million, or 35.8%, primarily attributable to an increase in net income excluding the impact of the non-cash Modification and other Stock Compensation Expense as well as an increase in the payor refund liability included in accrued expenses, offset by a decrease in the deferred tax liability.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 was $51.1 million compared to $38.5 million for the same period in 2015, an increase of $12.6 million, or 32.8%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2016 was $76.6 million compared to $37.6 million for the same period in 2015, an increase of $39.0 million.  Our distributions to our partners were $67.0 million for the nine months ended September 30, 2016 compared to $59.6 million for the same period in 2015. Additionally, our purchases of noncontrolling interests in existing clinics were $8.4 million for the nine months ended September 30, 2016, compared to $3.3 million for the same period in 2015. The following table displays the factors impacting cash from financing activities during the nine months ended September 30, 2016:

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	$175,254	—
Dividends and dividend equivalents paid	(30,223)	—
Net cash paid due to debt refinancing	(207,390)	(19,047)
Distributions to noncontrolling interests	(66,985)	(59,648)
Purchases of noncontrolling interests	(8,397)	(3,326)

Capital Expenditures

For the nine months ended September 30, 2016 and 2015, we made capital expenditures of $46.7 million and $37.9 million, respectively, of which $38.2 million and $29.7 million, respectively, were development capital expenditures and $8.5 million and $8.2 million, respectively, were maintenance capital expenditures. During the fourth quarter of 2016, we expect to spend approximately 5% to 6% of total net revenues for development capital expenditures and 1% to 2% of total net revenues on maintenance capital expenditures.

Debt Facilities

As of September 30, 2016, we had outstanding $568.3 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our revolving credit facility (and no outstanding letters of credit). Our outstanding indebtedness included $434.9 million of term B loans under our first lien credit agreement as of September 30, 2016. Our outstanding indebtedness included $3.2 million of other corporate debt as of September 30, 2016. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than assigned clinic loans) totaling $130.2 million as of September 30, 2016 with maturities ranging from November 2016 to December 2023 and interest rates ranging from 3.15% to 7.34%. In addition, our clinic level debt includes our assigned clinic loans held by NewCo of $21.7 million as of September 30, 2016 with maturities ranging from November 2016 to September 2020 and interest rates ranging from 3.46% to 8.08%. See “Note 8—Debt” in the notes to our unaudited consolidated financial statements.

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

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of September 30, 2016 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders and obligations under our Income Tax Receivable Agreement, which are described separately below):

Scheduled payments under contractual obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$130,190	$8,504	$72,786	$41,299	$7,601
Term B loans(1)	434,917	1,159	9,272	424,486	—
Other corporate debt	3,165	123	3,042	—	—
Operating leases(2)	168,976	5,147	49,063	41,277	73,489
Interest payments(3)	73,126	6,816	49,303	16,807	200
Total	$810,374	$21,749	$183,466	$523,869	$81,290

(1)	Bear interest at a variable rate, with principal payments of $1.2 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.0 million per year from 2016 through 2022 and approximately $0.5 million or less thereafter.

(3)

Represents interest payments on debt obligations, including the term B loans, the term loans under the second lien credit agreement and the loans under the revolving credit facility. To project interest payments on floating rate debt, we have used the rate as of September 30, 2016

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision, which may include the sale of assets, closure of the clinic, acquisitions over a certain dollar amount, departure of key executives and other events. The time when some of the time-based put rights were exercised may be accelerated as a result of the IPO. If the put obligations are exercised by a physician partner, we are required to purchase, at fair market value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 7—Noncontrolling Interests Subject to Put Provisions” in the notes to our unaudited consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligation as of September 30, 2016.

Noncontrolling interest subject to put provisions (dollars in thousands)	As of September 30, 2016
Time-based puts	$110,373
Event-based puts	29,963
Total Obligation	$140,336

As of September 30, 2016, $17.0 million of time-based put obligations were exercisable by our nephrologist partners. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of September 30, 2016 and reflects the payments that would be made, assuming (a) all vested puts as of September 30, 2016 were exercised on October 1, 2016 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2016	21,131
2017	10,495
2018	15,323
2019	17,929
2020	18,591
Thereafter	26,904
Total	$110,373

The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets, and may increase as a result of the IPO completed by the Company on April 26, 2016. In addition, our estimates are subject to challenges by our partners which could cause an increase to the amount we owe. As of September 30, 2016, we had recorded liabilities of approximately $110.4 million for all existing time-based obligations, of which we have estimated approximately $30.2 million may be accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts.  The estimated potential cash payments in the next twelve months, if all puts as to which partners have expressed interest in exercising are exercised, is approximately $17.0 million. The actual purchase price for the puts is currently being determined, which may affect our estimates described above.  Once the determination is complete, the physician partners will have the right to decide how much of their put rights, if any, they will exercise.  In addition, as of September 30, 2016, we had $30.0 million of event-based put obligations (including certain time-based put obligations that became event-based put obligations but are not currently exercisable), none of which were exercisable by our nephrologist partners at September 30, 2016.

Dividend Equivalent Payments

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and becomes due upon vesting for unvested options.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $1.2 million in the aggregate, to option holders, and, in the case of some performance and market options, as of September 30, 2016 a future payment will be due upon vesting totaling $6.2 million.

In connection with the NewCo Distribution, as described in Note 8, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2.5 million, of which $0.2 million was paid to vested option holders and as of September 30, 2016 $2.4 million is payable to unvested option holders only if such unvested options become vested.

In March 2013, the Company declared and paid a dividend to holders of the Company’s common stock equal to $7.90 per share.  In connection with the dividend, all employees with outstanding 2010 Plan options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which becomes due upon vesting, of $2.6 million, of which an immaterial amount was paid to vested option holders and as of September 30, 2016 $2.6 million is payable to unvested option holders only if such unvested options become vested.

Assuming that all currently outstanding options entitled to cash dividend equivalent payments vest according to their respective vesting schedules, the Company anticipates a payment of approximately $8.8 million will be made during 2017, with an additional approximately $2.3 million to be paid thereafter.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any Option Deductions (as defined in the TRA). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. Assuming the Company generates profits for the remainder of 2016, the amount of cash savings for 2016 is estimated to be $0.8 million as of September 30, 2016. See "Certain Relationships and Related Party Transactions—Income Tax Receivable Agreement” in the Prospectus.

Off Balance Sheet Arrangements

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

Recent Accounting Pronouncements

See Note 1 of Part I “Financial Information – Notes to Consolidated Financial Statements – Presentation – Recent Accounting Pronouncements”.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and use of estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in the Prospectus.  There have been no material changes to our critical accounting policies and use of estimates from those described in the Prospectus, which the exception of stock-based compensation noted below.

Stock-Based Compensation

The Company adopted the provision of ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting as of July 1, 2016.  Upon early adoption, the Company elected to change its accounting policy to account for forfeitures as they occur.  The change was applied on a modified retrospective basis.   See "Note 10—Stock-Based Compensation" for discussion of the key assumptions included in determining the fair value of our equity awards at grant date.

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

ITEM 4.CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2016. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, American Renal Associates Holdings, Inc. (“ARA”) and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action.  On September 2, 2016, plaintiffs filed an amended complaint.  On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint.  The amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who elected to obtain coverage under one of United’s Affordable Care Act (“ACA”) compliant individual marketplace plans, effective on or after January 1, 2016. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, health care kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by a third party charitable organization.  The complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs.  The Company has moved to dismiss the amended complaint in full, and is vigorously defending itself in this legal matter.  The Company has received a letter from another insurance company seeking information regarding matters relating to the insurance company’s covered patients similar in nature to the matters underlying the United complaint.

In addition, as previously disclosed, on July 26, 2016, the Staff of the SEC sent a letter to the Company stating that it is conducting an inquiry and requesting that the Company provide certain documents and information relating to the subject matter covered by the United complaint described above.  The Company has subsequently received follow up and additional requests for documents and information with respect to the same subject matter.  The Company is fully cooperating with SEC Staff.

On August 18, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a request for information seeking public comment on the concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA-compliant individual marketplace plans, including health insurance marketplace plans. The request for information also sought comment about certain charities that provide assistance to patients seeking private insurance coverage.  CMS also sent letters to all Medicare-enrolled dialysis facilities and centers informing them of this request for information.  The Company provided a response to the CMS request for information which response is publicly available on the U.S. Government’s Regulations.gov website.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints assert federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC and in addition, the complaint filed in the United States District Court for the Southern District of New York asserts claims under Sections 11 and 15 of the Securities Act. The complaints allege that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  The Company intends to vigorously defend itself against these claims.

No assurance can be given as to the timing or outcome of the legal matters discussed above, nor can any assurance be given as to whether the filing of these lawsuits and any inquiries will affect the Company’s other relationships, or the Company’s business generally. We cannot predict the outcome of any of these matters and an adverse result in one or more of them could have a material adverse effect on our business, results of operation and financial condition.

Although we are not currently subject to any regulatory proceedings, in light of the heightened scrutiny with respect to the matters described above, there is no assurance that formal regulatory investigations or proceedings will not be commenced by any U.S. federal or state healthcare and other regulatory agencies. In addition, we may in the future be subject to additional litigation or other proceedings or actions, regulatory or otherwise, arising in relation to the matters described above.  An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.RISK FACTORS

Investing in our Common Stock involves a high degree of risk. You should carefully consider the risk factors previously disclosed in the “Risk Factors” section of the Prospectus and our Form 10-Q for the period ended June 30, 2016 (the “Second Quarter 10-Q”), together with other information in the Prospectus and our Second Quarter 10-Q, and this Form 10-Q, including our consolidated financial statements and related notes included in the Prospectus, the Second Quarter 10-Q, and this Form 10-Q, before deciding whether to invest in shares of our Common Stock. The occurrence of any of the events described in these risk factors could materially adversely affect our business, financial condition, cash flows, results of operations and growth.  Except as described below, or as set forth in the Second Quarter 10-Q, there have been no material changes to the risk factors disclosed in the Prospectus.

Increased government scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition.

Our dialysis operations are subject to extensive federal, state and local government regulations, all of which are subject to change. On August 18, 2016, Centers for Medicare and Medicaid Services (“CMS”) issued a request for information (the “RFI”) seeking public comment on the concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA-compliant individual marketplace plans, including health insurance marketplace plans. The request for information also sought public comment about certain charities, which provide assistance to patients seeking to enroll in private insurance coverage.  CMS also sent letters to all Medicare-enrolled dialysis facilities and centers, including ARA’s facilities, informing them of this request for information.  See Part II, Item 1 — “Legal Proceedings.”   CMS has indicated that it is also considering potential regulatory and operational options to prohibit or limit premium payments and routine waiver of cost-sharing for qualified health plans by health care providers, revisions to Medicare and Medicaid provider enrollment rules, potential changes that would allow individual marketplace plans to limit their payment to health care providers to Medicare-based amounts for particular services and items of care, and the imposition of civil monetary penalties for individuals that fail to provide correct information about consumers enrolling in a plan. In response to the RFI, many commercial payors and trade associations demanded the prohibition of any charitable premium assistance for marketplace plans on and off the exchange. In addition, there were requests from commercial payors and certain trade associations that patients, and specifically ESRD patients, that have access to any form of alternate coverage, should not be allowed to select an ACA plan offered on or off the exchange.

The increased government scrutiny could adversely impact the enrollment of patients treated at our clinics in ACA and other individual commercial plans, including during the current enrollment period that commenced on November 1, 2016, and could cause a reduction in our average reimbursement rates.  In addition, the Company is unable to predict the outcome of the CMS request for information, or whether it will result in new legislation, regulation or restrictions on its dialysis operations.  Adverse regulatory developments resulting from this request for information, which could include restrictions on premium and cost-sharing assistance from charitable organizations such as the American Kidney Fund ("AKF") or other changes in the regulatory framework applicable to our dialysis operations or the imposition of civil monetary penalties, could materially adversely affect our business, results of operations, and cash flows.

Pending further policy guidance from CMS, in November 2016, for patients enrolled in minimum essential Medicaid coverage, we have temporarily suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which we expect will cause an adverse change in the mix of patients and treatments. This change will not affect our provision of such assistance in the application process to other patients. A small but growing portion of ARA’s Medicaid patients have chosen to enhance their healthcare benefits by electing to enroll in an ACA plan. As of September 30, 2016, approximately 300 patients or 2.1% of ARA’s total patients, had pre-existing minimum essential Medicaid coverage and also chose additional coverage through an ACA plan. Virtually all of these low-income patients have relied on charitable premium assistance because they are ineligible for federal premium tax credits. If CMS establishes new policies to restrict or limit charitable premium assistance for ACA Plans to patients with minimum essential Medicaid coverage, these patients will likely revert back to Medicaid-only coverage.

In addition, approximately 235 additional patients or 1.7% of ARA’s total patients, were enrolled in an ACA plan and not enrolled in the Medicaid program as of September 30, 2016. Approximately 85% of these patients have relied on charitable premium assistance. These patients chose ACA plans for a variety of reasons, including ineligibility for government programs, the shift of coverage options from the individual and/or small group markets to ACA exchanges, lack of requisite work credits to be eligible for Medicare coverage, the opportunity to consolidate family coverage under one insurance plan, and the lack of Medigap policy coverage due to certain state insurance department restrictions, among other reasons. Insurance coverage disruptions for these patients could result if CMS establishes new guidelines that extend to this subset of patients, which include both on-exchange and off-exchange ACA plan enrollees.

We estimate that the annual financial impact to Adjusted EBITDA less noncontrolling interests of the patient insurance education policy change to temporarily suspend application assistance to the AKF for charitable premium assistance by patients enrolled in pre-existing minimum essential Medicaid coverage seeking additional coverage through an ACA Plan would be up to approximately $17 million. If CMS were to issue broader guidance that made access to charitable premium assistance unavailable to all ESRD patients on ACA Plans, the estimated annual financial impact to Adjusted EBITDA less noncontrolling interests would increase by up to an estimated $7 million. The aforementioned estimated annual financial impacts are based on the Company’s patient population as of September 30, 2016, take ARAH’s weighted average dialysis facility ownership into account, and are presented before any potential future offsetting actions that could be taken by the Company.

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

*     Filed or furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN RENAL ASSOCIATES HOLDINGS INC.
(Registrant)

/s/ Jonathan L. Wilcox
Name: Jonathan L. Wilcox
Title: Chief Financial Officer (Principal Financial Officer and Authorized Signatory)

November 10, 2016

(Date)