Form 10-Q
period 2017-03-31
American Renal Associates Holdings, Inc.
filed 2017-05-09
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 8, 2017 there were 31,151,569 shares of the registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed in “Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017, and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

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

•	heightened federal and state investigations and enforcement efforts;

•	the impact of the litigation by affiliates of UnitedHealth Group, Inc., the Department of Justice inquiry, securities litigation and related matters;

•	changes in the availability and cost of erythropoietin-stimulating agents (“ESAs”) and other pharmaceuticals used in our business;

•	development of new technologies that could decrease the need for dialysis services or decrease our in-center patient population;

•	our ability to timely and accurately bill for our services and meet payor billing requirements;

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

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash	$84,003	$100,916
Accounts receivable, less allowance for doubtful accounts of $9,227 and $8,726, respectively	77,495	81,127
Inventories	4,648	4,676
Prepaid expenses and other current assets	18,217	18,498
Income tax receivable	9,415	5,163
Total current assets	193,778	210,380
Property and equipment, net of accumulated depreciation of $129,540 and $121,242, respectively	167,338	170,118
Intangible assets, net of accumulated depreciation of $23,005 and $23,489, respectively	25,681	25,626
Other long-term assets	7,472	6,753
Goodwill	573,147	573,147
Total assets	$967,416	$986,024

Liabilities and Equity
Accounts payable	$24,605	$31,127
Accrued compensation and benefits	26,092	29,103
Accrued expenses and other current liabilities	45,075	45,286
Current portion of long-term debt	45,559	48,274
Total current liabilities	141,331	153,790
Long-term debt, less current portion	520,364	522,058
Income tax receivable agreement payable	16,683	21,200
Other long-term liabilities	12,826	11,670
Deferred tax liabilities	1,522	1,278
Total liabilities	692,726	709,996
Commitments and contingencies (Note 14 and Note 15)
Noncontrolling interests subject to put provisions	132,465	130,365
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 31,143,998 and 30,894,962 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	184	184
Additional paid-in capital	93,596	95,062
Receivable from noncontrolling interests	(747)	(544)
Accumulated deficit	(129,897)	(128,646)
Accumulated other comprehensive loss, net of tax	(744)	(100)
Total American Renal Associates Holdings, Inc. deficit	(37,608)	(34,044)
Noncontrolling interests not subject to put provisions	179,833	179,707
Total equity	142,225	145,663
Total liabilities and equity	$967,416	$986,024
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2017	2016
Patient service operating revenues	$178,632	$173,554
Provision for uncollectible accounts	(1,607)	(1,423)
Net patient service operating revenues	177,025	172,131
Operating expenses:
Patient care costs	120,301	105,455
General and administrative	31,244	21,499
Transaction-related costs (Note 1)	—	24
Depreciation and amortization	9,074	7,677
Certain legal matters (Note 15)	3,936	—
Total operating expenses	164,555	134,655
Operating income	12,470	37,476
Interest expense, net	(7,609)	(12,258)
Income tax receivable agreement income	4,517	—
Income before income taxes	9,378	25,218
Income tax (benefit) expense	(3,524)	2,661
Net income	12,902	22,557
Less: Net income attributable to noncontrolling interests	(14,153)	(18,801)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(1,251)	$3,756

(Loss) earnings per share (Note 12):
Basic	$(0.40)	$0.17
Diluted	$(0.40)	$0.16
Weighted-average number of common shares outstanding
Basic	30,907,482	22,213,967
Diluted	30,907,482	22,785,670

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$12,902	$22,557
Unrealized (loss) gain on derivative agreements, net of tax	(644)	100
Total comprehensive income	12,258	22,657
Less: Comprehensive income attributable to noncontrolling interests	(14,153)	(18,801)
Total comprehensive (loss) income attributable to American Renal Associates Holdings, Inc.	$(1,895)	$3,856

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2016	$130,365	30,894,962	$184	$95,062	$(544)	$(128,646)	$(100)	$(34,044)	$179,707
Net income (loss)	4,354	—	—	—	—	$(1,251)	—	(1,251)	9,799
Stock-based compensation	—	—	—	10,088	—	—	—	10,088	—
Exercise of stock options	—	28,786	—	30	—	—	—	30	—
Issuance of restricted stock	—	220,250	—	—	—	—	—	—	—
Cash dividend equivalents paid on share-based payments	—	—	—	(271)	—	—	—	(271)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(1,563)	—	—	—	(1,563)	—
Distributions to noncontrolling interests	(6,889)	—	—	—	—	—	—	—	(12,155)
Contributions from noncontrolling interests	565	—	—	—	(203)	—	—	(203)	1,348
Purchases of noncontrolling interests	(3,274)	—	—	(1,272)	—	—	—	(1,272)	—
Reclassification/other adjustments	(1,134)	—	—	—	—	—	—	—	1,134
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(644)	(644)	—
Change in fair value of noncontrolling interests	8,478	—	—	(8,478)	—	—	—	(8,478)	—
Balance at March 31, 2017	$132,465	31,143,998	$184	$93,596	$(747)	$(129,897)	$(744)	$(37,608)	$179,833

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
Operating activities	2017	2016
Net income	$12,902	$22,557
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,074	7,677
Amortization of discounts, fees and deferred financing costs	530	797
Stock-based compensation	10,088	386
Premium paid for interest rate cap agreements	(1,186)	—
Deferred taxes	673	67
Income tax receivable agreement income	(4,517)	—
Non-cash charge related to derivative agreements	173	623
Non-cash rent charges	289	512
Loss on disposal of assets	57	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,632	1,088
Inventories	28	(1,224)
Prepaid expenses and other current assets	(3,870)	(152)
Other assets	(63)	(18)
Accounts payable	(6,522)	1,286
Accrued compensation and benefits	(3,011)	(1,008)
Accrued expenses and other liabilities	(1,755)	3,985
Cash provided by operating activities	16,522	36,576
Investing activities
Purchases of property, equipment and intangible assets	(6,406)	(16,396)
Cash used in investing activities	(6,406)	(16,396)

Financing activities
Proceeds from term loans, net of deferred financing costs	4,881	12,282
Payments on long-term debt	(9,689)	(7,462)
Dividends and dividend equivalents paid	(271)	—
Proceeds from exercise of stock options	30	—
Payments of deferred offering costs	—	(467)
Distributions to noncontrolling interests	(19,044)	(21,440)
Contributions from noncontrolling interests	1,710	1,884
Purchases of noncontrolling interests	(4,546)	—
Cash used in financing activities	(26,929)	(15,203)

(Decrease) increase in cash and restricted cash	(16,813)	4,977
Cash and restricted cash at beginning of period	100,916	90,988
Cash and restricted cash at end of period	$84,103	$95,965

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$127	$193
Cash paid for interest	6,832	10,581

Supplemental Disclosure of Non-Cash Financing Activities
Accrued offering expense	—	680
Liability for accrued dividend equivalent payments	1,563	—
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of March 31, 2017, the Company owned and operated 217 dialysis clinics treating 14,735 patients in 25 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

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

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Prior year balances and amounts have been reclassified to conform to the current year presentation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker as of March 31, 2017, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer and the President. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for all organizations. The Company adopted the provisions of ASU 2016-18 as of January 1, 2017 and applied it retrospectively for all periods presented, which did not have a material impact on the Company's financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The ASU identifies areas for simplification involving several aspects of share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all organizations, and the Company adopted the provisions of ASU 2016-09 as of July 1, 2016.   Upon early adoption, the Company elected to change its accounting policy to account for forfeitures as they occur.  The change was applied on a modified retrospective basis resulting in an increase to stock compensation expense for the six months ended June 30, 2016 of $354.  Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $225 for the six months ended June 30, 2016.  Excess tax benefits for share-based payments are included in net operating cash rather than net financing cash, which is consistent with the Company’s current policy.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Clinic Loan Assignment and Term Loan Holdings LLC Distribution

We partly finance the de novo clinic development costs of some of our joint venture subsidiaries by providing intercompany term loans and revolving loans through our wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to our pre- IPO stockholders pro rata in accordance with their ownership in the Company. As a result of the distribution of membership interests in Term Loan Holdings, the balance of such assigned clinic loans is reflected on our consolidated balance sheet beginning in the current reporting period. The balance of such assigned clinic loans was $17,335 as of March 31, 2017. Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture. We guaranteed $9,134 of such assigned clinic loans as of March 31, 2017.

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

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the Income Tax Receivable Agreement (“TRA”) for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers. The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of March 31, 2017, the Company’s total liability under the TRA is estimated to be $17,597, of which $914 is included as a component of other accrued expenses on the condensed consolidated balance sheet.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of March 31, 2017 the Company has made payments equal to $1.30 per share, or $1,445 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $5,405.

In connection with the Term Loan Holdings Distribution, as described above, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments, of which $176 was paid to vested option holders as of March 31, 2017 and $2,349 is payable to unvested option holders only if such unvested options become vested. Options were also equitably adjusted for the TRA, as described above. Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In connection with these dividends, equitable adjustments are required by the terms of some of our equity incentive plans and for other plans were modified at the discretion of our Board of Directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, will be recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $9,105 in incremental compensation expense during the three months ended March 31, 2017. As of March 31, 2017, the Company had $12,349 of unrecognized compensation costs related to unvested share-based compensation arrangements.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

March 31, 2017
Cash	$84,003
Restricted cash included in prepaid expenses and other current assets	100
Total cash and restricted cash shown in the statement of cash flows	$84,103

Restricted cash included in prepaid expenses and other current assets on the balance sheet represent those amounts required to be set aside by contractual agreement with a financial institution.

4. ACCOUNTS RECEIVABLE

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

5. FAIR VALUE MEASUREMENTS

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Level 3:  Financial instruments not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2017.

Noncontrolling interests subject to put provisions—See Note 8 for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Derivative agreements—See Note 9 for a discussion of the Company’s methodology for estimating fair value of interest rate swaps agreements.

Tax Receivable Agreement—The fair value of the TRA relied upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Income tax receivable agreement income or expense in the Company’s Consolidated Statements of Operations.  The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised.  Changes in assumptions based on future events, including the price of our common stock, will impact the fair value for the TRA.  See Note 2 – Initial Public Offering for further discussion of the Tax Receivable Agreement.

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$1	$—	$1	$—
Interest rate derivative agreements (included in Other long-term assets)	795	—	795	—
Total Assets	$796	$—	$796	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$16,500	$—	$—	$16,500
Interest rate swap agreement (included in Other long-term liabilities)	849	—	849	—
Total Liabilities	$17,349	$—	$849	$16,500
Temporary Equity
Noncontrolling interests subject to put provisions	$132,465	$—	$—	$132,465

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Prepaid expenses and other current assets)	$7	$—	$7	$—
Liabilities
Tax Receivable Agreement Liability	$21,200	$—	$—	$21,200
Temporary Equity
Noncontrolling interests subject to put provisions	$130,365	$—	$—	$130,365

The following table provides the fair value rollforward for the three months ended March 31, 2017 for the Tax receivable agreement liability, which is classified as a Level 3 financial instrument.

Three Months Ended March 31, 2017

Balance at December 31, 2016	$21,200
Options exercised and dividend equivalent payment vesting	(183)
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement income	(4,517)
Balance at March 31, 2017	$16,500

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans at $433,140 as of March 31, 2017 as compared to the carrying amount of $432,599. The Company estimates the fair value of the first lien term loans approximates the carrying value at $433,758 as of December 31, 2016.  See Note 2 – Initial Public Offering for a discussion of the Company’s repayment of the second lien term loans.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31, 2017	December 31, 2016
Accrued compensation	$13,509	$18,077
Accrued vacation pay	12,583	11,026
	$26,092	$29,103

Accrued expenses and other current liabilities consist of the following:

	March 31, 2017	December 31, 2016
Payor refunds and retractions	$30,578	$32,902
Dividend equivalent payments	7,909	6,438
Other	6,588	5,946
	$45,075	$45,286

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

7. VARIABLE INTEREST ENTITIES

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. As of March 31, 2017, these condensed consolidated financial statements include total assets of VIEs of $16,231 and total liabilities of VIEs of $12,287.

Term Loan Holdings

The Company has determined that we are not the primary beneficiary under VIE accounting guidance for Term Loan Holdings, as discussed in “Note 2—Initial Public Offering.”  Based on our involvement with Term Loan Holdings, we do not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in our consolidated financials.  The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion.  The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which we guarantee.  See “Note 13—Related Party Transactions.”

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved. Some of these puts accelerated as a result of the Company’s initial public offering, of which some were exercised during the three months ended March 31, 2017. If these put provisions were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (13.50% - 19.00%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

9. DEBT

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
First Lien Credit Agreement	$432,599	$433,758
Term Loans (1)	126,991	118,503
Lines of Credit	7,301	19,360
Other	2,962	3,041
	569,853	574,662
Less: discounts and fees, net of accumulated amortization	(3,930)	(4,330)
Less: current maturities	(45,559)	(48,274)
	$520,364	$522,058
_____________________________
(1)    Includes assigned clinic loans

Scheduled maturities of long-term debt as of March 31, 2017 are as follows:

2017 (remainder)	$36,431
2018	38,263
2019	455,425
2020	19,859
2021	12,159
Thereafter	7,716
$569,853

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

During the three months ended March 31, 2017, the Company made mandatory principal payments of $1,159 under the First Lien Credit Agreement.

As of March 31, 2017, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our First Lien Credit Agreement.

Interest Rate Swap Agreements

In May 2013, the Company entered into two interest rate swap agreements (the ‘‘2013 Swaps’’) with notional amounts totaling $320,000, as a means of fixing the floating interest rate component on $400,000 of its variable-rate debt under the Term B Loans. The 2013 Swaps were designated as a cash flow hedge, and terminated on March 31, 2017.

In March 2017, the Company entered into a forward starting interest rate swap agreement (the “2017 Swap”) with a notional amount of $133,000, as a means of fixing the floating interest rate component on $460,000 of its variable-rate debt under the Term B Loans, with an effective date of March 31, 2018. The forward starting 2017 Swap is designated as a cash flow hedge, with a termination date of March 31, 2021.

As a result of the application of hedge accounting treatment, to the extent the 2013 Swaps and 2017 Swap are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Swaps are ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. We do not use derivative instruments for trading or speculative purposes.

During the period ended March 31, 2017 the 2013 Swaps continue to be ineffective, which was determined as of March 31, 2016.  Amounts previously recorded in accumulated other comprehensive loss related to the 2013 Swaps, totaling $501, have been reclassified into earnings over the term of the previously hedged borrowing using the swaplet method.  The Company reclassified $100 previously recorded in accumulated other comprehensive loss into interest expense during the three months ended March 31, 2017. As of March 31, 2017, the 2017 Swaps are effective.

Interest Rate Cap Agreements

In March 2017, the Company entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $460,000 of its variable‑rate debt under the Term B Loans. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Caps are ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. The Company does not use derivative instruments for trading or speculative purposes.

As more fully described within Note 5 - Fair Value Measurements, the Company uses a three‑level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the interest rate swap agreements and Caps are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swaps would be materially different from the fair values currently reported.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)

10. INCOME TAXES

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

The Company’s effective income tax rate for the three months ended March 31, 2017 and 2016 was (37.58)% and 10.55%, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from our joint venture subsidiaries which are pass-through entities for income tax purposes, the valuation allowance recorded on a discrete basis, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes.

The Company has established a $673 valuation allowance for its charitable contributions that are expiring in 2017. The Company believes that future taxable income levels would be sufficient to realize the tax benefits and has not established any additional valuation on the remaining deferred tax assets.  Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase our tax provision in the period of such determination.

11. STOCK-BASED COMPENSATION

For the three months ended March 31, 2017 and 2016, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
Patient care costs	$1,828	$93
General and administrative	8,260	293
Total stock-based compensation before tax	$10,088	$386
Income tax benefit	(4,035)	(154)

As of March 31, 2017, the Company has 5,988,294 options outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of March 31, 2017, options to purchase an aggregate of 3,102,577 shares of common stock are available for future grants under the 2016 Plan.

The assumptions used for options granted to acquire Common Stock and the fair value at the date of grant under the 2016 Plan is noted in the following table:

Three months ended March 31, 2017
Expected volatility	30.00%
Weighted average expected term in years	6.00
Weighted average risk-free interest rate	2.26%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$5.85

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Information concerning options activity under the 2016 Plan for options to acquire Common Shares is summarized as follows:

	Three months ended March 31, 2017
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	318,877	$21.90
Granted (1)	422,529	17.39
Forfeited	(13,625)	19.40
Outstanding, end of period	727,781	$19.33
Options vested and expected to vest, end of period	727,781	$19.33
Options exercisable, end of period	22,131	$22.87
_____________________________
(1)    Subject to vesting terms of three years.

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest over time. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

During the three months ended March 31, 2017, the Company granted 220,250 restricted stock awards to employees and directors, respectively, at a weighted average grant date fair value of $17.39. These restricted stock awards vest over a weighted average period of 2.4 year from grant date.

As of March 31, 2017, a total of 194,946 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $3,305 to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 1.8 years.

A summary of restricted stock award activity is as follows:

	Three Months Ended March 31, 2017
	Number Outstanding	Weighted Average Grant Date Fair Value per Award
Balance at December 31, 2016	—	—
Granted	220,250	$17.39
Vested	25,304	$17.39
Balance at March 31, 2017	194,946	$17.39

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

12. (LOSS) EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

	Three Months Ended March 31,
	2017	2016
Basic
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(1,251)	$3,756
Change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests	(11,083)	—
Net (loss) income attributable to American Renal Associates Holdings, Inc. for basic earnings per share calculation	$(12,334)	$3,756
Weighted-average common shares outstanding used to calculate basic net income (loss) per share	30,907,482	22,213,967
(Loss) earnings per share, basic	$(0.40)	$0.17
Diluted
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(1,251)	$3,756
Change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests	(11,083)	—
Net (loss) income attributable to American Renal Associates Holdings, Inc. for diluted earnings per share calculation	$(12,334)	$3,756
Weighted-average common shares outstanding, basic	30,907,482	22,213,967
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	—	571,703
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	30,907,482	22,785,670
(Loss) earnings per share, diluted	$(0.40)	$0.16
Outstanding options excluded as impact would be anti-dilutive	1,315,091	116,937

13. RELATED PARTY TRANSACTIONS

Term Loan Holdings

In 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries to Term Loan Holdings, as described in Note 2 – Initial Public Offering and Note 7 – Variable Interest Entities. A Centerbridge entity, which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and our executive officers own economic interests in Term Loan Holdings.  As of March 31, 2017, such assigned clinic loans aggregated $17,335, had maturities ranging from June 2017 to July 2020, with a weighted average maturity of approximately 2.42 years (September 2019), and interest rates ranging from 3.46% to 8.08%, with a weighted average interest rate of 5.09%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings (the “Loan Servicing Agreement”).  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the three months ended March 31, 2017 is immaterial. Each assigned clinic loan guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  Our maximum potential liability for future payments, not including interest, is $17,335, of which we guaranteed $9,134 as of March 31, 2017.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers.  The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  See Note 2—Initial Public Offering.

Transaction Fee and Advisory Services Agreement

The Company entered into a transaction fee and advisory services agreement, dated as of May 7, 2010 (the “Advisory Services Agreement”), with Centerbridge Advisors, LLC (together with its affiliates, “Centerbridge”). Under the Advisory Services Agreement, Centerbridge agreed to provide certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA (as defined in the agreement), minus a personnel expense deduction, if applicable. During the three months ended March 31, 2017 and 2016, the Company recorded $0 and $457 of expense related to this agreement, respectively. Centerbridge was also entitled to receive an additional fee equal to 1% of the enterprise value and/or aggregate value, as applicable, for any fundamental or significant transactions, both as defined, in which Centerbridge is involved.  In connection with the IPO, the Advisory Services Agreement was terminated as of April 26, 2016 (other than the expense reimbursement and indemnification provisions).

Due from Related Party

In 2016, the Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide financing for various facility buildouts. The total amount of initial financing provided by the Company was $1,044. As of March 31, 2017 the loans had an interest rate of 6% with maturities ranging from March 2026 through August 2031. Fixed principal and interest payments with respect to such loans are payable monthly. As of March 31, 2017 the remaining balance to be paid to the Company was $989.

14. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in Note 2 – Initial Public Offering, the Company is a party to the TRA under which we are contractually committed to pay our pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA).  The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income we generate in the future, changes in the income tax rate, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 15—Certain Legal Matters.

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

15. CERTAIN LEGAL MATTERS

As previously disclosed, American Renal Associates Holdings, Inc. (“ARA”) and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida (the "Court") on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC ("ARM") as a defendant. ARA and ARA OpCo filed an opposition to the motion to further amend. On May 8, 2017, the Court granted ARA's motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM with a hearing set on the motion to dismiss for June 23, 2017. The amended complaint and proposed second amended complaint relate to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans, effective on or after January 1, 2016. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund (“AKF”). The amended complaint and proposed second amended complaint seek unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company has moved to dismiss the amended complaint in full, has opposed the motion to file a second amended complaint, and is vigorously defending itself in this legal matter. Jurisdictional discovery was completed and merits discovery has commenced. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

In addition, as previously disclosed, on July 26, 2016, the Staff of the SEC sent a letter to the Company stating that it is conducting an inquiry and requesting that the Company provide certain documents and information relating to the subject matter covered by the United complaint described above. The Company has subsequently received follow up and additional requests for documents and information with respect to the same subject matter. The Company has fully cooperated with the SEC Staff.  On April 28, 2017, the Company was notified by the SEC Staff that the SEC had concluded its investigation and, based on the information it had as of that date, does not intend to recommend an enforcement action against the Company.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints asserted federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC and in addition, the complaint filed in the United States District Court for the Southern District of New York asserted claims under Sections 11 and 15 of the Securities Act. The complaints alleged that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints sought unspecified damages on behalf of the individuals or entities that

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  On November 30, 2016, Lead Plaintiff was appointed for the putative shareholder class action complaint pending in the United States District Court for the District of Massachusetts, captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., No. 16-cv-11797 (the “Esposito Action”).  On February 1, 2017, Lead Plaintiff in the Esposito Action filed an amended complaint against the Company, certain former and current officers and directors of the Company, Centerbridge Capital Partners L.P., and certain of the underwriters in our initial public offering. The amended complaint asserts federal securities laws claims under Securities Act sections 11 and 15, as well as Exchange Act sections 10(b), 20(a), and SEC Rule 10b-5. The Company's response is currently due in May 2017. The Company intends to vigorously defend itself against these claims. In addition, the Company received a demand letter, dated January 27, 2017, from a purported shareholder relating to the subject matter covered by the United complaint and the class action complaints described above, which could lead to the initiation of a shareholder derivative lawsuit against the Company and its board of directors. By letter dated May 8, 2017, attorneys for the shareholder were informed that the Board of Directors had determined not to pursue potential claims against individuals as set forth in the demand letter.
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

16. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company's ownership interest on the Company's equity are as follows:

	Three Months Ended March 31,
	2017	2016
Net (loss) income attributable to American Renal Holdings Associates, Inc.	$(1,251)	$3,756
Increase in paid-in capital for the sales of noncontrolling interest	—	—
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(1,272)	—
Net transfers to noncontrolling interests	(1,272)	—
Net (loss) income attributable to American Renal Holdings Associates, Inc., net of transfers to noncontrolling interests	$(2,523)	$3,756

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2016.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section of this Form 10-Q entitled “Special Note Regarding Forward-Looking Statements” and the section entitled "Risk Factors.” in this Form 10-Q and in the Form 10-K.  You should read these sections carefully.

Unless otherwise indicated or the context otherwise requires, references in this Form 10-Q  to “we,” “our,” “us”  and the “Company” and similar terms refer to American Renal Associates Holdings, Inc. and its consolidated entities taken together as a whole, except where these terms refer to providers of dialysis services, in which case they refer to our dialysis clinic joint ventures, in which we have a controlling interest and our physician partners have the noncontrolling interest, or to the dialysis facilities owned by such joint venture companies, as applicable. References to “ARA”  refer to American Renal Associates Holdings, Inc. and not any of its consolidated entities. References to “ARH”  refer to American Renal Holdings Inc., an indirect wholly owned subsidiary of Holdings.

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in December 2000. As of March 31, 2017, we had developed 166 de novo clinics and 51 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,
	2017	2016
De novo clinics(1)	3	2
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

We did not acquire any clinics in the three months ended March 31, 2017 and March 31, 2016.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.3 to $2.0 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended March 31, 2017 and March 31, 2016 our development capital expenditures were $4.5 million and $13.5 million, respectively, representing 2.5% and 7.9% of our net patient service operating revenues, respectively.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2017	3	—	—	—	3
2016	2	6	5	7	20
2015	1	5	6	4	16
2014	2	4	3	6	15
2013	1	3	2	11	17

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2012 to March 31, 2017, we added 155 dialysis stations to our existing clinics, representing the equivalent of nearly eight de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended March 31,
Source of Treatment Growth:	2017	2016
Non-acquired treatment growth(1)	9.2%	14.4%
Acquired treatment growth(2)	0.9%	0.5%
Total treatment growth	10.1%	14.9%
_____________________________

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

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended March 31,
Source of Revenues:	2017	2016
Government-based and other(1)	63.9%	57.5%
Commercial and other(2)	36.1%	42.5%
	100.0%	100.0%
_____________________________

(1)
Principally Medicare and Medicaid and also includes hospitals and patient pay which we refer to collectively as “Government and other”.  “Patient pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

(2)	Principally commercial insurance companies and also includes the Department of Veterans Affairs, which we refer to collectively as “Commercial and other”.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor .  For the three years and one year ended December 31, 2016, commercial payors and others, including the Department of Veterans Affairs (the “VA”), accounted for an average of approximately 14.6% and 16.8% of the treatments we performed, respectively. The change in the mix of patients and treatments between the three-year average and the year ended December 31, 2016 was largely driven by enrollment in Affordable Care Act (“ACA”) plans (both on-exchange and off-exchange). For the year ended December 31, 2016, we derived approximately 9% of patient service operating revenues from ACA-compliant individual marketplace plans (“ACA plans”), both on-exchange and off-exchange, and these ACA plans were the source of reimbursement for approximately 4% of the treatments performed during the year ended December 31, 2016. During the three months ended March 31, 2017, we have experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2016, due primarily to a decline in ACA plans, as discussed below. For the three months ended March 31, 2017, the percentage of treatments accounted for by commercial payors and others, including the VA, was below the average for the three years ended December 31, 2016, and we expect it to remain lower than in recent periods.

Effective in November 2016, for patients enrolled in minimum essential Medicaid coverage, we suspended assistance in the application process for charitable premium support from the American Kidney Fund ("AKF"), which caused an adverse change in the mix of patients and treatments in 2017. This change has not affected our provision of such assistance in the application process to other patients.  Prior to the 2017 ACA open enrollment period, approximately 2% of our total patients chose to enhance their pre-existing minimum essential Medicaid coverage by electing to enroll in an ACA plan. Before we suspended assistance in the application process for charitable premium support from the AKF, this percentage had been growing. Virtually all of these low-income patients have relied on charitable premium assistance because they were ineligible for federal premium tax credits. Due to the suspension of assistance in the application process for charitable premium support from the AKF, virtually all of our  patients with ACA primary insurance coverage and secondary minimum essential Medicaid coverage reverted back to Medicaid-only coverage during 2017.

In addition, prior to the 2017 ACA open enrollment period, approximately 2% of our total patients were enrolled in an ACA plan and not enrolled in the Medicaid program. Approximately 85% of these patients relied on charitable premium assistance. These patients chose ACA plans for a variety of reasons, including ineligibility for government programs, the shift of coverage options from the individual and/or small group markets to ACA exchanges, lack of requisite work credits to be eligible for Medicare coverage, the opportunity to consolidate family coverage under one insurance plan and the lack of Medigap policy coverage due to certain state insurance department restrictions, among other reasons. These patients enrolled in ACA plans and not enrolled in the Medicaid program have experienced insurance coverage disruptions due to payors disallowing charitable premium assistance, the lack of availability of viable ACA insurance products in some markets, and a more uncertain regulatory environment.  The average revenue per treatment for ACA plans is below that of our overall average commercial revenue per treatment but above our Medicare rate.
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
The suspension has adversely impacted, and any CMS action relating to establishing policies to restrict or limit charitable assistance for ACA plans or other individual marketplace plans, will adversely impact the number of patients covered by ACA plans and other individual marketplace plans, the Company’s average reimbursement rate and its results of operations and cash flows, which impact may be material.  Further, the other changes to the Company’s patient insurance education program, whether or not the suspension continues or CMS restricts charitable premium assistance, together with the other developments in the market, including the impact of such changes on enrollment in ACA plans and other individual marketplace plans, other insurance coverage, and/or potential regulatory changes in the future, have and are expected to continue to adversely impact the number of the Company’s patients covered by insurance, as well as the Company’s average reimbursement rate in the future.
As previously disclosed, the total estimated annual financial impact associated with a more restrictive environment for patients previously enrolled in ACA plans who also relied on charitable premium assistance is expected to be $25 million in 2017. In arriving at this estimate, we included the anticipated effect on our results of operations of the decline in our patient service operating revenues due to patients who reverted to Medicaid-only coverage during the three months ended March 31, 2017, as well as the anticipated effect of a decline in patient service operation revenues from patients who were not enrolled in Medicaid but who received lower or no charitable premium assistance during the three months ended March 31, 2017. This estimate is based on our patient population enrolled in ACA plans and other factors as of December 31, 2016 and takes our weighted average dialysis facility ownership into account. Based on management’s expectations, we believe the full financial impact is likely to be realized during 2017 and will, accordingly, adversely affect our results of operations for this period.
Subsequent to December 31, 2016, the Company received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations.  In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance.  If patients are unable to obtain or to continue to receive AKF charitable premium support due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations issued by HHS limiting such support or other reasons, the financial impact on our company could be substantially greater than the estimated annual financial impact described above relating to patients previously enrolled in ACA plans and, accordingly, could materially and adversely affect our results of operations. See the Company's Form 10-K for the year ended December 31, 2016, “Item 1A. Risk Factors-Risks Related to Our Business-If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” and “-Increased government scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition.”
We believe that 2017 will continue to be challenging due to the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the American Kidney Fund. We also believe that pressure on commercial mix and commercial rates due to more restrictive health plan benefit design will continue to create additional challenges. In addition, the 2016 Presidential and Congressional elections have caused the future state of the exchanges and other ACA reforms to be less certain.  We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows.
Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESA’s, principally Aranesp and EPO, and medical supplies. The Company has entered into a rebate agreement with Amgen for ESAs which limits the supplier’s ability to increase the net price it charges the Company for these drugs through December 31, 2018. In the future any increase in price of Aranesp or EPO could adversely affect our operating results and financial condition. We may not have access to certain other ESAs that may be more cost-

effective and due to product delays and availability, we expect our clinics will predominantly be using Aranesp or EPO in the foreseeable future.  Furthermore, even if we do have access to other sources of ESAs, we cannot assure you that these alternatives would be cost-effective for us or work as effectively as Aranesp or EPO. Increased utilization of Aranesp or EPO for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above.

Seasonality

Our treatment volumes are sensitive to seasonal fluctuations due to generally fewer treatment days during the first quarter of the calendar year. Additionally, our patients are generally responsible for a greater percentage of the cost of their treatments during the early months of the year, due to co-insurance, co-payments and deductibles, which does lead to lower total net revenues and lower net revenues per treatment during the early months of the year. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Impact of the IPO and Future Charges

The completion of the IPO has had effects on our results of operations and financial conditions. In connection with the IPO, our results of operations are affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and the costs of complying with the other rules and regulations of the SEC and the New York Stock Exchange. In addition, when the available exemptions under the Jumpstart Our Business Startups Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters described below and related matters.  See “—Operating Expenses—Certain Legal Matters” and “Part II. Item 1.  Legal Proceedings.”

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38.9 million. As of March 31, 2017, we had approximately $12.3 million of unrecognized compensation costs related to unvested share-based compensation arrangements of which $3.5 million is attributable to share-based awards with market and performance conditions and $8.8 million is attributable to share-based awards with performance or time-based vesting. The compensation costs associated with time-based vesting awards are expected to be recognized as expense over a weighted average period of approximately two years. The compensation costs associated with the market and performance based option modification at the time of the IPO (the “Modification Expense”) will be recognized over a period of approximately 12 months from the date of the IPO.

In addition, in connection with the distribution (the “Term Loan Holdings Distributions”) of membership interests in an entity holding assigned clinic loans (the “Assigned Clinic Loans”), described in “Note 2—Initial Public Offering” of the notes to the consolidated financial statements, since the interest on these loans is no longer be eliminated in consolidation, we now incur additional interest expense.

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our IPO price, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability will be recognized in our statement of operations as Income tax receivable agreement income (expense) in future periods. See “Note 5—Fair Value Measurements” of the notes to the consolidated financial statements.

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

	Three Months Ended March 31,
Operating Data and Other Non-GAAP Financial Data:	2017	2016
Number of clinics (as of end of period)	217	194
Number of de novo clinics opened (during period)	3	2
Patients (as of end of period)	14,735	13,420
Number of treatments	531,220	482,666
Non-acquired treatment growth	9.2%	14.4%
Patient service operating revenues per treatment	$336	$360
Patient care costs per treatment	$226	$218
Adjusted patient care costs per treatment (1)	$223	$218
General and administrative expenses per treatment	$59	$45
Adjusted general and administrative expenses per treatment (2)	$45	$45
Provision for uncollectible accounts per treatment	$3	$3
Adjusted EBITDA (including noncontrolling interests) (3)	$35,568	$46,020
Adjusted EBITDA-NCI (3)	$21,415	$27,219
_____________________________

(1)	Excludes $1.7 million of Modification Expense during the three months ended March 31, 2017.

(2)	Excludes $7.4 million of Modification Expense during the three months ended March 31, 2017.

(3)	See “Non-GAAP Financial Measures” below.

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

Patient Volume

The number of patients as of the end of the period is an indicator we use to assess our performance. Our patient volumes are correlated with our de novo clinic openings and, to a lesser extent, our marketing efforts and certain external factors, such as the overall economic environment. We believe that patients choose to get their dialysis services at one of our clinics due to their relationship with our physicians, as well as the quality of care, comfort and amenities and convenience of location and clinic hours.

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

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net Income	$12,902	$22,557
Add:
Stock-based compensation	10,088	386
Depreciation and amortization	9,074	7,677
Interest expense, net	7,609	12,258
Income tax (benefit) expense	(3,524)	2,661
Transaction-related costs (a)	—	24
Income tax receivable agreement income (b)	(4,517)	—
Certain legal matters (c)	3,936	—
Management fees (d)	—	457
Adjusted EBITDA (including noncontrolling interests)	35,568	46,020
Less: Net income attributable to noncontrolling interests	(14,153)	(18,801)
Adjusted EBITDA –NCI	$21,415	$27,219
_____________________________

(a)	Represents costs related to debt refinancing and other transactions. See “Note 2—Initial Public Offering” of the notes to the consolidated financial statements.

(b)
Represents income associated with the change in fair value of the TRA liability. See “—Components of Earnings—Interest, and Taxes” and  “Note 5—Fair Value Measurements” of the notes to the consolidated financial statements.

(c)
Represents costs related to the specific legal and regulatory matters described in “Part II. Item 1. Legal Proceedings” and “Note 15—Certain Legal Matters” of the notes to the consolidated financial statements.

(d)
Represents management fees paid to Centerbridge prior to the termination of our Advisory Services Agreement in connection with our IPO. See “Note 13—Related Party Transactions” of the notes to the consolidated financial statements.

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

Certain legal matters.  Certain legal matters cost includes professional fees and other expenses associated with our handling of, and response to, the UnitedHealth Group litigation, the SEC inquiry, the CMS request for information, the securities litigation, the subpoena from the United States Attorney's Office, District of Massachusetts, and our internal review and analysis of factual and legal issues relating to the aforementioned matters.
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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own

100% of the equity interests in these consolidated entities.  Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of non-controlling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “– Liquidity and Capital Resources – Put Obligations”. The net income attributable to owners of our consolidated entities, other than us, is classified within the line item Net income attributable to noncontrolling interests. See also “—Critical Accounting Policies and Estimates—Noncontrolling Interests” and Note 8. “Noncontrolling Interests Subject to Put Provisions”.

Results of Operations

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended March 31,		Increase (Decrease)
				Percentage
	2017	2016	Amount	Change
Patient service operating revenues	$178,632	$173,554	$5,078	2.9%
Provision for uncollectible accounts	(1,607)	(1,423)	(184)	12.9%
Net patient service operating revenues	177,025	172,131	4,894	2.8%
Operating expenses:
Patient care costs	120,301	105,455	14,846	14.1%
General and administrative	31,244	21,499	9,745	45.3%
Transaction-related costs	—	24	(24)	NM
Depreciation and amortization	9,074	7,677	1,397	18.2%
Certain legal matters	3,936	—	3,936	NM
Total operating expenses	164,555	134,655	29,900	22.2%
Operating income	12,470	37,476	(25,006)	(66.7)%
Interest expense, net	(7,609)	(12,258)	4,649	(37.9)%
Income tax receivable agreement income	4,517	—	4,517	NM
Income before income taxes	9,378	25,218	(15,840)	(62.8)%
Income tax (benefit) expense	(3,524)	2,661	(6,185)	NM
Net income	12,902	22,557	(9,655)	(42.8)%
Less: Net income attributable to noncontrolling interests	(14,153)	(18,801)	4,648	(24.7)%
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(1,251)	$3,756	$(5,007)	NM
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended March 31, 2017 were $178.6 million, an increase of 2.9% from $173.6 million for the three months ended March 31, 2016. The increase in patient service operating revenues was primarily due to an increase of approximately 10.1% in the number of dialysis treatments. The increase in treatments resulted principally from non-acquired treatment growth of 9.2% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the three months ended March 31, 2017 were $4.6 million compared to $1.8 million for the three months ended March 31, 2016, an increase of $2.8 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the three months ended March 31, 2017 was $336 compared with $360 for the three months ended March 31, 2016, a decrease of 6.7%, driven by changes in commercial and other mix, primarily related to a decrease in patients covered by ACA and other individual marketplace plans, and due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Sources of Revenues by Payor”. As a source of revenue by payor type, government-based and other payors accounted for 63.9% and 57.5%, respectively, of our revenues for the three months ended March 31, 2017 and 2016.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended March 31, 2017 was $1.6 million, or 0.9% of net patient service operating revenues, as compared to $1.4 million, or 0.8% of net patient service operating revenues, for the same period in 2016. Our accounts receivable, net of the bad debt allowance, represented approximately 39 and 40 days of patient service operating revenues as of March 31, 2017 and 2016, respectively.

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2017 were $120.3 million, an increase of 14.1% from $105.5 million for the three months ended March 31, 2016. This increase was primarily due to an increase in the number of treatments as well as $1.7 million of Modification Expense described above. As a percentage of net patient service operating revenues, patient care costs were approximately 68.0% (or 67.0% excluding the Modification Expense) for the three months ended March 31, 2017 compared to 61.3% for the three months ended March 31, 2016. Excluding the Modification Expense, the change was primarily attributable to lower revenues per treatment described above and by increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the three months ended March 31, 2017 were $226, compared to $218 for the three months ended March 31, 2016.  Patient care costs per treatment excluding the Modification Expense were $223 for the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2017 were $31.2 million, an increase of 45.3% from $21.5 million for the three months ended March 31, 2016, primarily due to corporate costs associated with becoming a public company, including $7.4 million of Modification Expense described above, an increase in the number of treatments and increased legal costs in addition to the legal costs relating to Certain Legal Matters described below. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 17.6% (or 13.5% excluding the Modification Expense) for the three months ended March 31, 2017 compared to 12.5% for the three months ended March 31, 2016. General and administrative expenses per treatment for the three months ended March 31, 2017 were $59, compared to $45 for the three months ended March 31, 2016.  General and administrative expenses per treatment excluding the Modification Expense were $43 for the three months ended March 31, 2017.

Transaction-related costs. There were no transaction-related costs for the three months ended March 31, 2017. Transaction-related costs for the three months ended March 31, 2016 were costs associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2017 was $9.1 million, compared to $7.7 million for the three months ended March 31, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 5.1% for the three months ended March 31, 2017 compared to 4.5% for the three months ended March 31, 2016.

Certain Legal Matters. Certain legal matter costs for the three months ended March 31, 2017 was $3.9 million. See Part II, Item 1 – “Legal Proceedings.”

Operating Income

Operating income for the three months ended March 31, 2017 was $12.5 million, a decrease of $25.0 million, or 66.7%, from $37.5 million for the three months ended March 31, 2016. The decrease was primarily due to the factors described above under "Operating Expenses", and includes the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates are not keeping pace with annual increases to our operating costs. In addition, for the three months ended March 31, 2017 and 2016, start-up clinics reduced operating income by $2.9 million and $2.3 million, respectively, an increase of $0.6 million reflecting the timing of opening and certification of de novo clinics each year as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 7.0% for the three months ended March 31, 2017 compared to 21.8% for the three months ended March 31, 2016, reflecting the factors described above. Excluding the impact of the Modification Expense of $9.1 million, as a percentage of net patient service operating revenues, operating income was 12.2% for the three months ended March 31, 2017.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2017 was $7.6 million, and for the three months ended March 31, 2016 was $12.3 million, a decrease of 37.9% primarily due to our debt refinancing in April 2016, offset by an increase in third party clinic debt, including the Assigned Clinic Loans.

Income tax receivable agreement income. Income tax receivable agreement income for the three months ended March 31, 2017 was $4.5 million.  This income represents the change in the estimated fair value of the TRA liability during the period.

Income tax expense (benefit)  The provision (benefit) for income taxes for the three months ended March 31, 2017 and March 31, 2016 represented an effective tax rate of (37.6%) and 10.6%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended March 31, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2017 was $14.2 million, representing a decrease of 24.7% from $18.8 million for the three months ended March 31, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

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

As discussed in Part II. Item 1. Legal Proceedings, the Company is involved various legal proceedings.  We cannot yet assess our potential liability, if any. Any adverse outcome would have a material adverse effect on our business, financial condition and results of operations.

Regardless of the outcome, we will continue to incur significant expenses to defend these proceedings. We have incurred approximately $10.7 million in legal costs as of March 31, 2017 to defend ourselves.  The potential costs that we may incur in the future will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend these proceedings will not exceed our estimate.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$16,522	$36,576
Net cash used in investing activities	(6,406)	(16,396)
Net cash used in financing activities	(26,929)	(15,203)
Net (decrease) increase in cash and restricted cash	$(16,813)	$4,977

Cash Flows from Operations

Net cash provided by operating activities for the three months ended March 31, 2017 was $16.5 million compared to $36.6 million for the same period in 2016, a decrease of $20.1 million, or 54.8%, primarily attributable to decreases in accounts payable and the payor refund liability, offset by the impact of the non-cash Modification Expense.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $6.4 million compared to $16.4 million for the same period in 2016, a decrease of $10.0 million, or 60.9%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2017 was $26.9 million compared to $15.2 million for the same period in 2016, an increase of $11.7 million.  Our distributions to our partners were $19.0 million for the three months ended March 31, 2017 compared to $21.4 million for the same period in 2016. Additionally, our purchases of noncontrolling interests in existing clinics were $4.5 million for the three months ended March 31, 2017, with no purchases for the same period in 2016.

Capital Expenditures

For the three months ended March 31, 2017 and 2016, we made capital expenditures of $6.4 million and $16.4 million, respectively, of which $4.5 million and $13.5 million, respectively, were development capital expenditures, primarily incurred in connection with de novo clinic development, and $1.9 million and $2.9 million, respectively, were maintenance capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For the remainder of 2017, we expect to spend approximately 5% to 6% of total net revenues for development capital expenditures and 1% to 2% of total net revenues on maintenance capital expenditures.

Debt Facilities

As of March 31, 2017, we had outstanding $569.9 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our revolving credit facility (and no outstanding letters of credit). Our outstanding indebtedness included $432.6 million of term B loans under our first lien credit agreement as of March 31, 2017. Our outstanding indebtedness included $3.0 million of other corporate debt as of March 31, 2017. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than assigned clinic loans) totaling $117.0 million as of March 31, 2017 with maturities ranging from April 2017 to December 2023 and interest rates ranging from 3.15% to 7.11%. In addition, our clinic level debt includes our assigned clinic loans held by Term Loan Holdings of $17.3 million as of March 31, 2017 with maturities ranging from June 2017 to July 2020 and interest rates ranging from 3.46% to 8.08%. See “Note 9—Debt” in the notes to our unaudited consolidated financial statements.

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

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of March 31, 2017 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders and obligations under our income tax receivable agreement, which are described separately below):

Scheduled payments under contractual obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$134,292	$32,593	$63,423	$30,777	$7,499
Term B loans(1)	432,599	3,477	429,122	—	—
Other corporate debt	2,962	361	1,144	1,240	217
Operating leases(2)	180,511	26,340	49,176	40,749	64,246
Interest payments(3)	64,014	20,096	41,701	2,025	192
Total	$814,378	$82,867	$584,566	$74,791	$72,154
_____________________________

(1)	Bear interest at a variable rate, with principal payments of $1.2 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.0 million per year from 2017 through 2022 and approximately $0.5 million or less thereafter.

(3)
Represents interest payments on debt obligations, including the term B loans under the first lien credit agreement. To project interest payments on floating rate debt, we have used the rate as of March 31, 2017.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision, which may include the sale of assets, closure of the clinic, acquisitions over a certain dollar amount, departure of key executives and other events. The time when some of the time-based put rights were exercised was accelerated upon our IPO and may be accelerated upon the occurrence of certain events, such as a sale of all or substantially all of our assets or a change of control. If the put obligations are exercised by a physician partner, we are required to purchase, at fair market value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 8—Noncontrolling Interests Subject to Put Provisions” in the notes to our unaudited consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligation as of March 31, 2017.

Noncontrolling interest subject to put provisions (dollars in thousands)	As of March 31, 2017
Time-based puts	$96,265
Event-based puts	36,200
Total Obligation	$132,465

As of March 31, 2017, $21.9 million of time-based put obligations were exercisable by our nephrologist partners. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2017 and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2017 were exercised on April 1, 2017 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2017	23,540
2018	12,020
2019	16,631
2020	20,563
2021	14,067
Thereafter	9,444
Total	$96,265

The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are subject to challenges by our partners which could cause an increase to the amount we owe. As of March 31, 2017, we had recorded liabilities of approximately $96.3 million for all existing time-based obligations, of which we have estimated approximately $21.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts.  The actual purchase price for the puts is currently being determined, which may affect our estimates described above.  Once the determination is complete, the physician partners will have the right to decide how much of their put rights, if any, they will exercise.  In addition, as of March 31, 2017, we had $36.2 million of event-based put obligations (including certain time-based put obligations that became event-based put obligations but are not currently exercisable), none of which were exercisable by our nephrologist partners at March 31, 2017.

Dividend Equivalent Payments

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and becomes due upon vesting for unvested options.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $1.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of March 31, 2017 a future payment will be due upon vesting totaling $5.4 million.

In connection with the Term Loan Holdings Distribution, as described in "Note 2 - Initial Public Offering", the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2.5 million, of which $0.2 million was paid to vested option holders and $2.3 million is payable to unvested option holders as of March 31, 2017, only if such unvested options become vested.

In March 2013, the Company declared and paid a dividend to holders of the Company’s common stock equal to $7.90 per share.  In connection with the dividend, all employees with outstanding 2010 Plan options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which becomes due upon vesting, of $2.6 million, of which an immaterial amount was paid to vested option holders and $2.6 million is payable to unvested option holders as of March 31, 2017, only if such unvested options become vested.

Assuming that all currently outstanding options entitled to cash dividend equivalent payments vest according to their respective vesting schedules, the Company anticipates a payment of approximately $8.7 million will be made during 2017, with an additional approximately $1.8 million to be paid thereafter.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2016 is estimated to be $1.1 million as of March 31, 2017.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that would be material to investors.

Recent Accounting Pronouncements

See Note 1 "– Presentation – Recent Accounting Pronouncements” to the consolidated financial statements.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and use of estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates” in the Company's Form 10-K for the year ended December 31, 2016.  There have been no material changes to our critical accounting policies and use of estimates from those described in the Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company's disclosures about market risk, please see "Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk" in the Company's Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. Except as described below, there have been no material changes to the Company's disclosures about market risk in Part II—Item 7A of such Form 10-K.

Interest Rate Risk

     We enter into interest swap and cap agreements from time to time as a means of hedging exposure to, and volatility from, variable-based interest rate changes as part of an overall interest rate risk management strategy. These swap agreements are not held for trading or speculative purposes and have the economic effect of converting the London Interbank Offered Rate ("LIBOR") variable component of our interest rate on our long-term debt to a fixed rate.

In March 2017, the Company entered into a forward starting interest rate swap agreement (the “2017 Swap”) with a notional amount of $133,000, as a means of fixing the floating interest rate component on $460,000 of its variable-rate debt under the Term B Loans, with an effective date of March 31, 2018. The forward starting 2017 Swap is designated as a cash flow hedge, with a termination date of March 31, 2021.

In March 2017, the Company entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $460,000 of its variable‑rate debt under the Term B Loans. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021.

As a result of the application of hedge accounting treatment, to the extent the 2017 Swaps and Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss)

and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the 2017 Swaps and Caps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. Based on the Company's interest rate swaps and caps outstanding as of March 31, 2017, a 1 percentage point increase in interest rates would have increased interest expense by $1.0 million. See “Note 9 - Debt” of the notes to consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of March 31, 2017. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

Certain Legal Matters

As previously disclosed, American Renal Associates Holdings, Inc. (“ARA”) and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida (the "Court") on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC ("ARM") as a defendant. ARA and ARA OpCo filed an opposition to the motion to further amend. On May 8, 2017, the Court granted ARA's motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM with a hearing set on the motion to dismiss for June 23, 2017. The amended complaint and proposed second amended complaint relate to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans, effective on or after January 1, 2016. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund (“AKF”). The amended complaint and proposed second amended complaint seek unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company has moved to dismiss the amended complaint in full, has opposed the motion to file a second amended complaint, and is vigorously defending itself in this legal matter. Jurisdictional discovery was completed and merits discovery has commenced. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

In addition, as previously disclosed, on July 26, 2016, the Staff of the SEC sent a letter to the Company stating that it is conducting an inquiry and requesting that the Company provide certain documents and information relating to the subject matter covered by the United complaint described above. The Company has subsequently received follow up and additional requests for documents and information with respect to the same subject matter. The Company has fully cooperated with the SEC Staff. On April 28, 2017, the Company was notified by the SEC Staff that the SEC had concluded its investigation and, based on the information it had as of that date, does not intend to recommend an enforcement action against the Company.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints asserted federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC and in addition, the complaint filed in the United States District Court for the Southern District of New York asserted claims under Sections 11 and 15 of the Securities Act. The complaints alleged that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  On November 30, 2016, Lead Plaintiff was appointed for the putative shareholder class action complaint pending in the United States District Court for the District of Massachusetts, captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., No. 16-cv-11797 (the “Esposito Action”).  On February 1, 2017, Lead Plaintiff in the Esposito Action filed an amended complaint against the Company, certain former and current officers and directors of the Company, Centerbridge Capital Partners L.P., and certain of the underwriters in our initial public offering. The amended complaint asserts federal securities laws claims under Securities Act sections 11 and 15, as well as Exchange Act sections 10(b), 20(a), and SEC Rule 10b-5. The Company’s response is currently due in May 2017. The Company intends to vigorously defend itself against these claims. In addition, the Company received a demand letter, dated January 27, 2017, from a purported shareholder relating to the subject matter covered by the United complaint and the class action complaints described above, which could lead to the initiation of a shareholder derivative lawsuit against the Company and its board of directors. By letter dated May 8, 2017, attorneys for the shareholder were informed that the Board of Directors had determined not to pursue potential claims against individuals as set forth in the demand letter.
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

ITEM 1A.	RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in the Company's Form 10-K for the year ended December 31, 2016.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.1*†	Form of Option Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan

10.2*†	Form of Restricted Stock Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan

10.3*†	Form of Restricted Stock Agreement for Non-Employee Directors under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan

10.4*†	Form of Restricted Stock Unit Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

_____________________________
*     Filed or furnished herewith
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

May 9, 2017

(Date)