Form 10-Q
period 2017-06-30
American Renal Associates Holdings, Inc.
filed 2017-08-08
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 7, 2017 there were 31,285,465 shares of the registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed in “Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016, and in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the SEC, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

•
decline in the number of patients with commercial insurance, including as a result of changes to the healthcare exchanges or changes in regulations or enforcement of regulations regarding the healthcare exchanges and challenges from commercial payors or any regulatory or other changes leading to changes in the ability of patients with commercial insurance coverage to receive charitable premium support;

•	decline in commercial payor reimbursement rates;

•
the ultimate resolution of the Centers for Medicare & Medicaid Services (“CMS”) Interim Final Rule published December 14, 2016 related to dialysis facilities Conditions for Coverage (CMS 3337-IFC), including an issuance of a different but related Final Rule;

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

•
changes to the Medicare ESRD program that could affect reimbursement rates and evaluation criteria, as well as changes in Medicaid or other non-Medicare government programs or payment rates, including the ESRD PPS final rule for 2017 issued on October 28, 2016 and the ESRD PPS proposed rule for 2018 issued on June 29, 2017;

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

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash	$74,933	$100,916
Accounts receivable, less allowance for doubtful accounts of $9,144 and $8,726, respectively	77,841	81,127
Inventories	4,960	4,676
Prepaid expenses and other current assets	23,150	18,498
Income tax receivable	10,254	5,163
Total current assets	191,138	210,380
Property and equipment, net of accumulated depreciation of $138,033 and $121,242, respectively	165,495	170,118
Intangible assets, net of accumulated amortization of $23,149 and $23,489, respectively	25,638	25,626
Other long-term assets	8,885	6,753
Goodwill	573,147	573,147
Total assets	$964,303	$986,024

Liabilities and Equity
Accounts payable	$28,184	$31,127
Accrued compensation and benefits	28,654	29,103
Accrued expenses and other current liabilities	60,663	45,286
Current portion of long-term debt	45,711	48,274
Total current liabilities	163,212	153,790
Long-term debt, less current portion	516,442	522,058
Income tax receivable agreement payable	15,600	21,200
Other long-term liabilities	13,859	11,670
Deferred tax liabilities	1,128	1,278
Total liabilities	710,241	709,996
Commitments and contingencies (Note 14 and Note 15)
Noncontrolling interests subject to put provisions	113,925	130,365
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 31,283,812 and 30,894,962 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	185	184
Additional paid-in capital	95,369	95,062
Receivable from noncontrolling interests	(415)	(544)
Accumulated deficit	(132,003)	(128,646)
Accumulated other comprehensive loss, net of tax	(1,420)	(100)
Total American Renal Associates Holdings, Inc. deficit	(38,284)	(34,044)
Noncontrolling interests not subject to put provisions	178,421	179,707
Total equity	140,137	145,663
Total liabilities and equity	$964,303	$986,024
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Patient service operating revenues	$187,602	$186,938	$366,234	$360,492
Provision for uncollectible accounts	(1,610)	(1,371)	(3,217)	(2,794)
Net patient service operating revenues	185,992	185,567	363,017	357,698
Operating expenses:
Patient care costs	118,059	109,779	238,360	215,234
General and administrative	26,381	31,942	57,625	53,441
Transaction-related costs (Notes 1 and 9)	717	2,215	717	2,239
Depreciation and amortization	9,382	8,252	18,456	15,929
Certain legal matters (Note 15)	4,297	—	8,233	—
Total operating expenses	158,836	152,188	323,391	286,843
Operating income	27,156	33,379	39,626	70,855
Interest expense, net	(7,188)	(8,941)	(14,797)	(21,199)
Loss on early extinguishment of debt	(526)	(4,708)	(526)	(4,708)
Income tax receivable agreement (expense) income	(2,641)	(7,835)	1,876	(7,835)
Income before income taxes	16,801	11,895	26,179	37,113
Income tax expense (benefit)	410	(1,147)	(3,114)	1,514
Net income	16,391	13,042	29,293	35,599
Less: Net income attributable to noncontrolling interests	(18,497)	(22,488)	(32,650)	(41,289)
Net loss attributable to American Renal Associates Holdings, Inc.	(2,106)	(9,446)	(3,357)	(5,690)
Less: Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	(2,527)	(12,133)	(13,610)	(12,133)
Net loss attributable to common shareholders	$(4,633)	$(21,579)	$(16,967)	$(17,823)

Loss per share (Note 12):
Basic	$(0.15)	$(0.76)	$(0.55)	$(0.70)
Diluted	$(0.15)	$(0.76)	$(0.55)	$(0.70)
Weighted-average number of common shares outstanding
Basic	30,986,689	28,406,999	30,947,304	25,344,510
Diluted	30,986,689	28,406,999	30,947,304	25,344,510
Cash dividends declared per share	$—	$1.30	$—	$1.30

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$16,391	$13,042	$29,293	$35,599
Unrealized (loss) gain on derivative agreements, net of tax	(676)	100	(1,320)	200
Total comprehensive income	15,715	13,142	27,973	35,799
Less: Comprehensive income attributable to noncontrolling interests	(18,497)	(22,488)	(32,650)	(41,289)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(2,782)	$(9,346)	$(4,677)	$(5,490)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2016	$130,365	30,894,962	$184	$95,062	$(544)	$(128,646)	$(100)	$(34,044)	$179,707
Net income (loss)	10,383	—	—	—	—	$(3,357)	—	(3,357)	22,267
Stock-based compensation	—	—	—	13,731	—	—	—	13,731	—
Exercise of stock options	—	161,892	1	535	—	—	—	536	—
Issuance of restricted stock	—	226,958	—	—	—	—	—	—	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(2,544)	—	—	—	(2,544)	—
Distributions to noncontrolling interests	(12,221)	—	—	—	—	—	—	—	(26,321)
Contributions from noncontrolling interests	871	—	—	—	129	—	—	129	1,887
Purchases of noncontrolling interests	(19,774)	—	—	(5,980)	—	—	—	(5,980)	(253)
Reclassification/other adjustments	(1,134)	—	—	—	—	—	—	—	1,134
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,320)	(1,320)	—
Change in fair value of noncontrolling interests	5,435	—	—	(5,435)	—	—	—	(5,435)	—
Balance at June 30, 2017	$113,925	31,283,812	$185	$95,369	$(415)	$(132,003)	$(1,420)	$(38,284)	$178,421

See accompanying notes to consolidated financial statements.

Table of Contents     AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)  (dollars in thousands)

	Six Months Ended June 30,
Operating activities	2017	2016
Net income	$29,293	$35,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,456	15,929
Amortization of discounts, fees and deferred financing costs	1,065	1,807
Loss on extinguishment of debt	526	4,708
Stock-based compensation	13,731	10,565
Premium paid for interest rate cap agreements	(1,186)	—
Deferred taxes	729	(7,769)
Income tax receivable agreement income	(1,876)	7,835
Payment related to tax receivable agreement	(878)	—
Non-cash charge related to derivative agreements	173	850
Non-cash rent charges	431	920
Loss on disposal of assets	190	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,286	15
Inventories	(284)	(499)
Prepaid expenses and other current assets	(9,637)	1,305
Other assets	(552)	692
Accounts payable	(2,943)	944
Accrued compensation and benefits	(449)	2,965
Accrued expenses and other liabilities	2,285	13,363
Cash provided by operating activities	52,360	89,229
Investing activities
Purchases of property, equipment and intangible assets	(14,053)	(34,221)
Cash paid for acquisitions	—	(800)
Cash used in investing activities	(14,053)	(35,021)

Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	—	175,378
Proceeds from issuance of long-term debt	7,401	60,000
Cash paid for debt issuance and other financing costs	(8,542)	(1,350)
Proceeds from term loans, net of deferred financing costs	11,991	39,764
Payments on long-term debt	(21,734)	(255,806)
Dividends and dividend equivalents paid	(8,680)	(30,176)
Proceeds from exercise of stock options	536	—
Common stock repurchases for tax withholdings of net settlement equity awards	—	(71)
Distributions to noncontrolling interests	(38,542)	(43,973)
Contributions from noncontrolling interests	2,887	4,441
Purchases of noncontrolling interests	(9,507)	(277)
Proceeds from sales of additional noncontrolling interests	—	142
Cash used in financing activities	(64,190)	(51,928)

(Decrease) increase in cash and restricted cash	(25,883)	2,280
Cash and restricted cash at beginning of period	100,916	90,988
Cash and restricted cash at end of period	$75,033	$93,268

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,320	$5,376
Cash paid for interest	13,435	18,600

Supplemental Disclosure of Non-Cash Financing Activities
Accrued offering expense	—	314
Tax Receivable Agreement	—	23,400
Non-Cash Dividend	—	26,232
Accrued purchases of noncontrolling interests	16,500	—
Liability for accrued dividend equivalent payments	2,544	1,540
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease, or ESRD. As of June 30, 2017, the Company owned and operated 217 dialysis clinics treating 15,023 patients in 25 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture, or JV, in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). All significant intercompany balances and transactions of our wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to Note 7 - Variable Interest Entities.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker as of June 30, 2017, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer and the President. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2016. In July 2015 the FASB issued ASU 2015-14, which defers the effective date of ASU 2014-09 for one year, making ASU 2014-09 effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The FASB has issued additional updates to serve as clarification to the original standard update. The Company is currently analyzing the effect of the standard which includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Preliminarily, the Company does not expect the adoption of the new standard to have a material impact on its financial results, and continues to evaluate the impact it will have on its disclosures.

2. INITIAL PUBLIC OFFERING

On April 26, 2016, the Company completed an initial public offering (the “IPO”) pursuant to which the Company sold an aggregate of 8,625,000 shares of common stock at a public offering price of $22.00 per share. The net proceeds to the Company from its sale of shares of Common Stock in the IPO, after deducting underwriting discounts and before deducting offering expenses, amounted to $176,942. The Company applied $165,635 of the net proceeds from the IPO toward repayment of outstanding amounts under its second lien credit facility, and funded the repayment in full of the outstanding balance with borrowings from its then existing prior first lien credit facility, as amended, and cash on hand.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Clinic Loan Assignment and Term Loan Holdings LLC Distribution

We partly finance the de novo clinic development costs of some of our joint venture subsidiaries by providing intercompany term loans and revolving loans through our wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to our pre- IPO stockholders pro rata in accordance with their ownership in the Company. As a result of the distribution of membership interests in Term Loan Holdings, the balance of such assigned clinic loans is reflected on our consolidated balance sheet beginning in the current reporting period. The balance of such assigned clinic loans was $15,127 as of June 30, 2017. Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture. We guaranteed $7,970 of such assigned clinic loans as of June 30, 2017.

Amendments to and Repayment of Credit Facility

On April 26, 2016, the Company entered into the first amendment (the “Amendment”) to its then existing first lien credit agreement. The Amendment increased the borrowing capacity under the first lien revolving credit facility by $50,000 to an aggregate amount of $100,000, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60,000 of incremental first lien term loans. The Company incurred $2,700 of costs associated with these refinancing activities, of which $1,350 were charged as transaction costs and $1,350 were deferred upon execution of the Amendment.

The Company also applied $165,635 of the net proceeds from the IPO and cash on hand to repay the outstanding balance on the second lien term loans. The write-off of deferred financing fees and discounts in the amount of $4,708 were charged as early extinguishment of debt upon repayment.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the Income Tax Receivable Agreement (“TRA”) for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers. The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of June 30, 2017, the Company’s total liability under the TRA is estimated to be $19,360, of which $3,760 is included as a component of other accrued expenses on the condensed consolidated balance sheet. For the six months ended June 30, 2017, the Company has paid $878.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of June 30, 2017 the Company has made payments equal to $1.30 per share, or $4,955 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,859.

In connection with the Term Loan Holdings Distribution, as described above, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments, of which $2,522 was paid to vested option holders as of June 30, 2017 and an immaterial amount is payable to unvested option holders only if such unvested options become vested. Options were also equitably adjusted for the TRA, as described above. Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In connection with these dividends, equitable adjustments are required by the terms of some of our equity incentive plans and for other plans were modified at the discretion of our board of directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $11,749 in incremental compensation expense during the six months ended June 30, 2017.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

June 30, 2017
Cash	$74,933
Restricted cash included in prepaid expenses and other current assets	100
Total cash and restricted cash shown in the statement of cash flows	$75,033

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

5. FAIR VALUE MEASUREMENTS

The Company’s interest rate swap and interest rate cap agreements, Tax Receivable Agreement (“TRA”) and noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at June 30, 2017.

Noncontrolling interests subject to put provisions—See Note 8 for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Derivative agreements—See Note 9 for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Tax Receivable Agreement—The fair value of the TRA relied upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Income tax receivable agreement income or expense in the Company’s Consolidated Statements of Operations.  The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised.  Changes in assumptions based on future events, including the price of our common stock, will impact the fair value for the TRA.  See Note 2 - Initial Public Offering for further discussion of the Tax Receivable Agreement.

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$5	$—	$5	$—
Interest rate derivative agreements (included in Other long-term assets)	455		455
Total Assets	$460	$—	$460	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$15,600	$—	$—	$15,600
Interest rate swap agreement (included in Other long-term liabilities)	1,640	—	1,640	—
Total Liabilities	$17,240	$—	$1,640	$15,600
Temporary Equity
Noncontrolling interests subject to put provisions	$113,925	$—	$—	$113,925

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

The following table provides the fair value rollforward for the six months ended June 30, 2017 for the Tax receivable agreement liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2016	$21,200
Options exercised and dividend equivalent payment vesting	(3,724)
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement income	(1,876)
Balance at June 30, 2017	$15,600

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans at $435,600 as of June 30, 2017 as compared to the carrying amount of $440,000. The Company estimates the fair value of the first lien term loans approximates the carrying value at $433,758 as of December 31, 2016.  See Note 2 - Initial Public Offering for a discussion of the Company’s repayment of the second lien term loans.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	June 30, 2017	December 31, 2016
Accrued compensation	$15,503	$18,077
Accrued vacation pay	13,151	11,026
	$28,654	$29,103

Accrued expenses and other current liabilities consist of the following:

	June 30, 2017	December 31, 2016
Payor refunds and retractions	$33,103	$32,902
Accrued purchases of noncontrolling interests	16,500	—
Tax receivable agreement liability	3,760	914
Dividend equivalent payments	117	6,438
Other	7,183	5,032
	$60,663	$45,286

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

The analyses upon which these consolidation determinations rest are complex, involve uncertainties, and require significant judgment on various matters, some of which could be subject to different interpretations. As of June 30, 2017, these condensed consolidated financial statements include total assets of VIEs of $17,329 and total liabilities of VIEs of $12,017.

Term Loan Holdings

The Company has determined that we are not the primary beneficiary under VIE accounting guidance for Term Loan Holdings, as discussed in Note 2 - Initial Public Offering.  Based on our involvement with Term Loan Holdings, we do not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in our consolidated financials.  The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion.  The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which we guarantee.  See Note 13 - Related Party Transactions.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved, which could accelerate time-based vesting. The Company has evaluated the applicable terms and determined the put provisions are not mandatorily redeemable. Some of these puts accelerated as a result of the Company’s initial public offering, of which some were exercised during the six months ended June 30, 2017. If these put provisions were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (14.50% - 20.00%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate, and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

	As of June 30, 2017	As of December 31, 2016
Redemption value	$5,215	$16,835
Estimated fair values for accounting purposes	12,211	24,239
Difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	$6,996	$7,404

	As of June 30, 2017	As of December 31, 2016
Non controlling interest subject to put provisions - estimated fair values	$106,929	$122,961
Difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	6,996	7,404
Noncontrolling interests subject to put provisions - maximum redemption value	$113,925	$130,365

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Change in estimated fair values for accounting purposes	$(8,175)	$13,536
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	13,610	7,404
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$5,435	$20,940

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

9. DEBT

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
First Lien Credit Agreement	$440,000	$433,758
Term Loans (1)	121,915	118,503
Lines of Credit	7,626	19,360
Other	2,872	3,041
	572,413	574,662
Less: discounts and fees, net of accumulated amortization	(10,260)	(4,330)
Less: current maturities	(45,711)	(48,274)
	$516,442	$522,058
_____________________________
(1)    Includes assigned clinic loans

Scheduled maturities of long-term debt as of June 30, 2017 are as follows:

2017 (remainder)	$26,768
2018	37,974
2019	35,506
2020	24,833
2021	17,380
Thereafter	429,952
$572,413

During the six months ended June 30, 2017, the Company made mandatory principal payments of $1,159 under the First Lien Credit Agreement.

As of June 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our First Lien Credit Agreement.

Repayment of First Lien Credit Agreement and 2017 Credit Agreement

On June 22, 2017, the Company entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under the Company's existing First Lien Credit Agreement. The 2017 Credit Agreement provides the Company with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 and (ii) 100% of Consolidated EBTIDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase. The Company borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay the outstanding balances under the First Lien Credit Agreement and to pay a portion of the transaction costs and expenses. The 2017 Revolving Credit Facility matures in June 2022 and the 2017 Term B Loan Facility matures in June 2024. The maturity date of each of the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility is subject to extension with lender consent according to the terms of the 2017 Credit Agreement.

The 2017 Credit Agreement provides that certain voluntary prepayments of the 2017 Term B Loan Facility prior to the six month anniversary of the closing date of the 2017 Credit Agreement are subject to a 1.00% soft-call prepayment premium. The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments.
The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at the Company’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% and (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%.

The Company is required to make amortization payments on the term B loans under the 2017 Term B Loan Facility in equal quarterly installments of $1,100. As of June 30, 2017, interest payable quarterly was 4.47% per annum

Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to at the Company’s option, the ABR Rate or LIBOR, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of the Company and its restricted subsidiaries. The initial rate under the 2017 Credit Agreement as of June 30, 2017 was LIBOR plus 2.50%. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of the Company and its restricted subsidiaries, and as of June 30, 2017, the fee was 0.50%.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict the Company’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions.
The obligations of the Company under the 2017 Credit Agreement are guaranteed by American Renal Holdings Intermediate Company, LLC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of the Company’s capital stock and substantially all of the assets of the Company and the Guarantors, including their respective interests in their joint ventures.
The Company incurred $9,259 of costs associated with these refinancing activities, of which $717 were charged as transactions costs and $8,542 were deferred upon execution of the 2017 Credit Agreement. The write-off of deferred financing fees and discounts in the amount of $526 were charged as early extinguishment of debt.

Interest Rate Swap Agreements

In May 2013, the Company entered into two interest rate swap agreements (the ‘‘2013 Swaps’’) with notional amounts totaling $320,000, as a means of fixing the floating interest rate component on $400,000 of its variable-rate debt under the Term B Loans. The 2013 Swaps were designated as a cash flow hedge, and terminated on March 31, 2017.

In March 2017, the Company entered into a forward starting interest rate swap agreement (the “2017 Swap”) with a notional amount of $133,000, as a means of fixing the floating interest rate component on $440,000 of its variable-rate debt under the term B loans, with an effective date of March 31, 2018. The 2017 Swap is designated as a cash flow hedge, with a termination date of March 31, 2021.

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

During the six months ended June 30, 2017, amounts previously recorded in accumulated other comprehensive loss related to the 2013 Swaps, totaling $501, have been reclassified into earnings over the term of the previously hedged borrowing

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

using the swaplet method.  The Company reclassified $100 previously recorded in accumulated other comprehensive loss into interest expense during the six months ended June 30, 2017. The 2013 Swaps matured on March 31, 2017.

Interest Rate Cap Agreements

In March 2017, the Company entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable‑rate debt under the term B loans. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Caps are ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. The Company does not use derivative instruments for trading or speculative purposes.

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

The Company’s effective income tax rate for the three months ended June 30, 2017 and 2016 was 2.4% and (9.6)%, respectively, and (11.9)% and 4.1% for the six months ended June 30, 2017 and 2016, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from our joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance recorded on a discrete basis, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes.

The Company has established a $730 valuation allowance for its charitable contributions that are expiring in 2017. The Company believes that future taxable income levels would be sufficient to realize the tax benefits and has not established any additional valuation on the remaining deferred tax assets.  Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase our tax provision in the period of such determination.

11. STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2017 and 2016, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Patient care costs	$664	$1,580	$2,493	$1,673
General and administrative	2,979	8,612	11,238	8,905
Total stock-based compensation before tax	$3,643	$10,192	$13,731	$10,578
Income tax benefit	(1,457)	(4,077)	(5,492)	(4,231)

As of June 30, 2017, the Company has 5,848,919 options outstanding.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of June 30, 2017, options to purchase an aggregate of 3,295,502 shares of common stock are available for future grants under the 2016 Plan.

The assumptions used for options granted to acquire Common Stock and the fair value at the date of grant under the 2016 Plan is noted in the following table:

Six Months Ended June 30, 2017
Expected volatility	30.00%
Weighted average expected term in years	6.00
Weighted average risk-free interest rate	2.00 - 2.26%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$5.81

Information concerning options activity under the 2016 Plan for options to acquire Common Shares is summarized as follows:

	Six Months Ended June 30, 2017
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	318,877	$21.90
Granted (1)	476,677	17.31
Forfeited	(30,877)	19.67
Outstanding, end of period	764,677	$19.13
Options vested and expected to vest, end of period	722,959	$18.89
Options exercisable, end of period	41,718	$23.30
____________________________
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

During the six months ended June 30, 2017, the Company granted 227,821 restricted stock awards to employees and directors, respectively, at a weighted average grant date fair value of $17.38. These restricted stock awards vest over a weighted average period of 1.5 years from grant date.

As of June 30, 2017, a total of 201,654 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $3,027 to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 1.8 years.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

A summary of restricted stock award activity is as follows:

	Six Months Ended June 30, 2017
	Number Outstanding	Weighted Average Grant Date Fair Value per Award
Balance at December 31, 2016	—	—
Granted	227,821	$17.38
Vested	25,304	$17.39
Forfeited	(863)	$17.39
Balance at June 30, 2017	201,654	$17.38

12. LOSS PER SHARE

Basic loss per share is computed by dividing net income (loss) attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the estimated fair values of contractual noncontrolling interest put provisions and estimated fair values for accounting purposes of the related noncontrolling interests, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic
Net loss attributable to American Renal Associates Holdings, Inc.	$(2,106)	$(9,446)	$(3,357)	$(5,690)
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	(2,527)	(12,133)	(13,610)	(12,133)
Net loss attributable to common shareholders for basic earnings per share calculation	$(4,633)	$(21,579)	$(16,967)	$(17,823)
Weighted-average common shares outstanding used to calculate basic net loss per share	30,986,689	28,406,999	30,947,304	25,344,510
Loss per share, basic	$(0.15)	$(0.76)	$(0.55)	$(0.70)
Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(2,106)	$(9,446)	$(3,357)	$(5,690)
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	(2,527)	(12,133)	(13,610)	(12,133)
Net loss attributable to common shareholders for diluted earnings per share calculation	$(4,633)	$(21,579)	$(16,967)	$(17,823)
Weighted-average common shares outstanding, basic	30,986,689	28,406,999	30,947,304	25,344,510
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	—	—	—	—
Weighted-average common shares outstanding used to calculate diluted net loss per share	30,986,689	28,406,999	30,947,304	25,344,510
Loss per share, diluted	$(0.15)	$(0.76)	$(0.55)	$(0.70)
Outstanding options excluded as impact would be anti-dilutive	3,291,722	555,329	2,303,407	336,133

13. RELATED PARTY TRANSACTIONS

Term Loan Holdings

In 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries to Term Loan Holdings, as described in Note 2 - Initial Public Offering and Note 7 - Variable Interest Entities. A Centerbridge entity, which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of our directors and executive officers own economic interests in Term Loan Holdings.  As of June 30, 2017, such assigned clinic loans aggregated $15,127, had maturities ranging from October 2017 to July 2020, with a weighted average maturity of approximately 2.25 years (September 2019), and interest rates ranging from 3.46% to 8.08%, with a weighted average interest rate of 5.11%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings (the “Loan Servicing Agreement”).  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the three and six months ended June 30, 2017 is immaterial. Each assigned clinic loan is guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  Our maximum potential liability for future payments, not including interest, is $15,127, of which we guaranteed $7,970 as of June 30, 2017.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers.  The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  See Note 2 - Initial Public Offering.

Transaction Fee and Advisory Services Agreement

The Company entered into a transaction fee and advisory services agreement, dated as of May 7, 2010 (the “Advisory Services Agreement”), with Centerbridge Advisors, LLC (together with its affiliates, “Centerbridge”). Under the Advisory Services Agreement, Centerbridge agreed to provide certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company pays Centerbridge an annual advisory services fee (payable quarterly) the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA (as defined in the agreement), minus a personnel expense deduction, if applicable. During the three months ended June 30, 2017 and 2016, the Company recorded $0 and $80 of expense related to this agreement, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded $0 and $537 of expense related to this agreement, respectively. Centerbridge was also entitled to receive an additional fee equal to 1% of the enterprise value and/or aggregate value, as applicable, for any fundamental or significant transactions, both as defined, in which Centerbridge is involved.  In connection with the IPO, the Advisory Services Agreement was terminated as of April 26, 2016 (other than the expense reimbursement and indemnification provisions).

Due from Related Party

In 2016, the Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide financing for various facility buildouts. The total amount of initial financing provided by the Company was $1,044. As of June 30, 2017 the loans had an interest rate of 6% with maturities ranging from March 2026 through August 2031. Fixed principal and interest payments with respect to such loans are payable monthly. As of June 30, 2017, the remaining balance to be paid to the Company was $977.

14. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in Note 2 - Initial Public Offering, the Company is a party to the TRA under which we are contractually committed to pay our pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in the case of an early termination payment by us, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA).  The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income we generate in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at the time of such exercise.

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 15 - Certain Legal Matters.

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

15. CERTAIN LEGAL MATTERS

As previously disclosed, American Renal Associates Holdings, Inc. (“ARA”) and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida (the “Court”) on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC (“ARM”) as a defendant. On March 13, 2017, the Court granted leave to amend and that same day United filed its second amended complaint. On May 8, 2017, the Court granted ARA's motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM. ARA OpCo and ARM moved to dismiss the second amended complaint on March 27, 2017. The Court held a hearing on ARA OpCo and ARM's motion to dismiss the second amended complaint on June 23, 2017. The second amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund (“AKF”). The second amended complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company has moved to dismiss the second amended complaint in full and is vigorously defending itself in this legal matter. Jurisdictional discovery was completed and merits discovery has commenced. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

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

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints asserted federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC and in addition, the complaint filed in the United States District Court for the Southern District of New York asserted claims under Sections 11 and 15 of the Securities Act. The complaints alleged that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  On November 30, 2016, Lead Plaintiff was appointed for the putative shareholder class action complaint pending in the United States District Court for the District of Massachusetts, captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., No. 16-cv-11797 (the “Esposito Action”).  On February 1, 2017, Lead Plaintiff in the Esposito Action filed an amended complaint against the Company, certain former and current officers and directors of the Company, Centerbridge Capital Partners L.P., and certain of the underwriters in our initial public offering. The amended complaint asserts federal securities

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

laws claims under Securities Act Sections 11 and 15, as well as Exchange Act Sections 10(b), 20(a), and SEC Rule 10b-5. On May 18, 2017, the Company filed a motion to dismiss the amended complaint. On July 17, 2017, Lead Plaintiff filed a consolidated opposition to the motions to dismiss. The Company's reply in further support of the motion to dismiss is currently due in August 2017. The Company intends to vigorously defend itself against these claims.
In addition, the Company received a demand letter, dated January 27, 2017, from a purported shareholder relating to the subject matter covered by the United complaint and the class action complaints described above, which could lead to the initiation of a shareholder derivative lawsuit against the Company and its board of directors. By letter dated May 8, 2017, attorneys for the shareholder were informed that the board of directors had determined not to pursue potential claims against individuals as set forth in the demand letter. On May 23, 2017, the board of directors received further correspondence from the purported shareholder requesting additional information concerning the board's determination to not pursue potential claims against individuals. On June 6, 2017, the Board sent a response letter to the purported shareholder declining to provide additional information.
On January 3, 2017, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting information relating to the Company’s payments and other interactions with the AKF and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws for the period from January 1, 2013 through the present. As it has done with the other regulators who have expressed interest in such matters, the Company has cooperated fully with the government and will continue to do so. In the event that the United States Attorney’s Office, District of Massachusetts, were to find violations of any federal criminal or civil laws, our business, financial condition and results of operations could be materially adversely affected.

16. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company's ownership interest on the Company's equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss attributable to American Renal Holdings Associates, Inc.	$(2,106)	$(9,446)	$(3,357)	$(5,690)
Increase in paid-in capital for the sales of noncontrolling interest	—	59	—	59
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(4,708)	(216)	(5,980)	(216)
Net transfers to/from noncontrolling interests	(4,708)	(157)	(5,980)	(157)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(6,814)	$(9,603)	$(9,337)	$(5,847)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in December 2000. As of June 30, 2017, we had developed 167 de novo clinics and 50 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
De novo clinics(1)	2	6	5	8
Acquired clinics(2)	—	1	—	1
Total new clinics	2	7	5	9
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.3 to $2.0 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended June 30, 2017 and June 30, 2016 our development capital expenditures were $5.7 million and $14.9 million, respectively, representing 3.0% and 8.0% of our net patient service operating revenues, respectively.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2017	3	2	—	—	5
2016	2	6	5	7	20
2015	1	5	6	4	16
2014	2	4	3	6	15
2013	1	3	2	11	17

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2012 to June 30, 2017, we added 179 dialysis stations to our existing clinics, representing the equivalent of nearly eleven de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Treatment Growth:	2017	2016	2017	2016
Non-acquired treatment growth(1)	8.6%	10.8%	9.2%	12.6%
Acquired treatment growth(2)	0.3%	1.0%	0.3%	0.7%
Total treatment growth	8.9%	11.8%	9.5%	13.3%
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

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Revenues:	2017	2016	2017	2016
Government-based and other(1)	62.4%	54.7%	63.1%	56.0%
Commercial and other(2)	37.6%	45.3%	36.9%	44.0%
	100.0%	100.0%	100.0%	100.0%
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

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor.  For the three years and one year ended December 31, 2016, commercial payors and others, including the Department of Veterans Affairs (the “VA”), accounted for an average of approximately 14.6% and 16.8% of the treatments we performed, respectively. The change in the mix of patients and treatments between the three-year average and the year ended December 31, 2016 was largely driven by enrollment in Affordable Care Act (“ACA”) - compliant plans (“ACA Plans”), both on-exchange and off-exchange. For the year ended December 31, 2016, we derived approximately 9% of patient service operating revenues from ACA Plans, both on-exchange and off-exchange, and these ACA plans were the source of reimbursement for approximately 4% of the treatments performed. During the three and six months ended June 30, 2017, we have experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2016, due primarily to a decline in ACA plans, as discussed below. In addition, for the year ended December 31, 2016, the percentage of treatments accounted for by commercial payors and others, including the VA, but not including ACA Plans, was 12.9%. For the three and six months ended June 30, 2017, the percentage of treatments accounted for by commercial payors and others, including the VA, but not including ACA Plans, was approximately 1% below the percentage for the year ended December 31, 2016, and we expect it to remain lower.

Effective in November 2016, for patients enrolled in minimum essential Medicaid coverage, we suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which caused an adverse change in the mix of patients and treatments in 2017. This change has not affected our provision of such assistance in the application process to other patients.  Prior to the 2017 ACA open enrollment period, approximately 2% of our total patients chose to enhance their pre-existing minimum essential Medicaid coverage by electing to enroll in an ACA Plan. Before we suspended assistance in the application process for charitable premium support from the AKF, this percentage had been growing. Virtually all of these low-income patients have relied on charitable premium assistance because they were ineligible for federal premium tax credits. Due to the suspension of assistance in the application process for charitable premium support from the AKF, virtually all of our  patients with ACA primary insurance coverage and secondary minimum essential Medicaid coverage reverted back to Medicaid-only coverage during 2017.

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
In addition, recently there have been other significant developments in the market that may affect our business, including the withdrawal of some insurers from offering ACA and individual marketplace plans in certain states, increases in premiums for ACA plans, and continuing efforts on the part of insurers to reduce the amount paid to providers per treatment.  Further, there could be additional changes in our business in the future resulting from potential regulatory actions and other third party practices following the recent CMS request for information seeking public comment on concerns relating to steering of patients eligible for Medicare and Medicaid into ACA plans, and the recent changes to the AKF HIPP program announced by the AKF.
The suspension has adversely impacted, and any CMS action relating to establishing policies to restrict or limit charitable assistance for ACA plans or other individual marketplace plans will adversely impact, the number of patients covered by ACA plans and other individual marketplace plans, the Company’s average reimbursement rate and its results of operations and cash flows, which impact may be material.  Further, the other changes to the Company’s patient insurance education program, whether or not the suspension continues or CMS restricts charitable premium assistance, together with the other developments in the market, including the impact of such changes on enrollment in ACA plans and other individual marketplace plans, other insurance coverage, and/or potential regulatory changes in the future, have and are expected to continue to adversely impact the number of the Company’s patients covered by insurance, as well as the Company’s average reimbursement rate in the future.
As previously disclosed, the total estimated annual financial impact associated with a more restrictive environment for patients previously enrolled in ACA plans who also relied on charitable premium assistance is expected to be $25 million in 2017. In arriving at this estimate, we included the anticipated effect on our results of operations of the decline in our patient service operating revenues due to patients who reverted to Medicaid-only coverage during the three and six months ended June 30, 2017, as well as the anticipated effect of a decline in patient service operating revenues from patients who were not enrolled in Medicaid but who received lower or no charitable premium assistance during the three and six months ended June 30, 2017. This estimate is based on our patient population enrolled in ACA plans and other factors as of December 31, 2016 and takes our weighted average dialysis facility ownership into account. Based on management’s expectations, we believe the full financial impact is likely to be realized during 2017 and will, accordingly, adversely affect our results of operations for this period.
Subsequent to December 31, 2016, the Company received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations.  In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance.  If patients are unable to obtain or to continue to receive AKF charitable premium support due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations issued by HHS limiting such support or other reasons, the financial impact on our company could be substantially greater than the estimated annual financial impact described above relating to patients previously enrolled in ACA plans and, accordingly, could materially and adversely affect our results of operations. See Part II, “Item 1A. Risk Factors-If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” and “-Increased government scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition”.
We believe that 2017 will continue to be challenging due to the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF. We also believe that pressure on commercial mix and commercial rates due to more restrictive health plan benefit design will continue to create additional challenges. In addition, the efforts by the current Administration and Congress have caused the future state of the exchanges and other ACA reforms to be less certain.  We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Part II, Item 1A. Risk Factors-If the rates paid by commercial payors decline, our operating results and cash flow would be adversely affected.”
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

Seasonality

Our treatment volumes are sensitive to seasonal fluctuations due to generally fewer treatment days during the first quarter of the calendar year. Additionally, our patients are generally responsible for a greater percentage of the cost of their treatments during the early months of the year, due to co-insurance, co-payments and deductibles, which leads to lower total net revenues and lower net revenues per treatment during the early months of the year. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

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

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38.9 million. The compensation costs associated with time-based vesting awards are expected to be recognized as expense over a weighted average period of approximately two years. The compensation costs associated with the market and performance based option modification at the time of the IPO (the “Modification Expense”) were recognized over a period of approximately 12 months from the date of the IPO.

In addition, in connection with the distribution (the “Term Loan Holdings Distributions”) of membership interests in an entity holding assigned clinic loans (the “Assigned Clinic Loans”), described in “Note 2 - Initial Public Offering” of the notes to the consolidated financial statements, since the interest on these loans is no longer eliminated in consolidation, we now incur additional interest expense.

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our IPO price, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability will be recognized in our statement of operations as Income tax receivable agreement income (expense) in future periods. See “Note 5 - Fair Value Measurements” of the notes to the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Data and Other Non-GAAP Financial Data:	2017	2016	2017	2016
Number of clinics (as of end of period)	217	201	217	201
Number of de novo clinics opened (during period)	2	6	5	8
Patients (as of end of period)	15,023	13,755	15,023	13,755
Number of treatments	542,749	498,368	1,073,969	981,034
Non-acquired treatment growth	8.6%	10.8%	9.2%	12.6%
Patient service operating revenues per treatment	$346	$375	341	$367
Patient care costs per treatment	$218	$220	$222	$219
Adjusted patient care costs per treatment (1)	217	217	220	218
General and administrative expenses per treatment	$49	$64	$54	$54
Adjusted general and administrative expenses per treatment (2)	$43	47	$44	46
Provision for uncollectible accounts per treatment	$3	$3	$3	$3
Adjusted EBITDA (including noncontrolling interests) (3)	$45,900	$54,118	$81,468	$100,138
Adjusted EBITDA-NCI (3)	$27,403	$31,630	$48,818	$58,849
_____________________________

(1)
Adjusted patient care costs per treatment excludes $0.5 million and $2.2 million of Modification Expense during the three and six months ended June 30, 2017, and $1.4 million and $1.4 million of Modification Expense during the three and six months ended June 30, 2016. Additionally, the three and six months ended June 30, 2017 exclude $0.1 million severance expense and $0.5 million gain on sale of assets. Additionally the three and six months ended June 30, 2016 exclude $0.1 million of stock compensation expense as a result of early adoption of ASU 2016-09, as it relates to the modified options.

(2)
Adjusted general and administrative expenses per treatment excludes $2.1 million and $9.5 million of Modification Expense during the three and six months ended June 30, 2017, and $8.0 million and $8.0 million of Modification Expense during the three and six months ended June 30, 2016. Additionally, the three and six months ended June 30, 2017 exclude $0.8 million severance expense. Additionally, the three and six months ended June 30, 2017 exclude $0.3 million of stock compensation expense as a result of early adoption of ASU 2016-09, as it relates to the modified options.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before income taxes, interest expense, net, depreciation and amortization, as adjusted for stock-based compensation and associated payroll taxes, loss on early extinguishment of debt, transaction-related costs, certain legal matters costs, executive and management severance costs, income tax receivable agreement income and expense, management fees and gain on sale of assets. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of the Company's results of operations from management's perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of actions that are outside the operational control of management, but can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and you should not consider these items in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

•	do not include stock-based compensation expense, and beginning with the quarter ended June 30, 2017, do not include associated payroll taxes;

•	do not include transaction-related costs;

•
do not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and ability to generate profits;

•	do not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•	do not include income tax receivable agreement income and expense;

•	do not include loss on early extinguishment of debt;

•	do not include costs related to certain legal matters;

•	beginning with the quarter ended December 31, 2016, do not include executive and management severance costs;

•	do not include management fees;

•	do not include certain income tax payments that represent a reduction in cash available to us;

•	do not include changes in, or cash requirements for, our working capital needs; and

•	do not reflect the gain on sale of assets.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

You should not consider Adjusted EBITDA and Adjusted EBITDA-NCI as alternatives to income from operations or net income, determined in accordance with GAAP, as an indicator of our operating performance, or as alternatives to cash provided by operating activities, determined in accordance with GAAP, as an indicator of cash flows or as a measure of liquidity. This presentation of Adjusted EBITDA and Adjusted EBITDA-NCI may not be directly comparable to similarly titled measures of other companies, since not all companies use identical calculations.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net Income	$16,391	$13,042	$29,293	$35,599
Add:
Interest expense, net	7,188	8,941	14,797	21,199
Income tax (benefit) expense	410	(1,147)	(3,114)	1,514
Depreciation and amortization	9,382	8,252	18,456	15,929
Transaction-related costs (a)	717	2,215	717	2,239
Loss on early extinguishment of debt (b)	526	4,708	526	4,708
Income tax receivable agreement income (c)	2,641	7,835	(1,876)	7,835
Certain legal matters (d)	4,297	—	8,233	—
Executive and management severance costs (e)	917	—	917	—
Stock-based compensation and related payroll taxes	3,948	10,192	14,036	10,578
Gain on sale of assets (f)	(517)	—	(517)	—
Management fees (g)	—	80	—	537
Adjusted EBITDA (including noncontrolling interests)	45,900	54,118	81,468	100,138
Less: Net income attributable to noncontrolling interests	(18,497)	(22,488)	(32,650)	(41,289)
Adjusted EBITDA –NCI	$27,403	$31,630	$48,818	$58,849
_____________________________

(a)
Represents costs related to debt refinancing and other transactions at the time of the IPO and the 2017 refinancing described below. See “Note 2 - Initial Public Offering” and “Note 9 - Debt” of the notes to the consolidated financial statements.

(b)	Represents costs related to debt refinancing. See “Note 2 - Initial Public Offering” and "Note 9 - Debt" of the notes to the consolidated financial statements.

(c)
Represents income associated with the change in fair value of the TRA liability. See “—Components of Earnings—Interest, and Taxes” and  “Note 5 - Fair Value Measurements” of the notes to the consolidated financial statements.

(d)
Represents costs related to the specific legal and regulatory matters described in “Part II. Item 1. Legal Proceedings” and “Note 15 - Certain Legal Matters” of the notes to the consolidated financial statements.

(e)	Represents executive and management severance costs.

(f)	Represents sale of clinic assets.

(g)
Represents management fees paid to Centerbridge prior to the termination of our Advisory Services Agreement in connection with our IPO. See “Note 13 - Related Party Transactions” of the notes to the consolidated financial statements.

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

Certain legal matters.  Certain legal matters cost includes professional fees and other expenses associated with our handling of, and response to, the UnitedHealth Group litigation, the now-concluded SEC inquiry, the CMS request for information, the securities litigation, the subpoena from the United States Attorney's Office, District of Massachusetts, and our internal review and analysis of factual and legal issues relating to the aforementioned matters. See Part II, Item 1 – “Legal Proceedings.”

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

Results of Operations

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended June 30,		Increase (Decrease)
				Percentage
	2017	2016	Amount	Change
Patient service operating revenues	$187,602	$186,938	$664	0.4%
Provision for uncollectible accounts	(1,610)	(1,371)	(239)	17.4%
Net patient service operating revenues	185,992	185,567	425	0.2%
Operating expenses:
Patient care costs	118,059	109,779	8,280	7.5%
General and administrative	26,381	31,942	(5,561)	(17.4)%
Transaction-related costs	717	2,215	(1,498)	NM
Depreciation and amortization	9,382	8,252	1,130	13.7%
Certain legal matters	4,297	—	4,297	NM
Total operating expenses	158,836	152,188	6,648	4.4%
Operating income	27,156	33,379	(6,223)	(18.6)%
Interest expense, net	(7,188)	(8,941)	1,753	(19.6)%
Loss on early extinguishment of debt	(526)	(4,708)	4,182	(88.8)%
Income tax receivable agreement expense	(2,641)	(7,835)	5,194	NM
Income before income taxes	16,801	11,895	4,906	41.2%
Income tax expense (benefit)	410	(1,147)	1,557	NM
Net income	16,391	13,042	3,349	25.7%
Less: Net income attributable to noncontrolling interests	(18,497)	(22,488)	3,991	(17.7)%
Net loss attributable to American Renal Associates Holdings, Inc.	$(2,106)	$(9,446)	$7,340	NM
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended June 30, 2017 were $187.6 million, an increase of 0.4% from $186.9 million for the three months ended June 30, 2016. The increase in patient service operating revenues was primarily due to an increase of approximately 8.9% in the number of dialysis treatments offset by adverse changes in payor mix. The increase in treatments resulted principally from non-acquired treatment growth of 8.6% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the three months ended June 30, 2017 were $3.6 million compared to $2.2 million for the three months ended June 30, 2016, an increase of $1.4 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the three months ended June 30, 2017 was $346 compared with $375 for the three months ended June 30, 2016, a a decrease of 7.7%, driven by adverse changes in commercial and other mix, primarily related to a decrease in patients covered by ACA and other individual marketplace plans, and due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Sources of Revenues by Payor”. As a source of revenue by payor type, government-based and other payors accounted for 62.4% and 54.7%, respectively, of our revenues for the three months ended June 30, 2017 and 2016.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended June 30, 2017 was $1.6 million, or 0.9% of net patient service operating revenues, as compared to $1.4 million, or 0.7% of net patient service operating revenues, for the same period in 2016. Our accounts receivable, net of the bad debt allowance, represented approximately 38 and 37 days of patient service operating revenues as of June 30, 2017 and 2016, respectively.

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2017 were $118.1 million, an increase of 7.5% from $109.8 million for the three months ended June 30, 2016. This increase was primarily due to an increase in the number of treatments. As a percentage of net patient service operating revenues, patient care costs were approximately 63.5% (or 63.4% excluding the Modification Expense) for the three months ended June 30, 2017 compared to 59.2% (or 58.4% excluding the Modification Expense) for the three months ended June 30, 2016. Patient care costs per treatment for the three months ended June 30, 2017 were $218, compared to $220 for the three months ended June 30, 2016.  Patient care costs per treatment excluding the Modification Expense were $217 for each the three months ended June 30, 2017 and 2016.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2017 were $26.4 million, a decrease of 17.4% from $31.9 million for the three months ended June 30, 2016. The decrease was primarily due to a $5.9 million decrease in Modification Expense. As a percentage of net patient service operating revenues, general and administrative expenses were approximately14.2% (or 12.6% excluding the Modification Expense) for the three months ended June 30, 2017 compared to 17.2% (or 12.7% excluding the Modification Expense) for the three months ended June 30, 2016. General and administrative expenses per treatment for the three months ended June 30, 2017 were $49, compared to $64 for the three months ended June 30, 2016.  General and administrative expenses per treatment excluding the Modification Expense were $43 for the three months ended June 30, 2017, compared to $47 for the three months ended June 30, 2016.

Transaction-related costs. Transaction-related costs for the three months ended June 30, 2017 were $0.7 million associated with our 2017 debt refinancing as described below. Transaction-related costs for the three months ended June 30, 2016 were $2.2 million associated with debt refinancing and other transactions associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2017 was $9.4 million, compared to $8.3 million for the three months ended June 30, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 5.0% for the three months ended June 30, 2017 compared to 4.4% for the three months ended June 30, 2016.

Certain Legal Matters. Certain legal matter costs for the three months ended June 30, 2017 was $4.3 million. See Part II, Item 1 – “Legal Proceedings.”

Operating Income

Operating income for the three months ended June 30, 2017 was $27.2 million, a decrease of $6.2 million, or 18.6%, from $33.4 million for the three months ended June 30, 2016. The decrease was primarily due to the factors described above under “Operating Expenses”, and includes the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates are not keeping pace with annual increases to our operating costs. In addition, for the three months ended June 30, 2017 and 2016, start-up clinics reduced operating income by $2.6 million and $3.5 million, respectively, a decrease of $0.8 million reflecting the timing of opening and certification of de novo clinics each year as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 14.6% for the three months ended June 30, 2017 compared to 18.0% for the three months ended June 30, 2016, reflecting the factors described above. Excluding the impact of the Modification Expense of $2.6 million, as a percentage of net patient service operating revenues, operating income was 16.0% for the three months ended June 30, 2017.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended June 30, 2017 was $7.2 million, and for the three months ended June 30, 2016 was $8.9 million, a decrease of 19.6%, primarily due to our debt refinancing in April 2016, offset by an increase in third-party clinic debt, including the Assigned Clinic Loans.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended June 30, 2017 was $0.5 million as a result of our debt refinancing in June 2017. Loss on early extinguishment of debt for the three months ended June 30, 2016 was $4.7 million as a result of our debt refinancing in April 2016. The losses were comprised of write-offs of unamortized debt issuance costs.

Income tax receivable agreement expense. Income tax receivable agreement expense for the three months ended June 30, 2017 and 2016 was $2.6 million and $7.8 million, respectively.  This expense represents the change in the estimated fair value of the TRA liability during each period.

Income tax expense (benefit).  The provision (benefit) for income taxes for the three months ended June 30, 2017 and June 30, 2016 represented an effective tax rate of 2.4% and (9.6)%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended June 30, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2017 was $18.5 million, representing a decrease of 17.7% from $22.5 million for the three months ended June 30, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016

The following table summarizes our results of operations for the periods indicated.

	Six Months Ended June 30,		Increase (Decrease)
				Percentage
	2017	2016	Amount	Change
Patient service operating revenues	$366,234	$360,492	$5,742	1.6%
Provision for uncollectible accounts	(3,217)	(2,794)	(423)	15.1%
Net patient service operating revenues	363,017	357,698	5,319	1.5%
Operating expenses:
Patient care costs	238,360	215,234	23,126	10.7%
General and administrative	57,625	53,441	4,184	7.8%
Transaction-related costs	717	2,239	(1,522)	NM
Depreciation and amortization	18,456	15,929	2,527	15.9%
Certain legal matters	8,233	—	8,233	NM
Total operating expenses	323,391	286,843	36,548	12.7%
Operating income	39,626	70,855	(31,229)	(44.1)%
Interest expense, net	(14,797)	(21,199)	6,402	(30.2)%
Loss on early extinguishment of debt	(526)	(4,708)	4,182	(88.8)%
Income tax receivable agreement income (expense)	1,876	(7,835)	9,711	NM
Income before income taxes	26,179	37,113	(10,934)	(29.5)%
Income tax (benefit) expense	(3,114)	1,514	(4,628)	NM
Net income	29,293	35,599	(6,306)	(17.7)%
Less: Net income attributable to noncontrolling interests	(32,650)	(41,289)	8,639	(20.9)%
Net loss attributable to American Renal Associates Holdings, Inc.	(3,357)	(5,690)	$2,333	NM
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the six months ended June 30, 2017 were $366.2 million, an increase of 1.6% from $360.5 million for the six months ended June 30, 2016. The increase in patient service operating revenues was primarily due to an increase of approximately 9.5% in the number of dialysis treatments offset by adverse changes in payor mix. The increase in treatments resulted principally from non-acquired treatment growth of 9.2% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the six months ended June 30, 2017 were $8.3 million compared to $4.0 million for the six months ended June 30, 2016, an increase of $4.3 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the six months ended June 30, 2017 was $341 compared with $367 for the six months ended June 30, 2016, a decrease of 7.1%, driven by adverse changes in commercial and other mix, primarily related to a decrease in patients covered by ACA and other individual marketplace plans, and due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Sources of Revenues by Payor”. As a source of revenue by payor type, government-based and other payors accounted for 63.1% and 56.0%, respectively, of our revenues for the six months ended June 30, 2017 and 2016.

Provision for uncollectible accounts. Provision for uncollectible accounts for the six months ended June 30, 2017 was $3.2 million, or 0.9% of net patient service operating revenues, as compared to $2.8 million, or 0.8% of net patient service operating revenues, for the same period in 2016. Our accounts receivable, net of the bad debt allowance, represented approximately 38 and 37 days of patient service operating revenues as of June 30, 2017 and 2016, respectively.

Operating Expenses

Patient care costs. Patient care costs for the six months ended June 30, 2017 were $238.4 million, an increase of 10.7% from $215.2 million for the six months ended June 30, 2016. This increase was primarily due to an increase in the number of treatments. As a percentage of net patient service operating revenues, patient care costs were approximately 65.7% (or 65.0% excluding the Modification Expense) for the six months ended June 30, 2017 compared to 60.2% (or 59.8% excluding the Modification Expense) for the six months ended June 30, 2016. Excluding the Modification Expense, the change was primarily attributable to lower revenues per treatment described above and by increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the six months ended June 30, 2017 were $222, compared to $219 for the six months ended June 30, 2016.  Patient care costs per treatment excluding the Modification Expense were $220 and $218 for the six months ended June 30, 2017 and 2016, respectively.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2017 were $57.6 million, an increase of 7.8% from $53.4 million for the six months ended June 30, 2016, primarily due to corporate costs associated with becoming a public company, including $1.5 million of additional Modification Expense described above, and increased legal costs in addition to the legal costs relating to Certain Legal Matters described below. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 15.9% (or 13.3% excluding the Modification Expense) for the six months ended June 30, 2017 compared to 14.9% (or 12.7% excluding the Modification Expense) for the six months ended June 30, 2016. General and administrative expenses per treatment for the six months ended June 30, 2017 were $54, compared to $54 for the six months ended June 30, 2016.  General and administrative expenses per treatment excluding the Modification Expense were $44 and $46 for the six months ended June 30, 2017 and 2016, respectively.

Transaction-related costs. Transaction-related costs for the six months ended June 30, 2017 were $0.7 million associated with our 2017 debt refinancing described below. Transaction-related costs for the six months ended June 30, 2016 were $2.2 million associated with debt refinancing and other transactions associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2017 was $18.5 million, compared to $15.9 million for the six months ended June 30, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 5.1% for the six months ended June 30, 2017 compared to 4.5% for the six months ended June 30, 2016..

Certain Legal Matters. Certain legal matter costs for the six months ended June 30, 2017 was $8.2 million. See Part II, Item 1 – “Legal Proceedings.”

Operating Income

Operating income for the six months ended June 30, 2017 was $39.6 million, a decrease of $31.2 million, or 44.1%, from $70.9 million for the six months ended June 30, 2016. The decrease was primarily due to the factors described above under “Operating Expenses”, and includes the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates are not keeping pace with annual increases to our operating costs. In addition, for the six months ended June 30, 2017 and 2016, start-up clinics reduced operating income by $5.5 million and $5.7 million, respectively, a decrease of $0.2 million reflecting the timing of opening and certification of de novo clinics each year as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 10.9% for the six months ended June 30, 2017 compared to 19.8% for the six months ended June 30, 2016, reflecting the factors described above. Excluding the impact of the Modification Expense, as a percentage of net patient service operating revenues, operating income was 14.2% and 22.4% for the six months ended June 30, 2017 and 2016, respectively.

Interest and Taxes

Interest expense, net. Interest expense, net for the six months ended June 30, 2017 was $14.8 million, and for the six months ended June 30, 2016 was $21.2 million, a decrease of 30.2% primarily due to our debt refinancing in April 2016, offset by an increase in third-party clinic debt, including the Assigned Clinic Loans.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2017 was $0.5 million as a result of our debt refinancing in June 2017. Loss on early extinguishment of debt for the six months ended June 30, 2016 was $4.7 million as a result of our debt refinancing in April 2016. The losses were comprised of write-offs of unamortized debt issuance costs.

Income tax receivable agreement income (expense). Income tax receivable agreement income for the six months ended June 30, 2017 was $1.9 million, compared to expense of $7.8 million for the six months ended June 30, 2016.  This income (expense) represents the change in the estimated fair value of the TRA liability during the period.

Income tax expense (benefit)  The provision (benefit) for income taxes for the six months ended June 30, 2017 and June 30, 2016 represented an effective tax rate of (11.9)% and 4.1%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the six months ended June 30, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2017 was $32.7 million, representing a decrease of 20.9% from $41.3 million for the six months ended June 30, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated from our operations, short-term borrowings under our revolving credit facilities and borrowings of long-term debt. Our principal needs for liquidity are to pay our operating expenses, to fund the development and acquisition of new clinics, to fund capital expenditures, to service our debt and to fund purchases of put rights held by our physician partners. In addition, a significant portion of our cash flows is used to make distributions to the noncontrolling equity interests held by our nephrologist partners in our joint venture clinics. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without adjusting for the effect of noncontrolling interests.

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

As discussed in Part II. Item 1 - "Legal Proceedings", the Company is involved in various legal proceedings.  We cannot yet assess our potential liability, if any. Any adverse outcome would have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, we will continue to incur significant expenses in connection with these proceedings. We have incurred approximately $8.2 million in legal costs during the six months ended June 30, 2017 in connection with these matters.  The potential costs that we may incur in the future will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend these proceedings will not continue to be material.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$52,360	$89,229
Net cash used in investing activities	(14,053)	(35,021)
Net cash used in financing activities	(64,190)	(51,928)
Net (decrease) increase in cash and restricted cash	$(25,883)	$2,280

Cash Flows from Operations

Net cash provided by operating activities for the six months ended June 30, 2017 was $52.4 million compared to $89.2 million for the same period in 2016, a decrease of $36.9 million, or 41.3%, primarily attributable to increases in prepaid expenses and other current assets, decreases in changes of accrued expenses and other current liabilities and a decrease net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $14.1 million compared to $35.0 million for the same period in 2016, a decrease of $21.0 million, or 59.9%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 was $64.2 million compared to $51.9 million for the same period in 2016, an increase of $12.3 million.  Our distributions to our partners were $38.5 million for the six months ended June 30, 2017 compared to $44.0 million for the same period in 2016. Additionally, our purchases of noncontrolling interests in existing clinics were $9.5 million for the six months ended June 30, 2017 compared to $0.3 million for the same period in 2016. Our purchases of noncontrolling interests in existing clinics for the six months ended June 30, 2017 included $5.0 million related to put obligations.

Capital Expenditures

For the six months ended June 30, 2017 and 2016, we made capital expenditures of $14.1 million and $34.2 million, respectively, of which $10.1 million and $28.5 million, respectively, were development capital expenditures, primarily incurred in connection with de novo clinic development, and $3.9 million and $5.7 million, respectively, were maintenance capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For the remainder of 2017, we expect to spend approximately 5% to 6% of total net revenues for development capital expenditures and 1% to 2% of total net revenues on maintenance capital expenditures.

Debt Facilities

As of June 30, 2017, we had outstanding $572.4 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our 2017 Revolving Credit Facility (and no outstanding letters of credit). Our outstanding indebtedness included $440.0 million of term B loans under our 2017 Credit Agreement as of June 30, 2017. Our outstanding indebtedness included $2.9 million of other corporate debt as of June 30, 2017. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than assigned clinic loans) totaling $114.4 million as of June 30, 2017 with maturities ranging from August 2017 to June 2024 and interest rates ranging from 3.31% to 6.72%. In addition, our clinic level debt includes our assigned clinic loans held by Term Loan Holdings of $15.1 million as of June 30, 2017 with maturities ranging from October 2017 to July 2020 and interest rates ranging from 3.46% to 8.08%. See “Note 9 - Debt” in the notes to our unaudited consolidated financial statements.

On June 22, 2017, American Renal Holdings Inc. (“ARH”), an indirect wholly-owned subsidiary of the Company, and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement (the “2017 Credit Agreement”), to refinance the credit facilities under ARH’s then existing prior first lien credit agreement. The 2017 Credit

Agreement provides for (i) a $100 million senior secured revolving credit facility (the “2017 Revolving Credit Facility”) and (ii) a $440 million senior secured term B loan facility (the “2017 Term B Loan Facility” and, together with the 2017 Revolving Credit Facility, the “2017 Facilities”). In addition, the 2017 Credit Agreement includes a feature under which maximum borrowings under the 2017 Facilities may be increased by an amount in the aggregate equal to the sum of (i) the greater of $125 million and (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase.

On June 22, 2017, ARH borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay outstanding balances under the then existing prior first lien credit agreement and the payment of customary fees and expenses incurred in connection with the foregoing (the “2017 Refinancing”).
The 2017 Revolving Credit Facility is scheduled to mature in June 2022 and the 2017 Term B Loan Facility is scheduled to mature in June 2024. The principal amount of the term B loans under the 2017 Term B Loan Facility will amortize in equal quarterly installments in an aggregate annual amount of 1.00% of the original principal amount of such term B loans. The maturity dates under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility are subject to extension with lender consent according to the terms of the 2017 Credit Agreement. The 2017 Credit Agreement provides that certain voluntary prepayments of the 2017 Term Loan Facility prior to the six month anniversary of the closing date of the 2017 Credit Agreement will be subject to a 1.00% soft-call prepayment premium. The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments.
The interest rate on the term B loans under the 2017 Term B Loan Facility will have an applicable margin that is 0.25% less, and an interest rate floor that is 1.25% less, than the term B loans under the prior first lien credit agreement. The term B loans under the 2017 Term B Loan Facility will bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% and (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25% subject to a floor of 0.00%.
Any outstanding loans under the 2017 Revolving Credit Facility will bear interest at a rate equal to at ARH’s option, the ABR Rate or LIBOR, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries and will initially be LIBOR plus 2.50%. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility will be priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries and will initially be 0.50%.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants.
Similar to the prior first lien credit agreement, the obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.
On April 26, 2016, the Company entered into the first amendment (the “April 2016 Amendment”) to the then existing prior first lien credit agreement. The Amendment increased the borrowing capacity under the then existing prior first lien revolving credit facility by $50.0 million to an aggregate amount of $100.0 million, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60.0 million of incremental first lien term loans. The Company also applied $165.6 million of the net proceeds from the IPO, proceeds from the additional first lien term loans, and cash on hand to repay the outstanding balance on the second lien term loans.
Initial Public Offering

On April 26, 2016, the Company completed its initial public offering of 8,625,000 shares of Common Stock for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts).  Net proceeds of $176.9 million from the initial public offering, together with borrowings under our first lien credit facility and cash on hand, were used in the April 2016 Refinancing described above to repay in full, all outstanding amounts under our second lien credit facility.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of June 30, 2017 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders and obligations under our income tax receivable agreement, which are described separately below):

Scheduled payments under contractual obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$129,541	$24,297	$63,537	$32,172	$9,535
Term B loans(1)	440,000	2,200	8,800	8,800	420,200
Other corporate debt	2,872	271	1,144	1,240	217
Operating leases(2)	173,904	13,180	50,533	41,730	68,461
Interest payments(3)	149,875	12,957	46,884	41,770	48,264
Total	$896,192	$52,905	$170,898	$125,712	$546,677
_____________________________

(1)	Bear interest at a variable rate, with principal payments of $1.1 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.0 million per year from 2017 through 2022 and approximately $0.5 million or less thereafter.

(3)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility described above. To project interest payments on floating rate debt, we have used the rate as of June 30, 2017.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision, which may include the sale of assets, closure of the clinic, acquisitions over a certain dollar amount, departure of key executives and other events which could accelerate time-based vesting. The time when some of the time-based put rights were exercised was accelerated upon our IPO and may be accelerated upon the occurrence of certain events, such as a sale of all or substantially all of our assets or a change of control. If the put obligations are exercised by a physician partner, we are required to purchase, at fair market value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 8—Noncontrolling Interests Subject to Put Provisions” in the notes to our unaudited consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligations as of June 30, 2017.

Noncontrolling interest subject to put provisions (dollars in thousands)	As of June 30, 2017
Time-based puts	$82,704
Event-based puts	31,221
Total Obligation	$113,925

As of June 30, 2017, $26.2 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of June 30, 2017 and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2017 were exercised on July 1, 2017 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2017	29,198
2018	5,407
2019	8,990
2020	18,919
2021	10,946
Thereafter	9,244
Total	$82,704

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are subject to challenges by our partners which could cause an increase to the amount we owe. As of June 30, 2017, we had recorded liabilities of approximately $82.7 million for all existing time-based obligations, of which we have estimated approximately $12.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The physician partners have the right to decide how much of their put rights, if any, they will exercise.  In addition, as of June 30, 2017, we had $31.2 million of event-based put obligations, which could be accelerated with the occurrence of an event.

Dividend Equivalent Payments

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and becomes due upon vesting for unvested options.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $5.0 million in the aggregate, to option holders, and, in the case of some performance and market options, as of June 30, 2017 a future payment will be due upon vesting totaling $1.9 million.

In connection with the Term Loan Holdings Distribution, as described in “Note 2 - Initial Public Offering” in our consolidated financial statements, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2.5 million, all of which were paid to vested option holders as of June 30, 2017.

In March 2013, the Company declared and paid a dividend to holders of the Company’s common stock equal to $7.90 per share.  In connection with the dividend, all employees with outstanding 2010 Plan options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, of which becomes due upon vesting, of $2.6 million, all of which were paid to vested option holders as of June 30, 2017.

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

Recent Accounting Pronouncements

See Note 1 “– Presentation – Recent Accounting Pronouncements” to the consolidated financial statements.

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

For the Company's disclosures about market risk, please see “Part II—Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in the Company's Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. Except as described below, there have been no material changes to the Company's disclosures about market risk in Part II—Item 7A of such Form 10-K.

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of June 30, 2017, there were no borrowings under the 2017 Revolving Credit Facility. If we were to draw on it, then we would also be subject to changes in interest rates with respect to these borrowings. We may be exposed to interest rate volatility to the extent such interest rate risk is not hedged.

     We enter into interest swap and cap agreements from time to time as a means of hedging exposure to, and volatility from, variable-based interest rate changes as part of an overall interest rate risk management strategy. These swap agreements are not held for trading or speculative purposes and have the economic effect of converting the London Interbank Offered Rate (“LIBOR”) variable component of our interest rate on our long-term debt to a fixed rate.

In March 2017, the Company entered into a forward starting interest rate swap agreement (the “2017 Swap”) with a notional amount of $133,000, as a means of fixing the floating interest rate component on $440,000 of its variable-rate debt under the term B loans, with an effective date of March 31, 2018. The forward starting 2017 Swap is designated as a cash flow hedge, with a termination date of March 31, 2021.

In March 2017, the Company entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable‑rate debt under the term B loans. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021.

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap and Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings, and to the extent the 2017 Swap and Caps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. Based on the Company's interest rate swaps and caps outstanding as of June 30, 2017, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 - Debt” of the notes to consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of June 30, 2017. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain Legal Matters

As previously disclosed, American Renal Associates Holdings, Inc. (“ARA”) and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida (the “Court”) on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC (“ARM”) as a defendant. On March 13, 2017, the Court granted leave to amend, and United filed its second amended complaint on the same day. On May 8, 2017, the Court granted ARA's motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM. ARA OpCo and ARM moved to dismiss the second amendment complaint on March 27, 2017. The Court held a hearing on ARA OpCo and ARM's motions to dismiss the second amended complaint on June 23, 2017. The second amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund (“AKF”). The second amended complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company has moved to dismiss the second amended complaint in full and is vigorously defending itself in this legal matter. Jurisdictional discovery was completed and merits discovery has commenced. See also “Item 1A. Risk Factors - If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected” below. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

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

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints asserted federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the

Exchange Act and Rule 10b-5 promulgated thereunder by the SEC and in addition, the complaint filed in the United States District Court for the Southern District of New York asserted claims under Sections 11 and 15 of the Securities Act. The complaints alleged that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  On November 30, 2016, Lead Plaintiff was appointed for the putative shareholder class action complaint pending in the United States District Court for the District of Massachusetts, captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., No. 16-cv-11797 (the “Esposito Action”).  On February 1, 2017, Lead Plaintiff in the Esposito Action filed an amended complaint against the Company, certain former and current officers and directors of the Company, Centerbridge Capital Partners L.P., and certain of the underwriters in our initial public offering. The amended complaint asserts federal securities laws claims under Securities Act sections 11 and 15, as well as Exchange Act sections 10(b), 20(a), and SEC Rule 10b-5. On May 18, 2017, the Company filed a motion to dismiss the amended complaint. On July 17, 2017, Lead Plaintiff filed a consolidated opposition to the motions to dismiss. The Company's reply in further support of the motion to dismiss is currently due in August 2017. The Company intends to vigorously defend itself against these claims.
In addition, the Company received a demand letter, dated January 27, 2017, from a purported shareholder relating to the subject matter covered by the United complaint and the class action complaints described above, which could lead to the initiation of a shareholder derivative lawsuit against the Company and its board of directors. By letter dated May 8, 2017, attorneys for the shareholder were informed that the board of directors had determined not to pursue potential claims against individuals as set forth in the demand letter. On May 23, 2017, the board of directors received further correspondence from from the purported shareholder requesting additional information concerning the board's determination not to pursue potential claims against individuals. On June 6, 2017, the board sent a response letter to the purported shareholder declining to provide additional information.
On January 3, 2017, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting information relating to the Company’s payments and other interactions with the AKF and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws for the period from January 1, 2013 through the present. As it has done with the other regulators who have expressed interest in such matters, the Company has cooperated fully with the government and will continue to do so. In the event that the United States Attorney’s Office, District of Massachusetts, were to find violations of any federal criminal or civil laws, our business, financial condition and results of operations could be materially adversely affected.

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

Except for the below, there have been no material changes with respect to this item from the disclosure included in the Company's Form 10-K for the year ended December 31, 2016.

If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected.

Our revenues are sensitive to the number of patients with commercial insurance coverage, including those with employer group health plans, as well as those patients who have chosen ACA-compliant individual marketplace plans (“ACA plans”) and other non-employer-based plans. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Other factors that may cause an increase in the number of patients who have government‑based programs as their primary payors include changes to terms or the availability of coverage from commercial payors, changes to the healthcare regulatory system, sustained or increased job losses and improved longevity and lower standard mortality rates for ESRD patients, resulting in a lower percentage of patients covered under commercial insurance plans. To the extent there are sustained or increased job losses in the United States, we could experience a decrease in the number of patients under employer group health plans. We could also experience a further decrease if changes to the healthcare regulatory system, including as a result of healthcare reform laws, result in fewer patients covered under commercial insurance plans. In addition, our continued negotiations with existing and new commercial payors could result in a decrease in the number of patients under commercial insurance plans to the extent that we cannot reach agreement with these payors on rates and other terms.

During the three and six months ended June 30, 2017, we have experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2016, due primarily to a decline in ACA plans. In addition, for the three and six months ended June 30, 2017, the percentage of treatments accounted for by commercial payors and other, including the VA, but not including ACA plans, was approximately 1% below the 12.9% of such treatments for the year ended December 31, 2016, and we expect it to remain lower. If this trend continues and there is a significant additional reduction in the number of ESRD patients insured through commercial insurance plans, whether ACA plans or non-ACA commercial insurance plans, relative to patients insured through government‑based programs, it would have a material adverse effect on our revenues, earnings and cash flows.

Patients with commercial insurance coverage frequently rely on financial assistance from charitable organizations, such as the American Kidney Fund (the “AKF”). However, certain commercial payors are challenging our patients’ and other providers’ patients’ ability to use charitable premium support, including through litigation and other strategies. Regulators such as CMS have considered (and, in some instances, questioned) the use of charitable premium assistance for ESRD patients purchasing ACA plans. See “-If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected” and “-Increased government scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition” below and “Part II. Item 1. Legal Proceedings” above. If any of these challenges to kidney patients’ use of premium support are successful or regulators impose restrictions on the use of financial assistance from such charitable organizations such that these patients are unable to obtain, or continue to receive or receive for a limited duration, such financial assistance, our revenues, earnings and cash flow could be substantially reduced. In addition, AKF has in the past, and may in the future, suspend premium assistance payments from time to time, and may experience decreases from time to time in the donations it receives. Any funding shortfall at a charity such as AKF or any other inability of such charity to make premium support payments could adversely affect our patients’ and other providers’ patients’ ability to afford commercial insurance coverage, which could materially adversely affect our operating results and cash flows.

If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected.

The dialysis services industry is subject to rate pressure from commercial payors, including employer group health plans, as well as ACA plans, as a result of general conditions in the market, recent and future consolidations among commercial payors and other factors. We are continuously in the process of negotiating agreements with our commercial payors. Commercial payors generally seek to limit their costs, which can manifest itself in actions such as downward pressure on contracted commercial payor rates (whether under ACA plans or otherwise), efforts to design and implement plans that limit access to coverage, and the duration and/or the breadth of benefits, or even litigation such as that brought by United Healthcare Group, Inc. (“United”) (see “Part II. Item 1. Legal Proceedings” above), measures which may result in decreased payments and/or disruption to our business. In the event that our continued negotiations result in overall commercial rate reductions in excess of overall commercial rate increases and such changes are not offset by increases in the number of covered patients receiving our services, the net impact would have a material adverse effect on our revenues, results of operations and cash flows. In addition, consolidations among health insurers may significantly increase the negotiating leverage of commercial payors. Our negotiations with payors are influenced by competitive and other pressures exerted by such payors, which may result in decreases to some of our contracted rates or a termination of certain of our relationships with commercial payors.

In addition to downward pressure on contracted commercial payor rates, commercial payors may decrease payment rates for non‑contracted providers. Commercial payors have been attempting to impose restrictions and limitations on patient access to ACA plans and non‑contracted or out-of-network providers. Some of our clinics are currently designated as out‑of‑network providers by some of our current commercial payors. For example, United, for which our clinics are out-of-network providers (for most patients), has sought to limit access for all patients receiving charitable premium assistance and to renegotiate commercial reimbursement rates generally. Commercial payors may restructure their benefits to create disincentives for patients to select or remain with out‑of‑network providers. We may determine that it is appropriate to enter into contracts with one or more commercial payors for which our clinics are out-of-network providers even if the reimbursement rates under those contracts are less favorable to us (and possibly materially so) than the reimbursement rates we would charge on an out-of-network basis.

If commercial payors increase the restrictions they impose, our revenues derived from commercial payors could decline. Rates for commercial exchange products and out-of-network providers are on average higher than rates for government products and in-network providers, respectively. In addition, in 2017, a number of commercial payors have incorporated policies into their provider manuals refusing to accept charitable premium assistance from charitable organizations, such as the AKF, which may impact the number of patients who are able to afford commercial insurance coverage, including Medigap policy coverage. Reductions in contracted commercial payor rates or rates received with respect to non-contracted providers, or any measures applied by commercial payors of the type described above, could result in a significant decrease in our overall revenues derived from commercial payors and a material adverse effect on our operating results and cash flows.

Increased government scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition.

Our dialysis operations are subject to extensive federal, state and local government regulations, all of which are subject to change. On August 18, 2016, CMS issued a request for information (the “RFI”) for public comment on concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA plans, including health insurance marketplace plans. The RFI also sought public comment about certain charities that provide assistance to patients seeking to enroll in private insurance coverage. CMS also sent letters to all Medicare-enrolled dialysis facilities and centers, including the Company’s facilities, informing them of this request for information. The Company provided a response to the CMS request for information, which response is publicly available on the U.S. Government’s Regulations.gov website.

On December 13, 2016, HHS issued an interim final rule (“IFR”) that would have required dialysis facilities to make certain disclosures to insurers and patients in connection with ACA plans. The IFR would have required ESRD facilities to disclose to insurers for patients covered by these ACA plans that the facilities are paying for premiums, directly or through a charity, and receive an assurance from the insurer that the insurer will accept such premium payments for the entire year. CMS indicated they will consider prohibiting third-party premium payments if the disclosure requirements do not curtail current perceived abuses.

Under the IFR, dialysis facilities would have been required to provide information on: (1) how the individual marketplace plans will affect patients’ access to costs for the providers and suppliers, services and prescription drugs that are currently within the individual’s healthcare plan; (2) Medicare enrollment and benefits; (3) Medicaid eligibility and benefits for any patients that may be eligible; (4) penalties associated with late enrollment (or re-enrollment) in Medicare Part B or Part D for those that have Part A as well as potential coverage delays or gaps (because there is no special enrollment period for individuals eligible for Medicare based on ESRD diagnosis); and (5) available premium payment options and the nature of the ESRD facility’s contributions to such programs offering premium payment options. ESRD facilities must inform patients regarding the limits of financial assistance available, the reimbursement the facility would receive for each coverage option and whether premium payments are contingent on continued use of dialysis services or use of a particular facility. As noted above, the rule would also have required dialysis facilities to ensure that the health insurance issuers are informed of and have agreed to accept such premium payments for the duration of the plan year.

On January 6, 2017, multiple dialysis providers (not including ARA) and a patient advocacy group (together, the “Plaintiffs”) filed suit seeking a temporary restraining order and a preliminary injunction against HHS blocking implementation of the IFR. The suit alleged that in issuing the IFR, HHS violated the Administrative Procedure Act of 1946 (“APA”). On

January 12, 2017, the United States District Court for the Eastern District of Texas (“District Court”) issued a temporary restraining order, which delayed HHS from implementing the IFR pending a hearing on the preliminary injunction. On January 25, 2017, the District Court granted the Plaintiffs’ motion for a preliminary injunction, enjoining HHS from implementing the IFR. The preliminary injunction will remain in effect until the District Court decides the Plaintiffs’ request for a permanent injunction, the government successfully appeals to the United States Court of Appeals for the Fifth Circuit or the action is mooted by subsequent events. The government elected not to appeal the preliminary injunction. Instead, on June 22, 2017, the government requested a stay of further proceedings, noting to the Court that HHS intends to undertake further rulemaking and to replace the IFR with a new final rule. The Court granted the unopposed motion on June 27, 2017. No such final rule is required to be issued, but if such a rule were issued and survived any potential court challenges, it could have a material adverse impact on the Company.

On January 3, 2017, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting information relating to the Company’s payments to and other interactions with the AKF and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA plans, among other related matters under applicable healthcare laws, for the period from January 1, 2013 through the present. As it has done with the other regulators who have expressed interest in such matters, the Company has cooperated fully with the government and will continue to do so. If the United States Attorney’s Office, District of Massachusetts, were to find violations of any federal criminal or civil laws, our business, financial condition and results of operations could be materially adversely affected. Based on publicly available information, we believe that other dialysis companies also received subpoenas from the United States Attorney’s Office, District of Massachusetts, that may be related to similar matters.

The increased government scrutiny could adversely affect the enrollment of patients at our clinics in ACA plans and other individual commercial plans, and could cause a reduction in our average reimbursement rates. In addition, the Company is unable to predict the contours of any new regulation that CMS has promised to issue following the entry of the preliminary injunction against the government. Such new regulation could adversely affect the Company by, among other things, restricting premium and cost-sharing assistance for patients from charitable organizations such as the AKF, or adopting other changes in the regulatory framework applicable to our dialysis operations. The government could seek to take other adverse action against the Company and other dialysis providers, including seeking to impose civil money penalties.

Effective in November 2016, for patients enrolled in minimum essential Medicaid coverage, we suspended assistance in the application process for charitable premium support from the AKF, following which we observed an adverse change in the mix of patients and treatments in 2017. This change did not affect our provision of assistance in the application process to other patients. However, we note that prior to the 2017 ACA open enrollment period, approximately 2% of our total patients chose to enhance their pre-existing minimum essential Medicaid coverage by electing to enroll in an ACA plan. Before we suspended assistance in the application process for charitable premium support from the AKF, this percentage had been growing. Virtually all of these low-income patients have relied on charitable premium assistance because they were ineligible for federal premium tax credits. Due to the suspension of assistance in the application process for charitable premium support from the AKF, virtually all of our patients with ACA primary insurance coverage and secondary minimum essential Medicaid coverage reverted back to Medicaid-only coverage during 2017.

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

Subsequent to December 31, 2016, the Company received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. If patients are unable to obtain or to continue to receive AKF charitable premium support due to insurance company challenges to covering patients receiving charitable premium support, including those described above under “-If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected”; legislative changes; rules or interpretations issued by HHS limiting such support; or other reasons, the financial impact on our company could be substantially greater than the estimated annual financial impact described above relating to patients previously enrolled in ACA plans and, accordingly, could materially and adversely affect our results of operations.

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

The ACA remains subject to continuing legislative and regulatory scrutiny, including efforts by Congress to repeal the ACA in its entirety, or to repeal, amend and replace a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. In addition, there have been lawsuits filed by various stakeholders pertaining to certain portions of the ACA that may have the effect of modifying or altering various parts of the law. On January 20, 2017, immediately following his inauguration, President Trump issued an Executive Order instructing the Secretary of Health and Human Services and the heads of other agencies that, pending repeal of the ACA, they should waive, defer, grant exemptions from or delay the implementation of any provision or requirement of the ACA that would impose a fiscal burden or cost, fee, tax or penalty on anyone. If the ACA is modified, or if implementation of certain aspects of the ACA is delayed, pursuant to the Executive Order or otherwise, such modification or delay may affect the trading price of our common stock. We are unable to predict the impact of any modification or delay in the implementation of the ACA on us at this time.

We expect that additional federal and state healthcare reform measures will be adopted in the future and cannot predict how employers, private payors or persons buying insurance might react to these changes. Full or partial repeal of the ACA or any future healthcare reform legislation may increase our costs, limit the amounts that federal and state governments and other third party payors will pay for healthcare products and services, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could materially adversely affect our business, results of operations and financial condition.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.1*†	Employment Agreement, dated June 19, 2017, by and between American Renal Associates Holdings, Inc. and Jon Wilcox.

10.2*
Credit Agreement, dated as of June 22, 2017, by and among American Renal Holdings Inc., American Renal Intermediate Company, LLC, the lenders party thereto; SunTrust Bank, as Administrative Agent, Swingline Lender, and L/C Issuer; SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers; Merrill Lynch and Wells Fargo, as Co-Syndication Agents; and Barclays and JPM as Co-Documentation Agents. Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc.

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

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

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

August 8, 2017

(Date)