Form 10-Q
period 2017-09-30
American Renal Associates Holdings, Inc.
filed 2017-11-14
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 13, 2017 there were 31,460,667 shares of the registrant’s Common Stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains certain “forward-looking statements” and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed in “Part I. Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2016, and in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

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

•
changes to the Medicare ESRD program that could affect reimbursement rates and evaluation criteria, as well as changes in Medicaid or other non-Medicare government programs or payment rates, including the ESRD PPS final rule for 2018 issued on October 27, 2017;

•	federal or state healthcare laws that could adversely affect us;

•
our ability to comply with all of the complex federal, state and local government regulations that apply to our business, including those in connection with federal and state anti-kickback laws and state laws prohibiting the corporate practice of medicine or fee-splitting;

•	heightened federal and state investigations and enforcement efforts;

•	the impact of the litigation by affiliates of UnitedHealth Group, Inc., the Department of Justice inquiry, securities litigation and related matters;

•	changes in the availability and cost of erythropoietin-stimulating agents and other pharmaceuticals used in our business;

•	development of new technologies that could decrease the need for dialysis services or decrease our in-center patient population;

•	our ability to timely and accurately bill for our services and meet payor billing requirements;

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

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash	$67,593	$100,916
Accounts receivable, less allowance for doubtful accounts of $7,937 and $8,726, respectively	81,234	81,127
Inventories	4,672	4,676
Prepaid expenses and other current assets	17,133	18,498
Income tax receivable	8,071	5,163
Total current assets	178,703	210,380
Property and equipment, net of accumulated depreciation of $146,057 and $121,242, respectively	166,890	170,118
Intangible assets, net of accumulated amortization of $23,300 and $23,489, respectively	25,488	25,626
Other long-term assets	8,636	6,753
Goodwill	572,702	573,147
Total assets	$952,419	$986,024

Liabilities and Equity
Accounts payable	$33,863	$31,127
Accrued compensation and benefits	31,767	29,103
Accrued expenses and other current liabilities	43,797	45,286
Current portion of long-term debt	44,189	48,274
Total current liabilities	153,616	153,790
Long-term debt, less current portion	514,846	522,058
Income tax receivable agreement payable	11,900	21,200
Other long-term liabilities	15,713	11,670
Deferred tax liabilities	1,110	1,278
Total liabilities	697,185	709,996
Commitments and contingencies (Note 15 and Note 16)
Noncontrolling interests subject to put provisions	110,988	130,365
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 31,314,217 and 30,894,962 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	186	184
Additional paid-in capital	94,158	95,062
Receivable from noncontrolling interests	(484)	(544)
Accumulated deficit	(124,020)	(128,646)
Accumulated other comprehensive loss, net of tax	(1,447)	(100)
Total American Renal Associates Holdings, Inc. deficit	(31,607)	(34,044)
Noncontrolling interests not subject to put provisions	175,853	179,707
Total equity	144,246	145,663
Total liabilities and equity	$952,419	$986,024
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Patient service operating revenues	$189,497	$194,857	$555,731	$555,349
Provision for uncollectible accounts	(1,786)	(1,902)	(5,003)	(4,696)
Net patient service operating revenues	187,711	192,955	550,728	550,653
Operating expenses:
Patient care costs	119,599	116,115	357,959	331,349
General and administrative	22,292	33,359	79,917	86,800
Transaction-related costs (Notes 1 and 10)	—	—	717	2,239
Depreciation and amortization	9,438	8,687	27,894	24,616
Certain legal matters (Note 16)	3,481	4,042	11,714	4,042
Total operating expenses	154,810	162,203	478,201	449,046
Operating income	32,901	30,752	72,527	101,607
Interest expense, net	(7,255)	(7,372)	(22,052)	(28,571)
Loss on early extinguishment of debt	—	—	(526)	(4,708)
Income tax receivable agreement income	3,585	12,565	5,461	4,730
Income before income taxes	29,231	35,945	55,410	73,058
Income tax expense (benefit)	2,559	(101)	(555)	1,413
Net income	26,672	36,046	55,965	71,645
Less: Net income attributable to noncontrolling interests	(18,689)	(23,622)	(51,339)	(64,911)
Net income attributable to American Renal Associates Holdings, Inc.	7,983	12,424	4,626	6,734
Less: Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	5	(1,752)	(13,605)	(13,885)
Net income (loss) attributable to common shareholders	$7,988	$10,672	$(8,979)	$(7,151)

Earnings (loss) per share (Note 13):
Basic	$0.26	$0.35	$(0.29)	$(0.26)
Diluted	$0.24	$0.34	$(0.29)	$(0.26)
Weighted-average number of common shares outstanding
Basic	31,095,418	30,865,350	30,997,218	27,198,297
Diluted	33,833,822	31,436,814	30,997,218	27,198,297
Cash dividends declared per share	$—	$—	$—	$1.30

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$26,672	$36,046	$55,965	$71,645
Unrealized (loss) gain on derivative agreements, net of tax	(27)	100	(1,347)	300
Total comprehensive income	26,645	36,146	54,618	71,945
Less: Comprehensive income attributable to noncontrolling interests	(18,689)	(23,622)	(51,339)	(64,911)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$7,956	$12,524	$3,279	$7,034

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2016	$130,365	30,894,962	$184	$95,062	$(544)	$(128,646)	$(100)	$(34,044)	$179,707
Net income	15,931	—	—	—	—	4,626	—	4,626	35,408
Stock-based compensation	—	—	—	14,762	—	—	—	14,762	—
Exercise of stock options	—	192,297	2	681	—	—	—	683	—
Issuance of restricted stock	—	226,958	—	—	—	—	—	—	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(2,711)	—	—	—	(2,711)	—
Distributions to noncontrolling interests	(17,923)	—	—	—	—	—	—	—	(42,586)
Contributions from noncontrolling interests	1,344	—	—	—	60	—	—	60	2,443
Purchases of noncontrolling interests	(25,317)	—	—	(5,980)	—	—	—	(5,980)	(253)
Sales of noncontrolling interests	32	—	—	34	—	—	—	34	—
Reclassification/other adjustments	(1,134)	—	—	—	—	—	—	—	1,134
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,347)	(1,347)	—
Change in fair value of noncontrolling interests	7,690	—	—	(7,690)	—	—	—	(7,690)	—
Balance at September 30, 2017	$110,988	31,314,217	$186	$94,158	$(484)	$(124,020)	$(1,447)	$(31,607)	$175,853

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)  (dollars in thousands)

	Nine Months Ended September 30,
Operating activities	2017	2016
Net income	$55,965	$71,645
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,894	24,616
Amortization of discounts, fees and deferred financing costs	1,534	2,432
Loss on extinguishment of debt	526	4,708
Stock-based compensation	14,762	23,238
Premium paid for interest rate cap agreements	(1,186)	—
Deferred taxes	730	(8,508)
Income tax receivable agreement income	(5,461)	(4,730)
Payment related to tax receivable agreement	(878)	—
Non-cash charge related to derivative agreements	173	489
Non-cash rent charges	588	1,764
Gain on disposal of assets	(377)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(107)	(334)
Inventories	4	(177)
Prepaid expenses and other current assets	(1,425)	(1,171)
Other assets	(558)	44
Accounts payable	2,736	706
Accrued compensation and benefits	2,664	6,588
Accrued expenses and other liabilities	(212)	20,593
Cash provided by operating activities	97,372	141,903
Investing activities
Purchases of property, equipment and intangible assets	(24,780)	(46,659)
Proceeds from asset sales	1,075	—
Cash paid for acquisitions	—	(4,467)
Cash used in investing activities	(23,705)	(51,126)
Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	—	175,254
Proceeds from issuance of long-term debt	7,401	60,000
Cash paid for debt issuance and other financing costs	(8,542)	(1,350)
Proceeds from term loans, net of deferred financing costs	34,742	54,706
Payments on long-term debt	(48,009)	(266,040)
Dividends and dividend equivalents paid	(8,715)	(30,223)
Proceeds from exercise of stock options	683	—
Common stock repurchases for tax withholdings of net settlement equity awards	—	(356)
Distributions to noncontrolling interests	(60,509)	(66,985)
Contributions from noncontrolling interests	3,847	6,576
Purchases of noncontrolling interests	(27,854)	(8,397)
Proceeds from sales of additional noncontrolling interests	66	199
Cash used in financing activities	(106,890)	(76,616)

(Decrease) increase in cash and restricted cash	(33,223)	14,161
Cash and restricted cash at beginning of period	100,916	90,988
Cash and restricted cash at end of period	$67,693	$105,149

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,571	$11,856
Cash paid for interest	20,111	25,721
Supplemental Disclosure of Non-Cash Financing Activities
Accrued offering expense	—	314
Tax Receivable Agreement	—	23,400
Non-Cash Dividend	—	26,232
Accrued purchases of noncontrolling interests	3,696	—
Liability for accrued dividend equivalent payments	2,711	3,818
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION AND ORGANIZATION

Business

American Renal Associates Holdings, Inc. (“the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of capital stock of American Renal Holdings Inc. All of our operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries (“ARH”).

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of September 30, 2017, the Company owned and operated 217 dialysis clinics treating 15,237 patients in 25 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. Our consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). All significant intercompany balances and transactions of our wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to Note 8 - Variable Interest Entities.

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited consolidated financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.  Prior year balances and amounts have been reclassified to conform to the current year presentation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker as of September 30, 2017, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker is a combination of the Chief Executive Officer and the President. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12,  Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted upon its issuance. The Company does not believe this ASU will have a material impact on its financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. These amendments eliminate Step 2 from the goodwill impairment test. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The guidance is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company will use the simplified test in its fourth quarter testing in 2017. The Company does not believe this ASU will have a material impact on its financial statements.

In August 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230). The objective of this update is to provide additional guidance and reduce diversity in practice when classifying certain transactions within the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted for all organizations. The Company adopted the provisions of ASU 2016-18 as of January 1, 2017 and applied it retrospectively for all periods presented, which did not have a material impact on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting. The ASU identifies areas for simplification involving several aspects of share-based payment transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all organizations, and the Company adopted the provisions of ASU 2016-09 as of July 1, 2016.   Upon early adoption, the Company elected to change its accounting policy to account for forfeitures as they occur.  The change was applied on a modified retrospective basis resulting in an increase to stock compensation expense for the nine months ended September 30, 2016 of $354.  Amendments related to accounting for excess tax benefits have been adopted prospectively, resulting in recognition of excess tax benefits against income tax expenses rather than additional paid-in capital of $225 for the nine months ended September 30, 2016.  Excess tax benefits for share-based payments are included in net operating cash rather than net financing cash, which is consistent with the Company’s current policy.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) – Leases: Amendments to the FASB Accounting Standards Codification. The amendments are expected to increase transparency and comparability by recognizing lease assets and liabilities from lessees on the balance sheet and disclosing key information about leasing arrangements in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all organizations. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. The Company expects a balance sheet extension due to the “on balance sheet” recognition of right of use assets and liabilities for agreed lease payment obligations related to certain leased clinics and buildings which are currently classified as operating leases. The impact on the Company will depend on the contract portfolio at the effective date, as well as the transition method. The Company expects to apply the modified retrospective method after review of the analysis is performed. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements, and is in the process of implementing significant lease accounting systems which will ultimately assist in the application of the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. The FASB has issued additional updates to serve as clarification to the original standard update. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new standard allows for either a full retrospective or a modified retrospective transition method and is effective for fiscal years beginning after December 15, 2017.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The Company has engaged a professional services firm and formed a revenue steering committee to assess the impact from the implementation of ASU 2014-09. The Company has analyzed the impact of the standard by gaining an understanding of our service offerings and differences among potential revenue streams, and reviewing contracts to identify potential differences that may result from applying the requirements of the new standard.  We are continuing to assess the application of the guidance based on the procedures described above.  Based on the procedures performed to date, we do not anticipate a material change in the timing of revenue recognition; however, the Company does anticipate that a majority of its provision for uncollectible accounts will be recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenue. The Company expects to adopt the standard in 2018 using the modified retrospective method. The Company has also made progress on evaluating new disclosure requirements. These preliminary conclusions are subject to change as the Company continues its evaluation.
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

Amendment of Certificate of Incorporation

On April 7, 2016, the Company’s board of directors authorized the amendment of its certificate of incorporation to increase the number of shares that the Company is authorized to issue to 300,000,000 shares of common stock, par value $0.01 per share. In addition, the amendment of the certificate of incorporation authorized the Company to effect a 2.29-for-one stock split of its outstanding common stock. The amendment became effective on April 26, 2016. Accordingly, all common share and per share amounts in these consolidated financial statements have been adjusted to reflect the 2.29-for-one stock split as though it had occurred at the beginning of the initial period presented.

Clinic Loan Assignment and Term Loan Holdings LLC Distribution

We partly finance the de novo clinic development costs of some of our joint venture subsidiaries by providing intercompany term loans and revolving loans through our wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company. As a result of the distribution of membership interests in Term Loan Holdings, the balance of such assigned clinic loans is reflected on our consolidated balance sheet beginning in the current reporting period. The balance of such assigned clinic loans was $12,640 as of September 30, 2017. Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture. We guaranteed $6,675 of such assigned clinic loans as of September 30, 2017.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the Income Tax Receivable Agreement (“TRA”) for the benefit of our pre-IPO stockholders, including Centerbridge and our executive officers. The TRA provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of September 30, 2017, the Company’s total liability under the TRA is estimated to be $15,774, of which $3,875 is included as a component of other accrued expenses on the consolidated balance sheet. For the nine months ended September 30, 2017, the Company has paid $878 of this amount.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of September 30, 2017 the Company has made payments equal to $1.30 per share, or $4,998 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,870.

In connection with the Term Loan Holdings Distribution, as described above, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments, of which $2,521 was paid to vested option holders as of September 30, 2017 and an immaterial amount is payable to unvested option holders only if such unvested options become vested. Options were also equitably adjusted for the TRA, as described above. Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

In connection with these dividends, equitable adjustments are required by the terms of some of our equity incentive plans and for other plans were modified at the discretion of our board of directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $11,732 in incremental compensation expense during the nine months ended September 30, 2017.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

September 30, 2017
Cash	$67,593
Restricted cash included in prepaid expenses and other current assets	100
Total cash and restricted cash shown in the statement of cash flows	$67,693

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

5. GOODWILL

Changes in goodwill were as follows:

Balance at January 1, 2017	$573,147
Acquisitions	—
Divestitures	(445)
Balance at September 30, 2017	$572,702

6. FAIR VALUE MEASUREMENTS

The Company’s interest rate swap and interest rate cap agreements, TRA and noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at September 30, 2017.

Noncontrolling interests subject to put provisions—See Note 9 - Noncontrolling Interests Subject to Put Provisions for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Derivative agreements—See Note 10 - Debt for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Tax Receivable Agreement—The fair value of the TRA relied upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Income tax receivable agreement

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

income or expense in the Company’s Consolidated Statements of Operations.  The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised.  Changes in assumptions based on future events, including the price of our common stock, will impact the fair value for the TRA.  See Note 2 - Initial Public Offering for further discussion of the TRA.

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the nine months ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$18	$—	$18	$—
Interest rate derivative agreements (included in Other long-term assets)	281	—	281	—
Total Assets	$299	$—	$299	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$11,900	$—	$—	$11,900
Interest rate swap agreement (included in Other long-term liabilities)	1,525	—	1,525	—
Total Liabilities	$13,425	$—	$1,525	$11,900
Temporary Equity
Noncontrolling interests subject to put provisions	$110,988	$—	$—	$110,988

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Prepaid expenses and other current assets)	$7	$—	$7	$—
Liabilities
Tax Receivable Agreement Liability	$21,200	$—	$—	$21,200
Temporary Equity
Noncontrolling interests subject to put provisions	$130,365	$—	$—	$130,365

The following table provides the fair value rollforward for the nine months ended September 30, 2017 for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2016	$21,200
Options exercised and dividend equivalent payment vesting	(3,839)
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement income	(5,461)
Balance at September 30, 2017	$11,900

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans at $437,254 as of September 30, 2017 as compared to the carrying amount of $438,900. The Company

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

estimates the fair value of the first lien term loans approximates the carrying value at $433,758 as of December 31, 2016.  See Note 2 - Initial Public Offering for a discussion of the Company’s repayment of the second lien term loans.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	September 30, 2017	December 31, 2016
Accrued compensation	$18,951	$18,077
Accrued vacation pay	12,816	11,026
	$31,767	$29,103

Accrued expenses and other current liabilities consist of the following:

	September 30, 2017	December 31, 2016
Payor refunds and retractions	$30,694	$32,902
Accrued purchases of noncontrolling interests	1,848	—
Tax receivable agreement liability	3,875	914
Dividend equivalent payments	157	6,438
Other	7,223	5,032
	$43,797	$45,286

8. VARIABLE INTEREST ENTITIES

The Company relies on the operating activities of certain entities for which it does not have the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (“VIEs”).

Under U.S. generally accepted accounting principles, VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses.

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

The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations. As of September 30, 2017, these consolidated financial statements include total assets of VIEs of $14,994 and total liabilities of VIEs of $11,365.

Term Loan Holdings

The Company has determined that we are not the primary beneficiary under VIE accounting guidance for Term Loan Holdings, as discussed in Note 2 - Initial Public Offering.  Based on our involvement with Term Loan Holdings, we do not have

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in our consolidated financials.  The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion.  The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which we guarantee.  See Note 14 - Related Party Transactions.

9. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved, which could accelerate time-based vesting. The Company has evaluated the applicable terms and determined the put provisions are not mandatorily redeemable. Some of these puts accelerated as a result of the Company’s IPO, of which some were exercised during the nine months ended September 30, 2017. If the remaining unexercised put provisions are exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (14.00% - 19.50%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate, and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

	September 30, 2017	December 31, 2016
Redemption value	$12,211	$24,239
Estimated fair values for accounting purposes	5,221	16,835
Difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	$6,990	$7,404

	September 30, 2017	December 31, 2016
Noncontrolling interest subject to put provisions - estimated fair values	$103,998	$122,961
Difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	6,990	7,404
Noncontrolling interests subject to put provisions - maximum redemption value	$110,988	$130,365

	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
Change in estimated fair values for accounting purposes	$(5,915)	$13,536
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	13,605	7,404
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$7,690	$20,940

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

10. DEBT

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
2017 Credit Agreement and First Lien Credit Agreement	$438,900	$433,758
Term Loans (1)	122,337	118,503
Lines of Credit	4,925	19,360
Other	2,737	3,041
	568,899	574,662
Less: discounts and fees, net of accumulated amortization	(9,864)	(4,330)
Less: current maturities	(44,189)	(48,274)
	$514,846	$522,058
_____________________________
(1)    Includes assigned clinic loans

Scheduled maturities of long-term debt as of September 30, 2017 are as follows:

2017 (remainder)	$15,181
2018	38,709
2019	36,635
2020	26,576
2021	19,112
Thereafter	432,686
$568,899

During the nine months ended September 30, 2017, the Company made mandatory principal payments of $2,259 under the First Lien Credit Agreement and the 2017 Credit Agreement.

As of September 30, 2017, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our 2017 Credit Agreement.

Repayment of First Lien Credit Agreement and 2017 Credit Agreement

On June 22, 2017, the Company entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under the Company's existing First Lien Credit Agreement. The 2017 Credit Agreement provides the Company with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 and (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase. The Company borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay the outstanding balances under the First Lien Credit Agreement and to pay a portion of the transaction costs and expenses. The 2017 Revolving Credit Facility matures in June 2022 and the 2017 Term B Loan Facility matures in June 2024. The maturity date of each of the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility is subject to extension with lender consent according to the terms of the 2017 Credit Agreement.

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

The Company is required to make amortization payments on the term B loans under the 2017 Term B Loan Facility in equal quarterly installments of $1,100. As of September 30, 2017, interest payable quarterly was 4.49% per annum.

Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, the ABR Rate or LIBOR, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of the Company and its restricted subsidiaries. The initial rate under the 2017 Credit Agreement as of June 30, 2017 was LIBOR plus 2.50%. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of the Company and its restricted subsidiaries, and as of September 30, 2017, the fee was 0.50%.
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

Interest Rate Swap Agreements

In May 2013, the Company entered into two interest rate swap agreements (the ‘‘2013 Swaps’’) with notional amounts totaling $320,000, as a means of fixing the floating interest rate component on $400,000 of its variable-rate debt under its previously outstanding Term B Loan. The 2013 Swaps were designated as a cash flow hedge, and terminated on March 31, 2017.

In March 2017, the Company entered into a forward starting interest rate swap agreement (the “2017 Swap”) with a notional amount of $133,000, as a means of fixing the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility, with an effective date of March 31, 2018. The 2017 Swap is designated as a cash flow hedge, with a termination date of March 31, 2021.

As a result of the application of hedge accounting treatment, to the extent the 2013 Swaps and 2017 Swap are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings, and to the extent the swaps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. The Company does not use derivative instruments for trading or speculative purposes.

During the nine months ended September 30, 2017, amounts previously recorded in accumulated other comprehensive loss related to the 2013 Swaps, totaling $501, have been reclassified into earnings over the term of the previously hedged

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

borrowing using the swaplet method.  The Company reclassified $100 previously recorded in accumulated other comprehensive loss into interest expense during the nine months ended September 30, 2017. The 2013 Swaps matured on March 31, 2017.

Interest Rate Cap Agreements

In March 2017, the Company entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable‑rate debt under the 2017 Term B Loan Facility. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Caps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. The Company does not use derivative instruments for trading or speculative purposes.

As more fully described within Note 6 - Fair Value Measurements, the Company uses a three‑level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the interest rate swap agreements and Caps are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swaps would be materially different from the fair values currently reported.

11. INCOME TAXES

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

The Company’s effective income tax rate for the three months ended September 30, 2017 and 2016 was 8.8% and (0.3)%, respectively, and (1.0)% and 1.9% for the nine months ended September 30, 2017 and 2016, respectively. These rates differ from the federal statutory rate of 35% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from our joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance recorded on a discrete basis, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes.

The Company has established a $730 valuation allowance for its charitable contributions that are expiring in 2017 and 2018. The Company believes that future taxable income levels would be sufficient to realize the tax benefits and has not established any additional valuation on the remaining deferred tax assets.  Should the Company determine that future realization of these tax benefits is not more likely than not, a valuation allowance would be established, which would increase our tax provision in the period of such determination.

12. STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2017 and 2016, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Patient care costs	$127	$2,040	$2,620	$3,713
General and administrative	904	10,633	12,142	19,538
Total stock-based compensation before tax	$1,031	$12,673	$14,762	$23,251
Income tax benefit	(412)	(5,069)	(5,905)	(9,300)

As of September 30, 2017, the Company has 5,805,845 options outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of September 30, 2017, options to purchase an aggregate of 3,254,195 shares of common stock are available for future grants under the 2016 Plan.

The assumptions used for options granted to acquire common stock and the fair value at the date of grant under the 2016 Plan are noted in the following table:

Nine Months Ended September 30, 2017
Expected volatility	30.00%
Weighted average expected term in years	6.00
Weighted average risk-free interest rate	1.92 - 2.26%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$5.77

Information concerning options activity under the 2016 Plan for options to acquire common stock is summarized as follows:

	Nine Months Ended September 30, 2017
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	318,877	$21.90
Granted (1)	517,984	17.23
Forfeited	(40,953)	20.15
Outstanding, end of period	795,908	$18.95
Options vested and expected to vest, end of period	795,908	$18.95
Options exercisable, end of period	58,338	$22.65
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

During the nine months ended September 30, 2017, the Company granted 227,821 restricted stock awards to employees and directors, respectively, at a weighted average grant date fair value of $17.38. These restricted stock awards vest over a weighted average period of 1.5 years from grant date.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

As of September 30, 2017, a total of 201,654 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $2,624 to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 1.26 years.

A summary of restricted stock award activity is as follows:

	Nine Months Ended September 30, 2017
	Number Outstanding	Weighted-Average Grant Date Fair Value per Award
Balance at December 31, 2016	—	—
Granted	227,821	$17.38
Vested	(25,304)	$17.39
Forfeited	(863)	$17.39
Balance at September 30, 2017	201,654	$17.38

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the redemption value and estimated fair values of contractual noncontrolling interest put provisions, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic
Net income attributable to American Renal Associates Holdings, Inc.	$7,983	$12,424	$4,626	$6,734
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	5	(1,752)	(13,605)	(13,885)
Net income (loss) attributable to common shareholders for basic earnings per share calculation	$7,988	$10,672	$(8,979)	$(7,151)
Weighted-average common shares outstanding used to calculate basic net loss per share	31,095,418	30,865,350	30,997,218	27,198,297
Earnings (loss) per share, basic	$0.26	$0.35	$(0.29)	$(0.26)
Diluted
Net income attributable to American Renal Associates Holdings, Inc.	$7,983	$12,424	$4,626	$6,734
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	5	(1,752)	(13,605)	(13,885)
Net income (loss) attributable to common shareholders for diluted earnings per share calculation	$7,988	$10,672	$(8,979)	$(7,151)
Weighted-average common shares outstanding, basic	31,095,418	30,865,350	30,997,218	27,198,297
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	2,536,750	571,464	—	—
Effect of unvested restricted stock	201,654	—	—	—
Weighted-average common shares outstanding used to calculate diluted net income (loss) per share	33,833,822	31,436,814	30,997,218	27,198,297
Earnings (loss) per share, diluted	$0.24	$0.34	$(0.29)	$(0.26)
Outstanding options excluded as impact would be anti-dilutive	1,357,957	338,538	1,988,257	336,935

14. RELATED PARTY TRANSACTIONS

Term Loan Holdings

In 2016, the Company transferred substantially all of the assigned clinic loans provided to our joint venture subsidiaries to Term Loan Holdings, as described in Note 2 - Initial Public Offering and Note 8 - Variable Interest Entities. A Centerbridge entity, which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of our directors and executive officers own economic interests in Term Loan Holdings.  As of September 30, 2017, such assigned clinic loans aggregated $12,640, had maturities ranging from October 2017 to July 2020, with a weighted average maturity of approximately 2.00 years (September 2019), and interest rates ranging from 3.46% to 8.08%, with a weighted average interest rate of 5.09%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings.  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the three and nine months ended September 30, 2017 is immaterial. Each assigned clinic loan is guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  Our maximum potential liability for future payments, not including interest, is $12,640, of which we guaranteed $6,675 as of September 30, 2017.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

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

Transaction Fee and Advisory Services Agreement

The Company entered into a transaction fee and advisory services agreement, dated as of May 7, 2010 (the “Advisory Services Agreement”), with Centerbridge Advisors, LLC (together with its affiliates, “Centerbridge”). Under the Advisory Services Agreement, Centerbridge agreed to provide certain investment banking, management, consulting, and financing planning services on an ongoing basis. In consideration for these services, the Company paid Centerbridge an annual advisory services fee (payable quarterly) equal to the greater of (i) an amount equal to the greater of (x) $550 or (y) the advisory services fee of the previous fiscal year or (ii) an amount equal to 1.25% of EBITDA (as defined in the agreement), minus a personnel expense deduction, if applicable. The Company recorded $0 of expense related to this agreement during the three months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded $0 and $537 of expense related to this agreement, respectively. Centerbridge was also entitled to receive an additional fee equal to 1% of the enterprise value and/or aggregate value, as applicable, for any fundamental or significant transactions, both as defined in the Advisory Services Agreement, in which Centerbridge is involved.  In connection with the IPO, the Advisory Services Agreement was terminated as of April 26, 2016 (other than the expense reimbursement and indemnification provisions).

Due from Related Party

In 2016, the Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide for various facility buildouts. The total amount of initial financing was $1,044. As of September 30, 2017 the loans had an interest rate of 6% with maturities ranging from March 2026 through August 2031. Fixed principal and interest payments with respect to such loans are payable monthly. As of September 30, 2017, the remaining balance to be paid to the Company was $972.

Software Services

Kinetic, a company from which the Company licenses software relating to electronic medical record solutions, is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $259 and $252 during the nine months ended September 30, 2017 and 2016, respectively.

15. COMMITMENTS AND CONTINGENCIES

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Litigation

The Company and its subsidiaries are defendants in various legal actions in the normal course of business. In the opinion of the Company’s management, based in part on the advice of outside counsel, the resolution of these matters will not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 16 - Certain Legal Matters.

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

Impact from Hurricane Harvey and Hurricane Irma
The Company currently operates 40 clinics in Florida, 17 clinics in Georgia and 22 clinics in Texas.  Due to severe weather conditions in connection with Hurricanes Harvey and Irma in August and September 2017, many of the clinics and employees located in Florida, Georgia and Texas were adversely impacted. The Company has assessed the extent of damage and expected insurance proceeds and determined that the impact on the Company’s financial condition and result of operations will not be material.
16. CERTAIN LEGAL MATTERS

As previously disclosed, ARA and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida (the “Court”) on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC (“ARM”) as a defendant. On March 13, 2017, the Court granted leave to amend, and United filed its second amended complaint on the same day. On May 8, 2017, the Court granted ARA's motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM. ARA OpCo and ARM moved to dismiss the second amendment complaint on March 27, 2017. The Court held a hearing on ARA OpCo and ARM's motions to dismiss the second amended complaint on June 23, 2017. The second amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund (“AKF”). The second amended complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company has moved to dismiss the second amended complaint in full and is vigorously defending itself in this legal matter. Jurisdictional discovery was completed and merits discovery has commenced. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints asserted federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and, in addition, the complaint filed in the United States District Court for the Southern District of New York asserted claims under Sections 11 and 15 of the Securities Act. The complaints alleged that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints sought unspecified damages on behalf of the individuals or entities that

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  On November 30, 2016, Lead Plaintiff was appointed for the putative shareholder class action complaint pending in the United States District Court for the District of Massachusetts, captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., No. 16-cv-11797 (the “Esposito Action”).  On February 1, 2017, Lead Plaintiff in the Esposito Action filed an amended complaint against the Company, certain former and current officers and directors of the Company, Centerbridge Capital Partners L.P., and certain of the underwriters in our initial public offering. The amended complaint asserts federal securities laws claims under Securities Act Sections 11 and 15, as well as Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5. On May 18, 2017, the Company filed a motion to dismiss the amended complaint. On July 17, 2017, Lead Plaintiff filed a consolidated opposition to the motions to dismiss. On August 16, 2017, the Company filed a reply brief in further support of its motion to dismiss. The Company intends to vigorously defend itself against these claims.
In addition, the Company received a demand letter, dated January 27, 2017, from Stephen Bushansky, a shareholder, relating to the subject matter covered by the United complaint and the class action complaints described above. By letter dated May 8, 2017, attorneys for the shareholder were informed that the board of directors had determined not to pursue potential claims against individuals as set forth in the demand letter. On May 23, 2017, the board of directors received further correspondence from the shareholder requesting additional information concerning the board's determination not to pursue potential claims against individuals. On June 6, 2017, the board sent a response letter to the shareholder declining to provide additional information. On October 25, 2017, Mr. Bushansky filed a derivative lawsuit purportedly on behalf of us against the members of our board of directors. The lawsuit was filed in the United States District Court for the District of Massachusetts. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, gross mismanagement, unjust enrichment and indemnification based on, generally, the subject matter covered by the United complaint and related class action complaints, alleged misstatements and omissions in the Company’s 2017 proxy statement, and the board of directors’ conduct in responding to the January 2017 demand letter. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, reforms to the Company’s compliance, internal control systems and corporate governance practices and procedures, restitution, disgorgement, and costs and attorney’s fees.
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
17. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company's ownership interest on the Company's equity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income attributable to American Renal Holdings Associates, Inc.	$7,983	$12,424	$4,626	$6,734
Increase in paid-in capital for the sales of noncontrolling interest	34	27	34	86
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	—	(7,464)	(5,980)	(7,680)
Net transfers to/from noncontrolling interests	34	(7,437)	(5,946)	(7,594)
Net income attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$8,017	$4,987	$(1,320)	$(860)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Unless otherwise indicated or the context otherwise requires, references in this Form 10-Q  to “we,” “our,” “us”  and the “Company” and similar terms refer to American Renal Associates Holdings, Inc. and its consolidated entities taken together as a whole, except where these terms refer to providers of dialysis services, in which case they refer to our dialysis clinic joint ventures, in which we have a controlling interest and our physician partners have the noncontrolling interest, or to the dialysis facilities owned by such joint venture companies, as applicable. References to “ARA” refer to American Renal Associates Holdings, Inc. and not any of its consolidated entities. References to “ARH” refer to American Renal Holdings Inc., an indirect wholly owned subsidiary of ARA.

Executive Overview

We are the largest dialysis services provider in the United States focused exclusively on joint venture partnerships with physicians. We provide high-quality patient care and clinical outcomes through physicians, who specialize in treating patients suffering from end stage renal disease (“ESRD”), known as nephrologists. Our core values create a culture of clinical autonomy and operational accountability for our physician partners and staff members. We believe our joint venture model has helped us become one of the fastest-growing national dialysis services platforms, in terms of the growth rate of our non-acquired treatments since 2012.

We derive our patient service operating revenues from providing outpatient and inpatient dialysis treatments. The sources of these patient service operating revenues are principally government-based programs, including Medicare and Medicaid plans, as well as commercial insurance plans. Substantially all of our payors (both government-based and commercial) have moved toward a bundled payment system of reimbursement, with a single lump-sum per treatment covering not only the dialysis treatment itself but also the ancillary items and services provided to a patient during the treatment, such as laboratory services and pharmaceuticals.

We operate our clinics exclusively through our joint venture (“JV”) model, in which we share the ownership and operational responsibility of our dialysis clinics with our nephrologist partners and other joint venture partners, while the providers of the majority of dialysis services in the United States operate through a combination of wholly owned subsidiaries and joint ventures. Each of our clinics is maintained as a separate joint venture in which generally we have the controlling interest and our nephrologist partners and other joint venture partners have a noncontrolling interest. We believe that our exclusive focus on a JV model makes us well-positioned to increase our market share by attracting nephrologists who are not only interested in our service platform but also want greater clinical autonomy and a potential return on capital investment associated with ownership of a noncontrolling interest in a dialysis clinic. We believe our JV model best aligns our interests with those of our nephrologist partners and their patients. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a vested stake in the quality, reputation and performance of the clinics. We believe that this enhances patient and staff satisfaction and retention, clinical outcomes, patient growth, and operational and financial performance.

On April 26, 2016, we completed the initial public offering (the “IPO”) of 8,625,000 shares of the common stock, par value $0.01 per share (the “Common Stock”), of the Company, for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts).

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in December 2000. As of September 30, 2017, we had developed 168 de novo clinics and 49 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
De novo clinics (1)	1	5	6	13
Acquired clinics (2)	—	1	—	2
Sold or merged clinics (3)	(1)	—	(3)	—
Total net new clinics	—	6	3	15
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.3 to $2.0 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended September 30, 2017 and September 30, 2016 our development capital expenditures were $9.2 million and $9.7 million, respectively, representing 4.9% and 5.0% of our net patient service operating revenues, respectively.

Our results of operations have been and will continue to be materially affected by the timing and number of openings, the timing of certifications of de novo clinic openings and the amount of de novo clinic opening costs incurred. In particular, our patient care costs on an absolute basis and as a percentage of our patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. We consider a de novo clinic to be a “start-up clinic” until the first month it generates positive clinic-level EBITDA. We typically achieve positive clinic-level monthly EBITDA within, on average, six months after the first treatment at a clinic. However, approximately 24% of our de novo clinics have exceeded six months from first treatment to positive clinic-level monthly EBITDA, with these clinics averaging approximately 12 months to positive clinic-level monthly EBITDA. Clinic-level EBITDA differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis.

Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2017	3	2	1	—	6
2016	2	6	5	7	20
2015	1	5	6	4	16
2014	2	4	3	6	15
2013	1	3	2	11	17
Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2012 to September 30, 2017, we added 180 dialysis stations to our existing clinics, representing the equivalent of nearly eleven de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Source of Treatment Growth:	2017	2016	2017	2016
Non-acquired treatment growth(1)	6.8%	10.2%	8.6%	11.8%
Acquired treatment growth(2)	—%	1.2%	—%	0.9%
Total treatment growth	6.8%	11.4%	8.6%	12.7%
_____________________________

(1)
Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.

(2)	Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD program's bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. During the years ending December 31, 2014, 2015 and 2016, the Medicare ESRD PPS payment rates for our clinics were approximately $248, $247 and $247, respectively, per treatment. The ESRD PPS final rule for 2017, released on October 28, 2016, increased the base rate from $230.39 to $231.55. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2018 was released on October 27, 2017 by CMS (the “2018 Final Rule”). The 2018 Final Rule includes a base rate of $232.37, representing a $0.82 increase from the 2017 base rate of $231.55. CMS has estimated that the 2018 Final Rule will result in an overall increase of payments to ESRD facilities of 0.5%.

Medicare payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients. As a result, our ability to generate operating income is substantially dependent on revenues derived from commercial payors, which typically pay us either negotiated payment rates or a discount to our usual and customary fee schedule. Many commercial insurance programs have been moving towards a bundled payment system, which may not reimburse us for all of our operating costs, such as the cost of erythropoietin-stimulating agents (“ESAs”) and other pharmaceuticals.

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Source of Revenues:	2017	2016	2017	2016
Government-based and other(1)	63.9%	54.7%	63.4%	55.6%
Commercial and other(2)	36.1%	45.3%	36.6%	44.4%
	100.0%	100.0%	100.0%	100.0%
_____________________________

(1)
Principally Medicare and Medicaid and also includes hospitals and patient pay, which we refer to collectively as “Government-based and other”.  “Patient pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

(2)	Principally commercial insurance companies and also includes the Department of Veterans Affairs (the “VA”), which we refer to collectively as “Commercial and other”.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor.  For the three years and one year ended December 31, 2016, commercial payors and others, including the VA, accounted for an average of approximately 14.6% and 16.8% of the treatments we performed, respectively. The change in the mix of patients and treatments between the three-year average and the year ended December 31, 2016 was largely driven by enrollment in Affordable Care Act (“ACA”) - compliant plans (“ACA Plans”), both on-exchange and off-exchange. For the year ended December 31, 2016, we derived approximately 9% of patient service operating revenues from ACA Plans, both on-exchange and off-exchange, and these ACA plans were the source of reimbursement for approximately 4% of the treatments performed. During the nine months ended September 30, 2017, we have experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2016, due primarily to a decline in ACA plans, as discussed below. In addition, for the year ended December 31, 2016, the percentage of treatments accounted for by commercial payors and others, including the VA, but not including ACA Plans, was 12.9%. For the nine months ended September 30, 2017, the percentage of treatments accounted for by commercial payors and others, including the VA, but not including ACA Plans, was approximately 1% below the percentage for the year ended December 31, 2016, and we expect it to remain lower.

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
As previously disclosed, the total estimated annual financial impact associated with a more restrictive environment for patients previously enrolled in ACA plans and enrolled in the Medicaid program who also relied on charitable premium assistance is expected to be $25 million in 2017. In arriving at this estimate, we included the anticipated effect on our results of operations of the decline in our patient service operating revenues due to patients who reverted to Medicaid-only coverage during 2017, as well as the anticipated effect of a decline in patient service operating revenues from patients who were not enrolled in Medicaid but who received lower or no charitable premium assistance during 2017. This estimate is based on our patient population enrolled in ACA plans and other factors as of December 31, 2016 and takes our weighted average dialysis facility ownership into account. Based on management’s expectations, we believe the full financial impact is likely to be realized during 2017 and will, accordingly, adversely affect our results of operations for this period.
Subsequent to December 31, 2016, the Company received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations.  In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. If patients are unable to obtain or to continue to receive AKF charitable premium support due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations issued by HHS limiting such support or other reasons, the financial impact on our company could be substantially greater than the estimated annual financial impact described above relating to patients previously enrolled in ACA plans and, accordingly, could materially and adversely affect our results of operations. See “Part II. Item 1A. Risk Factors—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” in this Form 10-Q and “Part II. Item 1A. Risk Factors—Increased government scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition” in our Form 10-Q for the period ended June 30, 2017.
We believe that 2017 will continue to be challenging due to the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF. We also believe that pressure on commercial mix and commercial rates due to more restrictive health plan benefit design will continue to create additional challenges. In addition, the efforts by the current Administration and Congress have caused the future state of the exchanges and other ACA reforms to be less certain.  We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Part II, Item 1A. Risk Factors—If the rates paid by commercial payors decline, our operating results and cash flow would be adversely affected” in our Form 10-Q for the period ended June 30, 2017.
Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs.

The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESAs such as Aranesp®, EPOGEN® (“EPO”) and Mircera®, and medical supplies. The Company has entered into a rebate agreement with Amgen Inc. (“Amgen”) for Aranesp and EPO, which, under certain circumstances, limits the supplier’s ability to increase the net price it charges the Company, and requires certain volume commitments by the Company, for these drugs through December 31, 2018. In September 2017, the Company entered into a purchase agreement with Vifor International AG (“Vifor”) that expires on December 31, 2022, pursuant to which it will provide our clinics with Mircera. The use of Mircera by our clinics could potentially reduce our ESA cost per treatment. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Part II. Item 1A. Risk Factors-“Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and -“If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected.”

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

Impact from Hurricane Harvey and Hurricane Irma
The Company currently operates 40 clinics in Florida, 17 clinics in Georgia and 22 clinics in Texas.  Due to severe weather conditions in connection with Hurricanes Harvey and Irma in August and September 2017, many of the clinics and employees located in Florida, Georgia and Texas were adversely impacted. The Company has assessed the extent of damage and expected insurance proceeds and determined that the impact on the Company’s financial condition and result of operations will not be material.

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

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of unrecognized non-cash compensation costs increased by approximately $38.9 million (the “Modification Expense”). The Modification Expense was recognized over a period of approximately 12 months from the date of the IPO.

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

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our IPO price, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability will be recognized in our statement of operations as Income tax receivable agreement income (expense) in future periods. See “Note 6 - Fair Value Measurements” of the notes to the consolidated financial statements.

FTC Decision and Order

We were subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission, which expired on October 17, 2017. The Decision and Order was entered in 2007 following a nonpublic investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibited us for a period of ten years through October 17, 2017, without prior notice to the Federal Trade Commission from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick. These prohibitions were subject to a number of exceptions that permitted us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied with the terms of the Decision and Order, and on September 28, 2017 we submitted our final annual compliance report to the Federal Trade Commission.

Key Performance Indicators

We use a variety of financial and other information to evaluate our financial condition and operating performance. Some of this information is financial information that is prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), while other financial information, such as Adjusted EBITDA and Adjusted EBITDA-NCI, is not prepared in accordance with GAAP. The following table presents certain operating data, which we monitor as key performance indicators, for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Data and Other Non-GAAP Financial Data:	2017	2016	2017	2016
Number of clinics (as of end of period)	217	207	217	207
Number of de novo clinics opened (during period)	1	5	6	13
Patients (as of end of period)	15,237	14,166	15,237	14,166
Number of treatments	551,258	516,043	1,625,227	1,497,077
Non-acquired treatment growth	6.8%	10.2%	8.6%	11.8%
Patient service operating revenues per treatment	$344	$378	$342	$371
Patient care costs per treatment	$217	$225	$220	$221
Adjusted patient care costs per treatment (1)	$217	$221	$219	$219
General and administrative expenses per treatment	$40	$65	$49	$58
Adjusted general and administrative expenses per treatment (2)	$40	$45	$43	$46
Provision for uncollectible accounts per treatment	$3	$4	$3	$3
Adjusted EBITDA (including noncontrolling interests) (3)	$46,838	$56,154	$128,306	$156,292
Adjusted EBITDA-NCI (3)	$28,149	$32,532	$76,967	$91,381
_____________________________

(1)
Adjusted patient care costs per treatment excludes $2.2 million of Modification Expense during the nine months ended September 30, 2017, and $1.9 million and $3.3 million of Modification Expense during the three and nine months ended September 30, 2016. Additionally, the nine months ended September 30, 2017 exclude $0.1 million severance expense and $0.5 million gain on sale of assets. Additionally the nine months ended September 30, 2016 exclude $0.1 million of stock compensation expense as a result of early adoption of ASU 2016-09, as it relates to the modified options.

(2)
Adjusted general and administrative expenses per treatment excludes $9.5 million of Modification Expense during the nine months ended September 30, 2017, and $10.3 million and $18.3 million of Modification Expense during the three and nine months ended September 30, 2016. Additionally, the nine months ended September 30, 2017 excludes $0.8 million severance expense. Additionally, the nine months ended September 30, 2016 excludes $0.3 million of stock compensation expense as a result of early adoption of ASU 2016-09, as it relates to the modified options.

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

Non-GAAP Financial Measures

This quarterly report on Form 10-Q makes reference to certain non-GAAP measures.  These non-GAAP measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest GAAP measure. These measures are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of the Company’s financial information reported under GAAP. We use non-GAAP measures, such as Adjusted EBITDA and Adjusted EBITDA-NCI, to provide investors with a supplemental measure of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures.

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

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net Income	$26,672	$36,046	$55,965	$71,645
Add:
Interest expense, net	7,255	7,372	22,052	28,571
Income tax expense (benefit)	2,559	(101)	(555)	1,413
Depreciation and amortization	9,438	8,687	27,894	24,616
Transaction-related costs (a)	—	—	717	2,239
Loss on early extinguishment of debt (b)	—	—	526	4,708
Income tax receivable agreement income (c)	(3,585)	(12,565)	(5,461)	(4,730)
Certain legal matters (d)	3,481	4,042	11,714	4,042
Executive and management severance costs (e)	—	—	917	—
Stock-based compensation and related payroll taxes	1,054	12,673	15,090	23,251
Gain on sale of assets (f)	(36)	—	(553)	—
Management fees (g)	—	—	—	537
Adjusted EBITDA (including noncontrolling interests)	46,838	56,154	128,306	156,292
Less: Net income attributable to noncontrolling interests	(18,689)	(23,622)	(51,339)	(64,911)
Adjusted EBITDA –NCI	$28,149	$32,532	$76,967	$91,381
_____________________________

(a)
Represents costs related to debt refinancing and other transactions at the time of the IPO and the 2017 refinancing described below. See “Note 2 - Initial Public Offering” and “Note 10 - Debt” of the notes to the consolidated financial statements.

(b)	Represents costs related to debt refinancing. See “Note 2 - Initial Public Offering” and “Note 10 - Debt” of the notes to the consolidated financial statements.

(c)
Represents income associated with the change in fair value of the TRA liability. See “—Components of Earnings—Interest and Taxes” and  “Note 6 - Fair Value Measurements” of the notes to the consolidated financial statements.

(d)
Represents costs related to the specific legal and regulatory matters described in “Part II. Item 1. Legal Proceedings” and “Note 16 - Certain Legal Matters” of the notes to the consolidated financial statements.

(e)	Represents executive and management severance costs.

(f)	Represents sale of clinic assets.

(g)
Represents management fees paid to Centerbridge prior to the termination of our Advisory Services Agreement in connection with our IPO. See “Note 14 - Related Party Transactions” of the notes to the consolidated financial statements.

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

Contractual allowances, along with provisions for uncollectible amounts, are estimated based upon contractual terms, regulatory compliance and historical collection experience. Net revenue recognition and allowances for uncollectible billings require the use of estimates of the amounts that will actually be realized. Changes in estimates are reflected in the then-current financial statements based on ongoing actual experience trends, or subsequent settlements and realizations depending on the nature and predictability of the estimates and contingencies.

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

Transaction-related costs. Transaction-related costs represent costs associated with our debt refinancings and IPO related transactions.  These costs include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives.

Certain legal matters.  Certain legal matters cost includes professional fees and other expenses associated with our handling of, and response to, the UnitedHealth Group litigation, the now-concluded SEC inquiry, the CMS request for information, the securities litigation, the subpoena from the United States Attorney's Office, District of Massachusetts, and our internal review and analysis of factual and legal issues relating to the aforementioned matters. See "Part II. Item 1. Legal Proceedings.”

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities.  Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “– Contractual Obligations and Commitments – Put Obligations”. The net income attributable to owners of our consolidated entities, other than us, is classified within the line item Net income attributable to noncontrolling interests. See also “Management's Discussion and Analysis of Financial Conditions and Results of Operations—Critical Accounting Policies and Estimates—Noncontrolling Interests” in the Company's annual report on Form 10-K and “Note 9 - Noncontrolling Interests Subject to Put Provisions” of the notes to the consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended September 30,		Increase (Decrease)
				Percentage
	2017	2016	Amount	Change
Patient service operating revenues	$189,497	$194,857	$(5,360)	(2.8)%
Provision for uncollectible accounts	(1,786)	(1,902)	116	(6.1)%
Net patient service operating revenues	187,711	192,955	(5,244)	(2.7)%
Operating expenses:
Patient care costs	119,599	116,115	3,484	3.0%
General and administrative	22,292	33,359	(11,067)	(33.2)%
Depreciation and amortization	9,438	8,687	751	8.6%
Certain legal matters	3,481	4,042	(561)	(13.9)%
Total operating expenses	154,810	162,203	(7,393)	(4.6)%
Operating income	32,901	30,752	2,149	7.0%
Interest expense, net	(7,255)	(7,372)	117	(1.6)%
Income tax receivable agreement income	3,585	12,565	(8,980)	(71.5)%
Income before income taxes	29,231	35,945	(6,714)	(18.7)%
Income tax expense (benefit)	2,559	(101)	2,660	NM
Net income	26,672	36,046	(9,374)	(26.0)%
Less: Net income attributable to noncontrolling interests	(18,689)	(23,622)	4,933	(20.9)%
Net income attributable to American Renal Associates Holdings, Inc.	$7,983	$12,424	$(4,441)	(35.7)%
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended September 30, 2017 were $189.5 million, a decrease of 2.8% from $194.9 million for the three months ended September 30, 2016. The decrease in patient service operating revenues was primarily due to adverse changes in payor mix partially offset by an increase of approximately 6.8% in the number of dialysis treatments. The increase in treatments resulted from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the three months ended September 30, 2017 were $0.5 million compared to $4.3 million for the three months ended September 30, 2016, a decrease of $3.9 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the three months ended September 30, 2017 was $344 compared with $378 for the three months ended September 30, 2016, a decrease of 9.0%, driven by adverse changes in commercial and other mix, primarily related to a decrease in patients covered by ACA and other individual marketplace plans, and due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Sources of Revenues by Payor”. As a source of revenue by payor type, government-based and other payors accounted for 63.9% and 54.7%, respectively, of our revenues for the three months ended September 30, 2017 and 2016.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended September 30, 2017 was $1.8 million, or 0.9% of patient service operating revenues, as compared to $1.9 million, or 1.0% of patient service operating revenues, for the same period in 2016. Our accounts receivable, net of the bad debt allowance, represented approximately 39 and 37 days of patient service operating revenues as of September 30, 2017 and 2016, respectively.

Operating Expenses

Patient care costs. Patient care costs for the three months ended September 30, 2017 were $119.6 million, an increase of 3.0% from $116.1 million for the three months ended September 30, 2016. This increase was primarily due to an increase in the number of treatments and an increase in supply expense, offset by improvements in labor productivity. As a percentage of net patient service operating revenues, patient care costs were approximately 63.7% for the three months ended September 30, 2017 compared to 60.2% (or 59.2% excluding the Modification Expense) for the three months ended September 30, 2016. Patient care costs per treatment for the three months ended September 30, 2017 were $217, compared to $225 for the three months ended September 30, 2016.  Patient care costs per treatment excluding the Modification Expense were $221 for the three months ended September 30, 2016.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2017 were $22.3 million, a decrease of 33.2% from $33.4 million for the three months ended September 30, 2016. The decrease was primarily due to a $10.3 million in Modification Expense incurred in 2016. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 11.9% for the three months ended September 30, 2017 compared to 17.3% (or 12.0% excluding the Modification Expense) for the three months ended September 30, 2016. General and administrative expenses per treatment for the three months ended September 30, 2017 were $40, compared to $65 for the three months ended September 30, 2016.  General and administrative expenses per treatment excluding the Modification Expense were $45 for the three months ended September 30, 2016.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2017 was $9.4 million, compared to $8.7 million for the three months ended September 30, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 5.0% for the three months ended September 30, 2017 compared to 4.5% for the three months ended September 30, 2016.

Certain Legal Matters. Certain legal matter costs for the three months ended September 30, 2017 was $3.5 million, compared to $4.0 million for the three months ended September 30, 2016. See “Part II. Item 1. Legal Proceedings.”

Operating Income

Operating income for the three months ended September 30, 2017 was $32.9 million, an increase of $2.1 million, or 7.0%, from $30.8 million for the three months ended September 30, 2016. The increase was primarily due to the factors described above under “Operating Expenses”, but partially offset by the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates are not keeping pace with annual increases to our operating costs. For the three months ended September 30, 2017 and 2016, start-up clinics reduced operating income by $1.6 million and $4.6 million, respectively, a decrease of $3.0 million reflecting the timing of opening and certification of de novo clinics each year as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 17.5% for the three months ended September 30, 2017 compared to 15.9% for the three months ended September 30, 2016, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended September 30, 2017 was $7.3 million, and for the three months ended September 30, 2016 was $7.4 million, a decrease of 1.6%, primarily due to our debt refinancing in April 2016, offset by an increase in third-party clinic debt, including the Assigned Clinic Loans.

Income tax receivable agreement income. Income tax receivable agreement income for the three months ended September 30, 2017 and 2016 was $3.6 million and $12.6 million, respectively. This income represents the change in the estimated fair value of the TRA liability during each period.

Income tax expense (benefit).  The provision (benefit) for income taxes for the three months ended September 30, 2017 and September 30, 2016 represented an effective tax rate of 8.8% and (0.3)%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended September 30, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2017 was $18.7 million, representing a decrease of 20.9% from $23.6 million for the three months ended September 30, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016

The following table summarizes our results of operations for the periods indicated.

	Nine Months Ended September 30,		Increase (Decrease)
				Percentage
	2017	2016	Amount	Change
Patient service operating revenues	$555,731	$555,349	$382	0.1%
Provision for uncollectible accounts	(5,003)	(4,696)	(307)	6.5%
Net patient service operating revenues	550,728	550,653	75	—%
Operating expenses:
Patient care costs	357,959	331,349	26,610	8.0%
General and administrative	79,917	86,800	(6,883)	(7.9)%
Transaction-related costs	717	2,239	(1,522)	NM
Depreciation and amortization	27,894	24,616	3,278	13.3%
Certain legal matters	11,714	4,042	7,672	NM
Total operating expenses	478,201	449,046	29,155	6.5%
Operating income	72,527	101,607	(29,080)	(28.6)%
Interest expense, net	(22,052)	(28,571)	6,519	(22.8)%
Loss on early extinguishment of debt	(526)	(4,708)	4,182	NM
Income tax receivable agreement income	5,461	4,730	731	15.5%
Income before income taxes	55,410	73,058	(17,648)	(24.2)%
Income tax (benefit) expense	(555)	1,413	(1,968)	NM
Net income	55,965	71,645	(15,680)	(21.9)%
Less: Net income attributable to noncontrolling interests	(51,339)	(64,911)	13,572	(20.9)%
Net income attributable to American Renal Associates Holdings, Inc.	$4,626	$6,734	$(2,108)	(31.3)%
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the nine months ended September 30, 2017 were $555.7 million, an increase of 0.1% from $555.3 million for the nine months ended September 30, 2016. The increase in patient service operating revenues was primarily due to an increase of approximately 8.6% in the number of dialysis treatments, offset by adverse changes in payor mix. The increase in treatments resulted from non-acquired treatment growth of 8.6% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the nine months ended September 30, 2017 were $8.8 million compared to $8.3 million for the nine months ended September 30, 2016, an increase of $0.4 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the nine months ended September 30, 2017 was $342 compared with $371 for the nine months ended September 30, 2016, a decrease of 7.8%, driven by adverse changes in commercial and other mix, primarily related to a decrease in patients covered by ACA and other individual marketplace plans, and due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Sources of Revenues by Payor”. As a source of revenue by payor type, government-based and other payors accounted for 63.4% and 55.6%, respectively, of our revenues for the nine months ended September 30, 2017 and 2016.

Provision for uncollectible accounts. Provision for uncollectible accounts for the nine months ended September 30, 2017 was $5.0 million, or 0.9% of patient service operating revenues, as compared to $4.7 million, or 0.8% of patient service operating revenues, for the same period in 2016. Our accounts receivable, net of the bad debt allowance, represented approximately 39 and 37 days of patient service operating revenues as of September 30, 2017 and 2016, respectively.

Operating Expenses

Patient care costs. Patient care costs for the nine months ended September 30, 2017 were $358.0 million, an increase of 8.0% from $331.3 million for the nine months ended September 30, 2016. This increase was primarily due to an increase in the number of treatments. As a percentage of net patient service operating revenues, patient care costs were approximately 65.0% (or 64.6% excluding the Modification Expense) for the nine months ended September 30, 2017 compared to 60.2% (or 59.6% excluding the Modification Expense) for the nine months ended September 30, 2016. Excluding the Modification Expense, the change was primarily attributable to lower revenues per treatment described above and by increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the nine months ended September 30, 2017 were $220, compared to $221 for the nine months ended September 30, 2016.  Patient care costs per treatment excluding the Modification Expense were $219 for both the nine months ended September 30, 2017 and 2016.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2017 were $79.9 million, a decrease of 7.9% from $86.8 million for the nine months ended September 30, 2016, primarily due to a decrease of $22.2 million of Modification Expense, offset by corporate costs associated with becoming a public company and increased legal costs in addition to the legal costs relating to Certain Legal Matters described below. As a percentage of net patient service operating revenues, general and administrative expenses were approximately 14.5% (or 12.8% excluding the Modification Expense) for the nine months ended September 30, 2017 compared to 15.8% (or 12.4% excluding the Modification Expense) for the nine months ended September 30, 2016. General and administrative expenses per treatment for the nine months ended September 30, 2017 were $49, compared to $58 for the nine months ended September 30, 2016.  General and administrative expenses per treatment excluding the Modification Expense were $43 and $46 for the nine months ended September 30, 2017 and 2016, respectively.

Transaction-related costs. Transaction-related costs for the nine months ended September 30, 2017 were $0.7 million associated with our 2017 debt refinancing described below. Transaction-related costs for the nine months ended September 30, 2016 were $2.2 million associated with debt refinancing and other transactions associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2017 was $27.9 million, compared to $24.6 million for the nine months ended September 30, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was approximately 5.1% for the nine months ended September 30, 2017 compared to 4.5% for the nine months ended September 30, 2016.

Certain Legal Matters. Certain legal matter costs for the nine months ended September 30, 2017 was $11.7 million, compared to $4.0 million for the nine months ended September 30, 2016. See “Part II. Item 1. Legal Proceedings.”

Operating Income

Operating income for the nine months ended September 30, 2017 was $72.5 million, a decrease of $29.1 million, or 28.6%, from $101.6 million for the nine months ended September 30, 2016. The decrease was primarily due to the factors described above under “Operating Expenses”, and includes the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates are not keeping pace with annual increases to our operating costs. In addition, for the nine months ended September 30, 2017 and 2016, start-up clinics reduced operating income by $7.2 million and $10.4 million, respectively, a decrease of $3.2 million reflecting the timing of opening and certification of de novo clinics each year as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of net patient service operating revenues, operating income was 13.2% for the nine months ended September 30, 2017 compared to 18.5% for the nine months ended September 30, 2016, reflecting the factors described above. Excluding the impact of the Modification Expense, as a percentage of net patient service operating revenues, operating income was 15.3% and 22.4% for the nine months ended September 30, 2017 and 2016, respectively.

Interest and Taxes

Interest expense, net. Interest expense, net for the nine months ended September 30, 2017 was $22.1 million, and for the nine months ended September 30, 2016 was $28.6 million, a decrease of 22.8% primarily due to our debt refinancing in April 2016, offset by an increase in third-party clinic debt, including the Assigned Clinic Loans.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2017 was $0.5 million as a result of our debt refinancing in June 2017. Loss on early extinguishment of debt for the nine months ended September 30, 2016 was $4.7 million as a result of our debt refinancing in April 2016. The losses were comprised of write-offs of unamortized debt issuance costs.

Income tax receivable agreement income. Income tax receivable agreement income for the nine months ended September 30, 2017 was $5.5 million, compared to $4.7 million for the nine months ended September 30, 2016.  This income represents the change in the estimated fair value of the TRA liability during the period.

Income tax expense (benefit)  The provision (benefit) for income taxes for the nine months ended September 30, 2017 and September 30, 2016 represented an effective tax rate of (1.0)% and 1.9%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the nine months ended September 30, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2017 was $51.3 million, representing a decrease of 20.9% from $64.9 million for the nine months ended September 30, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

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

As discussed in “Part II. Item 1. Legal Proceedings”, the Company is involved in various legal proceedings.  We cannot yet assess our potential liability, if any. Any adverse outcome would have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, we will continue to incur significant expenses in connection with these proceedings. We have incurred approximately $11.7 million and $4.0 million in legal costs during the nine months ended September 30, 2017 and 2016, respectively, in connection with these matters.  The potential costs that we may incur in the future will likely continue to vary from quarter to quarter, depending on the timing of proceedings. There can be no assurance that costs to defend these proceedings will not continue to be material.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2017	2016
Net cash provided by operating activities	$97,372	$141,903
Net cash used in investing activities	(23,705)	(51,126)
Net cash used in financing activities	(106,890)	(76,616)
Net (decrease) increase in cash and restricted cash	$(33,223)	$14,161

Cash Flows from Operations

Net cash provided by operating activities for the nine months ended September 30, 2017 was $97.4 million compared to $141.9 million for the same period in 2016, a decrease of $44.5 million, or 31.4%, primarily attributable to decreases in stock compensation expense, the effect of changes in accrued expenses and other current liabilities and a decrease in net income.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $23.7 million compared to $51.1 million for the same period in 2016, a decrease of $27.4 million, or 53.6%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 was $106.9 million compared to $76.6 million for the same period in 2016, an increase of $30.3 million.  Our distributions to our partners were $60.5 million for the nine months ended September 30, 2017 compared to $67.0 million for the same period in 2016. Additionally, our purchases of noncontrolling interests in existing clinics were $27.9 million for the nine months ended September 30, 2017 compared to $8.4 million for the same period in 2016. Our purchases of noncontrolling interests in existing clinics for the nine months ended September 30, 2017 included $22.9 million related to put obligations.

Capital Expenditures

For the nine months ended September 30, 2017 and 2016, we made capital expenditures of $24.8 million and $46.7 million, respectively, of which $19.3 million and $38.2 million, respectively, were development capital expenditures, primarily incurred in connection with de novo clinic development, and $5.4 million and $8.5 million, respectively, were maintenance capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. During the calendar year 2017, we expect to spend approximately 4% to 6% of total net revenues for development capital expenditures and 1% to 2% of total net revenues on maintenance capital expenditures.

Debt Facilities

As of September 30, 2017, we had outstanding $568.9 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) (and no outstanding letters of credit). Our outstanding indebtedness included $438.9 million of term B loans under our 2017 Credit Agreement (as defined below) as of September 30, 2017. Our outstanding indebtedness included $2.7 million of other corporate debt as of September 30, 2017. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than assigned clinic loans) totaling $114.6 million as of September 30, 2017 with maturities ranging from November 2017 to August 2024 and interest rates ranging from 3.31% to 6.74%. In addition, our clinic level debt includes our assigned clinic loans held by Term Loan Holdings of $12.6 million as of September 30, 2017 with maturities ranging from October 2017 to July 2020 and interest rates ranging from 3.46% to 8.08%. See “Note 10 - Debt” in the notes to our unaudited consolidated financial statements.

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
On April 26, 2016, the Company entered into the first amendment to the then existing prior first lien credit agreement. The Amendment increased the borrowing capacity under the then existing prior first lien revolving credit facility by $50.0 million to an aggregate amount of $100.0 million, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60.0 million of incremental first lien term loans. The Company also applied $165.6 million of the net proceeds from the IPO, proceeds from the additional first lien term loans, and cash on hand to repay the outstanding balance on the second lien term loans.
Initial Public Offering

On April 26, 2016, the Company completed its initial public offering of 8,625,000 shares of Common Stock for cash consideration of $22.00 per share ($20.515 per share net of underwriting discounts).  Net proceeds of $176.9 million from the initial public offering, together with borrowings under our first lien credit facility and cash on hand, were used in the April 2016 Refinancing described above to repay in full all outstanding amounts under our second lien credit facility.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of September 30, 2017 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders and obligations under our income tax receivable agreement, which are described separately below):

Scheduled payments under contractual obligations (dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$127,262	$13,945	$65,400	$35,648	$12,269
Term B loans(1)	438,900	1,100	8,800	8,800	420,200
Other corporate debt	2,737	137	1,143	1,240	217
Operating leases(2)	183,331	5,132	53,542	44,874	79,783
Interest payments(3)	144,639	6,502	47,573	42,199	48,365
Total	$896,869	$26,816	$176,458	$132,761	$560,834
_____________________________

(1)	Bear interest at a variable rate, with principal payments of $1.1 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.2 million per year from 2017 through 2022 and approximately $0.1 million or less thereafter.

(3)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility described above. To project interest payments on floating rate debt, we have used the rate as of September 30, 2017.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”) or upon the occurrence of certain events (“event-based puts”) as set forth in each specific put provision, which may include the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives and other events which could accelerate time-based vesting. The time when some of the time-based put rights were exercised was accelerated upon our IPO and may be accelerated upon the occurrence of certain events, such as a sale of all or substantially all of our assets, closure of the clinic, a change of control, or the departure of key executives and other events. If the put obligations are exercised by a physician partner, we are required to purchase, at fair market value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 9 - Noncontrolling Interests Subject to Put Provisions” in the notes to our unaudited consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligations as of September 30, 2017.

Noncontrolling interest subject to put provisions (dollars in thousands)	September 30, 2017
Time-based puts	$80,195
Event-based puts	30,793
Total Obligation	$110,988

As of September 30, 2017, $27.2 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of September 30, 2017 and reflects the payments that would be made, assuming (a) all vested puts as of September 30, 2017 were exercised on October 1, 2017 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2017	26,319
2018	6,679
2019	8,722
2020	13,934
2021	12,123
Thereafter	12,418
Total	$80,195

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are being subjected to challenges by our partners which could cause an increase to the amount we owe. As of September 30, 2017, we had recorded liabilities of approximately $80.2 million for all existing time-based obligations, of which we have estimated approximately $12.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The physician partners have the right to decide how much of their put rights, if any, they will exercise.  In addition, as of September 30, 2017, we had $30.8 million of event-based put obligations, which could be accelerated with the occurrence of an event.

Dividend Equivalent Payments

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and becomes due upon vesting for unvested options.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $5.0 million in the aggregate, to option holders, and, in the case of some performance and market options, as of September 30, 2017 a future payment will be due upon vesting totaling $1.9 million.

In connection with the Term Loan Holdings Distribution, as described in “Note 2 - Initial Public Offering” in our consolidated financial statements, the Company also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2.5 million, all of which were paid to vested option holders as of September 30, 2017.

In March 2013, the Company declared and paid a dividend to holders of the Company’s common stock equal to $7.90 per share.  In connection with the dividend, all employees with outstanding 2010 Plan options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, of which becomes due upon vesting, of $2.6 million, all of which were paid to vested option holders as of September 30, 2017.

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

Recent Accounting Pronouncements

See “Note 1 - Basis of Presentation and Organization” to the consolidated financial statements.

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

For the Company's disclosures about market risk, please see "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company's Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission. Except as described below, there have been no material changes to the Company's disclosures about market risk in “Part II. Item 7A” of such Form 10-K.

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of September 30, 2017, there were no borrowings under the 2017 Revolving Credit Facility. If we were to draw on it, then we would also be subject to changes in interest rates with respect to these borrowings. We may be exposed to interest rate volatility to the extent such interest rate risk is not hedged.

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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap and Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings, and to the extent the 2017 Swap and Caps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings immediately. Hedge effectiveness is tested quarterly. Based on the Company's interest rate swaps and caps outstanding as of September 30, 2017, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 10 - Debt” of the notes to consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2017. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Inquiries By The Federal Government

We were subject to a Decision and Order entered In the Matter of American Renal Associates Inc. and Fresenius Medical Care Holdings, Inc. by the Federal Trade Commission, which expired on October 17, 2017. The Decision and Order was entered in 2007 following a nonpublic investigation by the Federal Trade Commission into proposed dialysis clinic acquisition activities in Rhode Island and the execution of an Agreement Containing Consent Order by the parties. The Decision and Order prohibited us for a period of ten years through October 17, 2017, without prior notice to the Federal Trade Commission, from: (1) acquiring dialysis clinics located in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island, and/or (2) entering into any contract to manage or operate dialysis clinics in ZIP codes in and around the cities of Cranston and Warwick, Rhode Island. These prohibitions were subject to a number of exceptions that permitted us to develop, own, manage or operate de novo dialysis clinics or dialysis clinics owned or operated as of the date the Decision and Order was entered, or to perform specified services, including offsite laboratory services, bookkeeping services, accounting services, billing services, supply services and purchasing and logistics services with the adherence to confidentiality requirements. We have complied with the terms of the Decision and Order, and on September 28, 2017, we submitted our final annual compliance report to the Federal Trade Commission.

Certain Legal Matters

As previously disclosed, ARA and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Inc. (“United”) in the United States District Court for the Southern District of Florida (the “Court”) on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC (“ARM”) as a defendant. On March 13, 2017, the Court granted leave to amend, and United filed its second amended complaint on the same day. On May 8, 2017, the Court granted ARA's motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM. ARA OpCo and ARM moved to dismiss the second amendment complaint on March 27, 2017. The Court held a hearing on ARA OpCo and ARM's motions to dismiss the second amended complaint on June 23, 2017. The second amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund (“AKF”). The second amended complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney's fees and court costs. The Company has moved to dismiss the second amended complaint in full and is vigorously defending itself in this legal matter. Jurisdictional discovery was completed and merits discovery has commenced. See also “Part II. Item 1A. Risk Factors—If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected” in our Form 10-Q for the period ended June 30, 2017. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company.  Both complaints asserted federal securities law claims against the Company and the individual defendants under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by the SEC, and, in addition, the complaint filed in the United States District Court for the Southern District of New York asserted claims under Sections 11 and 15 of the Securities Act. The complaints alleged that the Company made material misstatements or omissions, including in connection with its initial public offering filings and other public filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired the Company’s securities from April 20, 2016 to August 18, 2016.  On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice.  On November 30, 2016, Lead Plaintiff was appointed for the putative shareholder class action complaint pending in the United States District Court for the District of Massachusetts, captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et

al., No. 16-cv-11797 (the “Esposito Action”).  On February 1, 2017, Lead Plaintiff in the Esposito Action filed an amended complaint against the Company, certain former and current officers and directors of the Company, Centerbridge Capital Partners L.P., and certain of the underwriters in our initial public offering. The amended complaint asserts federal securities laws claims under Securities Act Sections 11 and 15, as well as Exchange Act Sections 10(b) and 20(a) and SEC Rule 10b-5. On May 18, 2017, the Company filed a motion to dismiss the amended complaint. On July 17, 2017, Lead Plaintiff filed a consolidated opposition to the motions to dismiss. On August 16, 2017, the Company filed a reply brief in further support of its motion to dismiss. The Company intends to vigorously defend itself against these claims.
In addition, the Company received a demand letter, dated January 27, 2017, from Stephen Bushansky, a shareholder, relating to the subject matter covered by the United complaint and the class action complaints described above. By letter dated May 8, 2017, attorneys for the shareholder were informed that the board of directors had determined not to pursue potential claims against individuals as set forth in the demand letter. On May 23, 2017, the board of directors received further correspondence from the shareholder requesting additional information concerning the board's determination not to pursue potential claims against individuals. On June 6, 2017, the board sent a response letter to the shareholder declining to provide additional information. On October 25, 2017, Mr. Bushansky filed a derivative lawsuit purportedly on behalf of us against the members of our board of directors. The lawsuit was filed in the United States District Court for the District of Massachusetts. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, gross mismanagement, unjust enrichment and indemnification based on, generally, the subject matter covered by the United complaint and related class action complaints, alleged misstatements and omissions in the Company’s 2017 proxy statement, and the board of directors’ conduct in responding to the January 2017 demand letter. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, reforms to the Company’s compliance, internal control systems and corporate governance practices and procedures, restitution, disgorgement, and costs and attorney’s fees.
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
 Except as described below, or as set forth in "Part II. Item 1A. Risk Factors" of our Form 10-Q for the period ended June 30, 2017, there have been no material changes with respect to the risk factors described in "Part I. Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2016.
Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients.
Amgen Inc. (“Amgen”) currently supplies substantially all of the ESAs required for our clinics with its drugs branded as EPOGEN® (“EPO”) and Aranesp®. In September 2017, we entered into an agreement with Vifor International AG (“Vifor”) for it to provide our clinics with the F. Hoffman-La Roche Ltd. ESA branded as Mircera®. Under our agreement with Amgen, Amgen may unilaterally decide to increase its prices for EPO and Aranesp at any time. In the event that it does so, Vifor may be unable to increase its supply of Mircera to us in an amount sufficient to enable us to avoid incurring such increased prices, and we may not have access to alternative ESAs that are both cost-effective and work as effectively as our current ESAs. Furthermore, we are committed to purchase certain minimum quantities of ESAs from Amgen through the end of 2018, and accordingly would be required to pay any increased price from Amgen on those committed amounts regardless of the availability of alternative ESAs. We do not have the ability to pass on any price increases to Medicare and Medicaid and may not have the ability to pass on price increases to commercial payors. Changes in the availability and cost of ESAs and other renal‑related pharmaceuticals could have a material adverse effect on our earnings and cash flows and ultimately reduce our income.
If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected.
The available supply of ESAs from Amgen and Vifor could be delayed or reduced, whether by one or both of them, through unforeseen circumstances or as a result of excessive demand. If Amgen or Vifor is unable to meet our needs for ESAs, including in the event of a product recall, and we are not able to find adequate alternative sources, it could adversely affect our operating results and financial condition. In addition, Amgen may terminate for convenience with 30 days’ notice the group purchasing organization agreement through which we are supplied ESAs by them. If Amgen terminates the agreement for convenience, Vifor may be unable to timely increase, or increase at all, its supply of ESAs to cover any resulting shortfall, and we may not have access to alternative ESAs that are both cost-effective and work as effectively as our current ESAs.
In addition, the technology related to ESAs is subject to new developments that may result in superior products. If we are not able to access these superior products on a cost‑effective basis or if suppliers are not able to fulfill our requirements for products, we could face patient attrition which could adversely affect our operating results and financial condition.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act, commonly and jointly referred to as the Affordable Care Act (the “ACA”). The ACA, among other things, increased the number of individuals with private insurance coverage and Medicaid, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Some of these changes require implementing regulations, which have not been drafted or have been released only as proposed rules.
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
President Trump has taken a number of actions that have the potential to significantly impact provisions of the ACA. On January 20, 2017, President Trump issued an Executive Order instructing the Secretary of Health and Human Services (“HHS”) and the heads of other agencies that they should waive, defer, grant exemptions from or delay the implementation of any provision or requirement of the ACA that would impose a fiscal burden or cost, fee, tax or penalty on anyone. On October 12, 2017, President Trump signed an Executive Order to direct the Secretaries of HHS and other agencies to examine ways for trade associations and other groups to expand the use of association health plans, groups of small businesses that pool together to buy health insurance, and to broaden the definition of short-term insurance, which is exempt from the ACA’s rules. The ultimate impact will depend on any new regulations written as a result of the order, but the Executive Order’s goal has the potential to permit the sale of less expensive health insurance offerings that include fewer benefits than those covered by the ACA. The Executive Order also could potentially destabilize ACA individual insurance markets as a result of fewer healthier individuals enrolling in ACA-compliant plans.  On October 12, 2017, President Trump took administrative action which immediately discontinued payment of cost-sharing reduction subsidies (“CSRs”) to health insurers on the individual market that help insurers offer lower copays and deductibles to low-income individuals. Individuals choosing to purchase insurance through the ACA may face higher premiums or may have fewer insurance offerings to select from as a result. Congress could pass legislation to continue the CSRs and health insurers could potentially sue the Trump administration to continue the CSRs, but significant uncertainty surrounds this issue.
Executive Orders and other administrative action by President Trump and HHS may significantly alter provisions of the ACA that may impact the trading price of our common stock.  We are unable to predict the impact of any modification or delay in the implementation of the ACA on us at this time.
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

ITEM 5.	OTHER INFORMATION

On November 14, 2017, we entered into an amendment to the employment agreement of each of Messrs. Joseph Carlucci, our Chief Executive Officer and Chairman of our Board of Directors, and Syed Kamal, our President and a member of our Board, in order to correct the annual cash bonus amounts payable to them upon achievement of Adjusted EBITDA targets. As amended, the agreements provide that the amount of any such cash bonus will be equal to the sum of: (i) if Adjusted EBITDA is equal to 90% of target, 50.0% of annual base salary in effect at fiscal year-end, (ii) if Adjusted EBITDA is between 90% and 100% of target, an additional 5.0% of annual base salary for each full percentage point that Adjusted EBITDA exceeds 90% of the target, (iii) if Adjusted EBITDA is between 100% and 110%, an additional 1.5% of annual base salary for each full percentage point that Adjusted EBITDA exceeds 100% of the target, (iv) if Adjusted EBITDA is between 110% and 127% of target, an additional 2.0% of base salary for each full percentage point that Adjusted EBITDA exceeds 110% of the target, and (v) if Adjusted EBITDA exceeds 127% of target by at least 0.33%, an additional 1.0% of base salary. The target bonus potential of 100% and maximum bonus potential of 150% of base salary were not changed as part of the amendment.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.1*†	Third Amendment to Employment Agreement, dated November 14, 2017, by and between American Renal Associates Holdings, Inc. and Joseph A. Carlucci.

10.2*†	Second Amendment to Employment Agreement, dated November 14, 2017, by and between American Renal Associates Holdings, Inc. and Syed T. Kamal.

10.3*†	Employment Agreement, dated September 18, 2017, by and between American Renal Associates Holdings, Inc. and Don E. Williamson.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations ; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to the Consolidated Financial Statements.

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

November 14, 2017

(Date)