Form 10-Q
period 2018-03-31
American Renal Associates Holdings, Inc.
filed 2018-05-08
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 7, 2018 there were 32,437,507 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains certain “forward-looking statements” and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed in “Part I. Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017, and in “Part II. Item 1A. Risk Factors” and “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

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

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash	$64,283	$71,521
Accounts receivable, less allowance for doubtful accounts of $3,580 and $6,757, respectively	85,723	79,662
Inventories	7,642	4,665
Prepaid expenses and other current assets	24,478	24,998
Income tax receivable	7,835	6,745
Total current assets	189,961	187,591
Property and equipment, net of accumulated depreciation of $173,796 and $167,390, respectively	168,682	168,537
Intangible assets, net of accumulated amortization of $23,596 and $23,419, respectively	25,182	25,368
Other long-term assets	15,013	9,285
Goodwill	570,946	573,427
Total assets	$969,784	$964,208

Liabilities and Equity
Accounts payable	$40,885	$33,421
Accrued compensation and benefits	27,160	28,985
Accrued expenses and other current liabilities	51,954	49,963
Current portion of long-term debt	45,121	44,534
Total current liabilities	165,120	156,903
Long-term debt, less current portion	512,822	515,554
Income tax receivable agreement payable	8,646	7,500
Other long-term liabilities	14,171	14,880
Deferred tax liabilities	9,560	8,991
Total liabilities	710,319	703,828
Commitments and contingencies (Note 14 and Note 15)
Noncontrolling interests subject to put provisions	148,769	139,895
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,437,507 and 32,034,439 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	195	193
Additional paid-in capital	68,632	67,853
Receivable from noncontrolling interests	(515)	(358)
Accumulated deficit	(124,485)	(123,789)
Accumulated other comprehensive income (loss), net of tax	760	(677)
Total American Renal Associates Holdings, Inc. deficit	(55,413)	(56,778)
Noncontrolling interests not subject to put provisions	166,109	177,263
Total equity	110,696	120,485
Total liabilities and equity	$969,784	$964,208
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2018	2017
Patient service operating revenues	$194,672	$177,025
Operating expenses:
Patient care costs	133,731	120,301
General and administrative	24,960	31,244
Transaction-related costs (Note 1)	856	—
Depreciation and amortization	9,623	9,074
Certain legal matters (Note 15)	4,103	3,936
Total operating expenses	173,273	164,555
Operating income	21,399	12,470
Interest expense, net	(7,457)	(7,609)
Income tax receivable agreement (expense) income	(1,021)	4,517
Income before income taxes	12,921	9,378
Income tax benefit	(792)	(3,524)
Net income	13,713	12,902
Less: Net income attributable to noncontrolling interests	(14,623)	(14,153)
Net loss attributable to American Renal Associates Holdings, Inc.	(910)	(1,251)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	582	(11,083)
Net loss attributable to common shareholders	$(328)	$(12,334)

Loss per share (Note 12):
Basic	$(0.01)	$(0.40)
Diluted	$(0.01)	$(0.40)
Weighted-average number of common shares outstanding
Basic	31,800,553	30,907,482
Diluted	31,800,553	30,907,482

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$13,713	$12,902
Unrealized gain (loss) on derivative agreements, net of tax	1,651	(644)
Total comprehensive income	15,364	12,258
Less: Comprehensive income attributable to noncontrolling interests	(14,623)	(14,153)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$741	$(1,895)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2017	$139,895	32,034,439	$193	$67,853	$(358)	$(123,789)	$(677)	$(56,778)	$177,263
Net income (loss)	3,606	—	—	—	—	(910)	—	(910)	11,017
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock-based compensation	—	—	—	1,264	—	—	—	1,264	—
Exercise of stock options	—	71,420	2	334	—	—	—	336	—
Issuance of restricted stock awards	—	348,708	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(719)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(16,341)	—	(367)	—	—	—	(367)	—
Cash dividend equivalents accrued on share-based payments, net	—	—	—	542	—	—	—	542	—
Distributions to noncontrolling interests	(4,958)	—	—	—	—	—	—	—	(11,760)
Contributions from noncontrolling interests	309	—	—	—	(157)	—	—	(157)	1,578
Purchases of noncontrolling interests	(1,062)	—	—	(1,003)	—	—	—	(1,003)	(1,093)
Sales of noncontrolling interests	—	—	—	29	—	—	—	29	63
Reclassification/other adjustments	10,405	—	—	554	—	—	—	554	(10,959)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	1,651	1,651	—
Change in fair value of noncontrolling interests	574	—	—	(574)	—	—	—	(574)	—
Balance at March 31, 2018	$148,769	32,437,507	$195	$68,632	$(515)	$(124,485)	$760	$(55,413)	$166,109

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Three Months Ended March 31,
Operating activities	2018	2017
Net income	$13,713	$12,902
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,623	9,074
Amortization of discounts, fees and deferred financing costs	497	530
Stock-based compensation	1,264	10,088
Premium paid for interest rate cap agreements	—	(1,186)
Deferred taxes	—	673
Income tax receivable agreement expense (income)	1,021	(4,517)
Non-cash charge related to derivative agreements	1	173
Non-cash rent charges	167	289
Loss on disposal of assets	250	57
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,061)	3,632
Inventories	(2,977)	28
Prepaid expenses and other current assets	(457)	(3,870)
Other assets	(4,311)	(63)
Accounts payable	7,464	(6,522)
Accrued compensation and benefits	(1,825)	(3,011)
Accrued expenses and other liabilities	2,640	(1,755)
Cash provided by operating activities	21,009	16,522
Investing activities
Purchases of property, equipment and intangible assets	(9,851)	(6,406)
Proceeds from asset sales	2,500	—
Cash used in investing activities	(7,351)	(6,406)
Financing activities
Proceeds from term loans, net of deferred financing costs	10,506	4,881
Payments on long-term debt	(13,060)	(9,689)
Dividends and dividend equivalents paid	(257)	(271)
Proceeds from exercise of stock options	336	30
Vested restricted stock awards withheld on net share settlement	(367)	—
Distributions to noncontrolling interests	(16,718)	(19,044)
Contributions from noncontrolling interests	1,730	1,710
Purchases of noncontrolling interests	(3,158)	(4,546)
Proceeds from sales of additional noncontrolling interests	92	—
Cash used in financing activities	(20,896)	(26,929)

Decrease in cash and restricted cash	(7,238)	(16,813)
Cash and restricted cash at beginning of period	71,621	100,916
Cash and restricted cash at end of period	$64,383	$84,103

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$298	$127
Cash paid for interest	6,996	6,832

Supplemental Disclosure of Non-Cash Financing Activities
Liability for accrued dividend equivalent payments, net	542	1,563
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND ORGANIZATION

Business

American Renal Associates Holdings, Inc. (“the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of capital stock of American Renal Holdings Inc. All of the Company's operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries (“ARH”).

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of March 31, 2018, the Company owned and operated 228 dialysis clinics treating 15,776 patients in 26 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). All significant intercompany balances and transactions of the Company's wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to Note 7 - Variable Interest Entities.

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited consolidated financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented.  These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2017.  Prior year balances and amounts have been reclassified to conform to the current year presentation. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker as of March 31, 2018, or decision-making group, in making decisions how to allocate resources and assess performance. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

2018 Secondary Offering

The Company recognized $856 of transaction-related costs in the three months ended March 31, 2018, reflecting expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. These costs include legal, accounting, valuation and other professional or consulting fees.

Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (“AOCI”) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. For public business entities, the ASU is effective for fiscal years beginning after

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

December 15, 2018, and interim periods within those years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects from the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $214.

In August 2017, the FASB issued ASU 2017-12,  Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. The Company does not believe this ASU will have a material impact on its financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) – Leases: Amendments to the FASB Accounting Standards Codification. The amendments are expected to increase transparency and comparability by recognizing lease assets and liabilities from lessees on the balance sheet and disclosing key information about leasing arrangements in the financial statements. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all organizations. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. The Company expects a balance sheet extension due to the “on balance sheet” recognition of right of use assets and liabilities for agreed lease payment obligations related to certain leased clinics and buildings which are currently classified as operating leases. The impact on the Company will depend on the contract portfolio at the effective date, as well as the transition method. The Company does not expect any impact on the current debt covenants, as described in Note 9 - Debt.  The Company expects to apply the modified retrospective method after review of the analysis is performed. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the consolidated financial statements, and has implemented lease accounting systems which will ultimately assist in the application of the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. Since May 2014, the FASB has issued additional updates to serve as clarification to the original standard update. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted the new standard on January 1, 2018, using the modified retrospective transition method. As a practical expedient, the Company adopted using the portfolio approach, applying the ASU to a portfolio of contracts with similar characteristics. The Company reasonably expects that the effects on the financial statements of applying this guidance to the portfolio of contracts would not differ materially from applying this guidance to the individual contracts within the portfolio. Additionally, the Company elected the practical expedient that allows the recognition of revenue with each dialysis treatment, as that is when the Company has the right to invoice. The Company also adopted the practical expedient to only assess the recognition of revenue for open contracts during the transition period and there was no adjustment to the opening balance of retained earnings at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period.
The adoption did not have a material impact to the timing of revenue recognition; however, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenue. The Company no longer separately presents a provision for uncollectible accounts on the consolidated statement of operations as it is included in Patient care costs after the adoption of the new accounting standard.
As a result of the Company’s election to apply the new standard only to contracts not substantially completed as of January 1, 2018, the Company continues to maintain an allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of the new accounting standards.  Changes to this allowance for doubtful accounts, other than write-offs of uncollectible accounts, are recorded through the provision for uncollectible accounts in accordance with prior accounting standards. The Company's provision for uncollectible accounts was $1,607 for the three months ended March 31, 2017.

See Note 2 - Revenue for additional discussion of the Company's revenue recognition accounting policies and expanded disclosures required by the new standard.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2. REVENUE

The major component of the Company's revenues, which is included in patient service operating revenues, is derived from dialysis treatments and related services. Sources of revenues are principally from government-based programs, including Medicare, Medicaid and state workers' compensation programs, commercial insurance payors and other sources such as the U.S. Department of Veterans Affairs (the “VA”), hospitals as well as patient pay. Patient service operating revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing dialysis treatments and related services. These amounts are due from third-party payors, including government-based programs and commercial insurance payors, patients and others and may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed, and payment is due upon receipt. Revenue is recognized as performance obligations are satisfied.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account under ASC 606. The Company has determined that one performance obligation exists, the dialysis treatment, which is satisfied over time as a dialysis treatment is provided. While the Company provides patients with other related services, they are considered a bundle of interrelated services with dialysis treatment as the primary service. Revenue is measured using the output method, which is based upon the delivery of a dialysis treatment to the patient. The Company believes that this method provides a faithful depiction of the satisfaction of the performance obligation. All performance obligations are satisfied at the end of each reporting period.
A usual and customary fee schedule is maintained for dialysis treatment and other related services; however, the transaction price is typically at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulation. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance, and historical collection experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with each payor. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as patient receivables.
Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors and are largely comprised of balances relating to services billed to non-contracted providers. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, the Company reviews previous payment history and records a reserve that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods, at the payor level. This constraint on variable consideration is based on the probability of a reversal of an amount that is significant relative to the cumulative revenue recognized for the contract.
Patient service operating revenues may be subject to adjustment of the estimated transaction price as a result of (i) new information obtained, such as actual payment receipt, (ii) examinations of the Company, or Medicare or Medicaid Managed Care programs that the Company serves, by government agencies or contractors, for which the resolution of any matters raised may take extended periods of time to finalize; (iii) differing interpretations of government regulations by different fiscal intermediaries or regulatory authorities; (iv) differing opinions regarding a patient’s medical diagnosis or the medical necessity of service provided; (v) retroactive applications or interpretations of governmental requirements; and (vi) claims for refund from private payors, including as the result of government actions.
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing dialysis treatments and related services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (i.e., new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations.
Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period, were immaterial for the three months ended March 31, 2018. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. The Company obtained new information, such as actual cash receipt, and adjusted the estimated transaction price at the patient level.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of March 31, 2018 and December 31, 2017, other than standard monthly billing, consisted of approximately $15,257 and $10,744, respectively. As of March 31, 2018, $10,914 is classified as Prepaid and other current assets and $4,343 is classified as Other long-term assets. As of December 31, 2017, the entire balance is classified as Prepaid and other current assets.
The composition of patient care service revenue by source is as follows:

	Three Months Ended March 31,
Source of Revenues:	2018	2017
Medicare and Medicare Advantage	63%	59%
Commercial and other (1)	32%	36%
Medicaid and Managed Medicaid	4%	4%
Other (2)	1%	1%
	100%	100%
________________________

(1)	Principally commercial insurance companies and also includes the VA, which we refer to collectively as “Commercial and other.”

(2)	Other sources of revenues include hospitals and patient pay. “Patient pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

March 31, 2018
Cash	$64,283
Restricted cash included in prepaid expenses and other current assets	100
Total cash and restricted cash shown in the statement of cash flows	$64,383

Restricted cash included in prepaid expenses and other current assets on the balance sheet represent those amounts required to be set aside by contractual agreement with a financial institution.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

4. GOODWILL

Changes in goodwill were as follows:

Balance at December 31, 2017	$573,427
Acquisitions	—
Divestitures	(2,481)
Balance at March 31, 2018	$570,946

5. FAIR VALUE MEASUREMENTS

The Company’s interest rate swap and interest rate cap agreements, Income Tax Receivable Agreement and noncontrolling interests subject to put provisions are accounted for at fair value on a recurring basis and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2018.

Noncontrolling interests subject to put provisions—See Note 8 - Noncontrolling Interests Subject to Put Provisions for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Derivative agreements—See Note 9 - Debt for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company's Income Tax Receivable Agreement, entered into on April 26, 2016 in connection with the Company's initial public offering (“TRA”), relies upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Income tax receivable agreement income or expense in the Company’s Consolidated Statements of Operations.  The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company's stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised.  Changes in assumptions based on future events, including the price of the Company's common stock, will impact the fair value for the TRA.  See Note 13 - Related Party Transactions for further discussion of the TRA.

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2018 and the year ended December 31, 2017.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$160	$—	$160	$—
Interest rate derivative agreements (included in Other long-term assets)	1,760	—	1,760	—
Total Assets	$1,920	$—	$1,920	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$8,200	$—	$—	$8,200
Temporary Equity
Noncontrolling interests subject to put provisions	$148,769	$—	$—	$148,769

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$46	$—	$46	$—
Interest rate derivative agreements (included in Other long-term assets)	255	—	255	—
Total Assets	$301	$—	$301	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$7,500	$—	$—	$7,500
Interest rate swap agreement (included in Accrued expense and other current liabilities)	403	—	403	—
Interest rate swap agreement (included in Other long-term liabilities)	198	—	198	—
Total Liabilities	$8,101	$—	$601	$7,500
Temporary Equity
Noncontrolling interests subject to put provisions	$139,895	$—	$—	$139,895

The following table provides the fair value rollforward for the three months ended March 31, 2018 for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2017	$7,500
Options exercised and dividend equivalent payment vesting	(321)
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement expense	1,021
Balance at March 31, 2018	$8,200

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans approximates the carrying value at $436,700 and $437,800 as of March 31, 2018 and December 31, 2017, respectively.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31, 2018	December 31, 2017
Accrued compensation	$14,281	$17,987
Accrued vacation pay	12,879	10,998
	$27,160	$28,985

Accrued expenses and other current liabilities consist of the following:

	March 31, 2018	December 31, 2017
Payor refunds and retractions	$30,525	$28,935
Other	21,429	21,028
	$51,954	$49,963

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

The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations. As of March 31, 2018, these consolidated financial statements include total assets of VIEs of $17,265 and total liabilities of VIEs of $10,485.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings LLC (“Term Loan Holdings”).  Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company's consolidated financials.  The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion.  The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which the Company guarantees.  See Note 13 - Related Party Transactions.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that the put provisions are not mandatorily redeemable. Some of these puts accelerated as a result of the Company’s IPO, of which some were exercised during the three months ended March 31, 2018. If the remaining unexercised put provisions are exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value or redemption value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets.

As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (15.00% - 21.00%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate, and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

The Company's computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of March 31, 2018 and December 31, 2017 is set forth below:

	March 31, 2018	December 31, 2017
Redemption value	$11,149	$12,211
Estimated fair value for accounting purposes	6,295	6,550
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$4,854	$5,661

In addition, the tables below set forth a reconciliation of noncontrolling interest subject to put provisions.

	March 31, 2018	December 31, 2017
Noncontrolling interest subject to put provisions - estimated fair value	$143,915	$134,234
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	4,854	5,661
Noncontrolling interests subject to put provisions - maximum redemption value	$148,769	$139,895

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Change in estimated fair value for accounting purposes	$1,156	$(2,605)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(582)	11,083
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$574	$8,478

9. DEBT

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
2017 Credit Agreement	$436,700	$437,800
Term Loans (1)	123,893	125,619
Lines of Credit	4,100	3,600
Other	2,463	2,601
	567,156	569,620
Less: discounts and fees, net of accumulated amortization	(9,213)	(9,532)
Less: current maturities	(45,121)	(44,534)
	$512,822	$515,554
_____________________________
(1)    Includes assigned clinic loans

Scheduled maturities of long-term debt as of March 31, 2018 are as follows:

2018 (remainder)	$34,130
2019	40,197
2020	30,637
2021	23,233
2022	14,761
Thereafter	424,198
$567,156

During the three months ended March 31, 2018, the Company made mandatory principal payments of $1,100 under the 2017 Credit Agreement (as defined below).

As of March 31, 2018, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our 2017 Credit Agreement (as defined below).

2017 Credit Agreement and Repayment of First Lien Credit Agreement

On June 22, 2017, ARH entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under ARH's prior existing First Lien Credit Agreement. The 2017 Credit Agreement provides ARH with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 and (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase. ARH borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay the outstanding balances under the First Lien Credit Agreement and to pay a portion of the transaction costs and expenses. The obligations of ARH under the 2017 Credit

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Agreement are guaranteed by American Renal Holdings Intermediate Company, LLC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH's and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of March 31, 2018, ARH is in compliance with these covenants.

The Company incurred $9,259 of costs associated with these refinancing activities, of which $717 were charged as transactions costs $4,628 represent debt discounts and $3,914 were deferred as financing costs upon the execution of the 2017 Credit Agreement. The write-off of deferred financing fees and discounts in the amount of $526 was charged as early extinguishment of debt.

2017 Term B Loan Facility

The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH's option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of March 31, 2018, interest payable quarterly was 5.13% per annum. The 2017 Term B Loan Facility matures in June 2024.

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of March 31, 2018.

ARH is required to make amortization payments on the term B loans under the 2017 Term B Loan Facility in equal quarterly installments of $1,100.

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. There were no borrowings outstanding under the 2017 Revolving Credit Facility as of March 31, 2018. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of March 31, 2018, the fee was 0.50%.

Interest Rate Swap Agreements

In March 2017, ARH entered into a forward starting interest rate swap agreement (the “2017 Swap”) with a notional amount of $133,000, as a means of fixing the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility, with an effective date of March 31, 2018. The 2017 Swap is designated as a cash flow hedge, with a termination date of March 31, 2021.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings, and to the extent the swap is ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. Neither the Company, nor ARH, does not use derivative instruments for trading or speculative purposes.

In May 2013, ARH entered into two interest rate swap agreements (the “2013 Swaps”), which matured on March 31, 2017, and were ineffective as of March 31, 2017. Amounts previously recorded in accumulated other comprehensive income (loss) related to the 2013 Swaps, totaling $501, were reclassified into earnings over the term of the previously hedged borrowings using the swaplet methods. The Company reclassified $100 previously recorded in accumulated other comprehensive income (loss) into interest expense during the three months ended March 31, 2017.

Interest Rate Cap Agreements

In March 2017, ARH entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Caps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. Neither the Company, nor ARH, does not use derivative instruments for trading or speculative purposes.

As more fully described within Note 5 - Fair Value Measurements, the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the interest rate swap agreements and Caps are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement of these interest rate swaps would be materially different from the fair values currently reported.

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

The Company’s effective income tax rate for the three months ended March 31, 2018 and 2017 was (6.1)% and (37.6)%, respectively. These rates differ from the federal statutory rate of 21% and 35%, respectively, principally due to the portion of pre-tax income that is allocable to noncontrolling interests from the Company's joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance recorded on a discrete basis, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

The Company has established a valuation allowance for certain deferred tax assets that the Company believes future taxable income levels would not be sufficient to realize the tax benefits.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law, which includes a reduction in the federal corporate tax rate from 35% to 21%. On December 22, 2017, Staff Accounting Bulletin No. 118 was issued by the Securities and Exchange Commission, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. At March 31, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects.   For the three months ended

March 31, 2018 there were no adjustments to the provisional amount initially recorded at December 31, 2017.   The Company will continue to make and refine its calculations as additional analysis is completed and as the Company gains a more thorough understanding of the tax law.  These changes could be material to income tax expense.

11. STOCK-BASED COMPENSATION

For the three months ended March 31, 2018 and 2017, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2018	2017
Patient care costs	$157	$1,828
General and administrative	1,107	8,260
Total stock-based compensation before tax	$1,264	$10,088
Income tax benefit	(329)	(4,035)

As of March 31, 2018, the Company had 5,306,034 options outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of March 31, 2018, options to purchase an aggregate of 2,234,067 shares of common stock were available for future grants under the 2016 Plan.

The assumptions used for options granted to acquire common stock and the fair value at the date of grant under the 2016 Plan are noted in the following table:

Three Months Ended March 31, 2018
Expected volatility	30.00%
Weighted average expected term in years	6.00
Weighted average risk-free interest rate	2.74%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$7.75

Information concerning options activity under the 2016 Plan for options to acquire common stock is summarized as follows:

	Three Months Ended March 31, 2018
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	5,280,261	$11.79
Granted (1)	127,225	22.33
Exercised	(71,420)	4.74
Forfeited	(30,032)	17.23
Outstanding, end of period	5,306,034	$12.10
Options vested and expected to vest, end of period	5,306,034	$12.10
Options exercisable, end of period	3,284,950	$7.56
____________________________
(1)    Subject to vesting terms of three years.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company's achievement of defined performance metrics. The Company has determined that the performance conditions for these awards is probable of achievement as of March 31, 2018.

As of March 31, 2018, a total of 516,131 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $8,024 to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 2.01 years.

A summary of restricted stock award activity is as follows:

	Three Months Ended March 31, 2018
	Number Outstanding	Weighted-Average Grant Date Fair Value per Award
Unvested at December 31, 2017	252,307	$16.70
Granted (1)	348,708	$22.36
Vested	(84,165)	$17.39
Forfeited	(719)	$17.39
Unvested at March 31, 2018	516,131	$20.41
(1) Weighted average vesting of 3.5 years.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of March 31, 2018 the Company has made payments equal to $1.30 per share, or $5,267 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,629.

In connection with these dividends, equitable adjustments are required by the terms of some of the Company's equity incentive plans and, for other plans, were modified at the discretion of our board of directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to its outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $9,104 in incremental compensation expense during the three months ended March 31, 2017.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interest put provisions, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented but could be dilutive in the future.

	Three Months Ended March 31,
	2018	2017
Basic
Net loss attributable to American Renal Associates Holdings, Inc.	$(910)	$(1,251)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	582	(11,083)
Net loss attributable to common shareholders for basic earnings per share calculation	$(328)	$(12,334)
Weighted-average common shares outstanding used to calculate basic net loss per share	31,800,553	30,907,482
Loss per share, basic	$(0.01)	$(0.40)
Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(910)	$(1,251)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	582	(11,083)
Net loss attributable to common shareholders for diluted earnings per share calculation	$(328)	$(12,334)
Weighted-average common shares outstanding, basic	31,800,553	30,907,482
Weighted-average effect of dilutive securities:
Effect of assumed exercise of stock options	—	—
Effect of unvested restricted stock	—	—
Weighted-average common shares outstanding used to calculate diluted net loss per share	31,800,553	30,907,482
Loss per share, diluted	$(0.01)	$(0.40)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	3,257,802	1,315,091

13. RELATED PARTY TRANSACTIONS

Term Loan Holdings

The Company partly finances the de novo clinic development costs of some of its joint venture subsidiaries by providing intercompany term loans and revolving loans through its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to its joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings, which ownership interest was distributed to our pre-IPO stockholders pro rata in accordance with their ownership in the Company. As a result of the distribution of membership interests in Term Loan Holdings, the balance of such assigned clinic loans is reflected on the Company's consolidated balance sheet.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

An entity affiliated with Centerbridge Capital Partners, L.P. (together with its affiliates, “Centerbridge”), which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of our directors and executive officers own economic interests in Term Loan Holdings.  As of March 31, 2018, such assigned clinic loans aggregated $9,025, had maturities ranging from September 2018 to July 2020, with a weighted average maturity of approximately 1.6 years (November 2019), and interest rates ranging from 4.15% to 8.08%, with a weighted average interest rate of 5.09%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings.  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the three months ended March 31, 2018 is immaterial. Each assigned clinic loan is guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  The Company's maximum potential liability for future payments, not including interest, is $9,025, of which we guaranteed $4,981 as of March 31, 2018.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and its executive officers.  The TRA provides for the payment by the Company to its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of March 31, 2018, the Company’s total liability under the TRA was estimated to be $15,022, of which $6,376 is included as a component of accrued expenses and other current liabilities on the consolidated balance sheet.

Due from Related Party

The Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide for various facility buildouts. The total amount of initial financing was $1,760. As of March 31, 2018, the loans had an interest rate of 6% with maturities ranging from March 2026 through September 2032. Fixed principal and interest payments with respect to such loans are payable monthly. As of March 31, 2018, the remaining balance to be paid to the Company was $1,623.

Software Services

Kinetic Decision Solutions LLC (“Kinetic”), a company from which the Company licenses software relating to electronic medical record solutions, is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid an immaterial amount to Kinetic during three months ended March 31, 2018 and 2017, respectively.

Financing Transactions with Executive Officer

An executive officer and his spouse, through a trust in which the executive officer's spouse is trustee and beneficiary, are partners in certain of the Company's clinic joint ventures. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of March 31, 2018, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to our joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $5,549. As of March 31, 2018, such loans had maturities ranging from February 2019 to August 2024, with a weighted average maturity of approximately 2.6 years (October 2020), and interest rates ranging from 3.31% to 6.30%, with a weighted average interest rate of 4.52%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

venture clinic and is, and will continue to be, guaranteed by us and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $864 of such outstanding loans as of March 31, 2018.

14. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in Note 13 - Related Party Transactions, the Company is a party to the TRA under which it is contractually committed to pay its pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by the Company, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA).  The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income we generate in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at the time of such exercise.

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

15. CERTAIN LEGAL MATTERS

United Litigation

As previously disclosed, the Company and its wholly owned operating subsidiary ARA OpCo were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (the “Court”) on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, the Company and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC (“ARM”) as a defendant. On March 13, 2017, the Court granted leave to amend, and United filed its second amended complaint on the same day. On May 8, 2017, the Court granted the Company’s motion to dismiss for lack of personal jurisdiction and dismissed the Company from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM. ARA OpCo and ARM moved to dismiss the second amended complaint on March 27, 2017. The Court held a hearing on ARA OpCo and ARM's motions to dismiss the second amended complaint on June 23, 2017. On March 27, 2018, the Court entered an order granting the motion to dismiss in part and denying the motion in part. The second amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund. The second amended complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney’s fees and court costs. Jurisdictional discovery was completed and merits discovery has

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

commenced and is continuing. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

On March 30, 2018, two affiliates of United, United Healthcare Insurance Company and United Healthcare Services, Inc. (together, “United Healthcare”), filed a complaint in the United States District Court for the District of Massachusetts against ARA OpCo and ARM. The complaint relates to patients who received, and some of whom continue to receive, dialysis at ARA OpCo facilities and who were insured under one of United Healthcare's commercial employer group health plans or COBRA plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit unfair or deceptive acts or practices in business transactions, healthcare kickbacks and false insurance claims in connection with, among other things, the submission of claims to United Healthcare, the referral of patients to ARA OpCo clinics by ARA OpCo’s nephrologist partners and premium payment assistance by the AKF. With respect to these claims, the complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, as well as attorney’s fees and court costs. The plaintiffs also seek restitution and declaratory and injunctive relief, as well as attorney's fees and costs, under the Employee Retirement Income and Security Act of 1974 and other federal law for alleged violations of the applicable commercial plan agreements.
We believe these lawsuits are without merit and will continue to vigorously defend ourselves. We expect to remain in active litigation with respect to the foregoing matters, and we also have continued to explore all our options for the resolution of our disputes with United, including settlement discussions and/or mediation.
Certain Other Legal Matters
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
In addition, the Company received a demand letter, dated January 27, 2017, from Stephen Bushansky, a shareholder, relating to the subject matter covered by the United complaint and the class action complaints described above. By letter dated May 8, 2017, attorneys for the shareholder were informed that the board of directors had determined not to pursue potential claims against individuals as set forth in the demand letter. On May 23, 2017, the board of directors received further correspondence from the shareholder requesting additional information concerning the board's determination not to pursue

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

potential claims against individuals. On June 6, 2017, the board sent a response letter to the shareholder declining to provide additional information. On October 25, 2017, Mr. Bushansky filed a derivative lawsuit purportedly on behalf of us against the members of our board of directors. The lawsuit was filed in the United States District Court for the District of Massachusetts. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, gross mismanagement, unjust enrichment and indemnification based on, generally, the subject matter covered by the United complaint and related class action complaints, alleged misstatements and omissions in the Company’s 2017 proxy statement, and the board of directors’ conduct in responding to the January 2017 demand letter. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, reforms to the Company’s compliance, internal control systems and corporate governance practices and procedures, restitution, disgorgement, and costs and attorney’s fees. On January 26, 2018, the parties engaged in a mediation during which an agreement in principle to settle the case was reached. On March 29, 2018, the parties entered into a settlement agreement and filed the agreement with the Court. The settlement agreement, which is subject to Court approval, provides for, among other things, a settlement payment of $350, inclusive of attorney’s fees, and certain corporate governance changes. The payment will be made by the Company’s insurer. The settlement will resolve the claims currently asserted against all defendants in the action without any liability or wrongdoing attributed to them.
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

We also record in Certain legal matters legal fees and other expenses relating to matters outside the ordinary course of our business.

16. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company's ownership interest on the Company's equity are as follows:

	Three Months Ended March 31,
	2018	2017
Net loss attributable to American Renal Holdings Associates, Inc.	$(910)	$(1,251)
Increase in paid-in capital for the sales of noncontrolling interest	29	—
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(1,003)	(1,272)
Net transfers to/from noncontrolling interests	(974)	(1,272)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(1,884)	$(2,523)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2017.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section of this Form 10-Q entitled “Special Note Regarding Forward-Looking Statements” and the section entitled “Risk Factors” in this Form 10-Q and in the Form 10-K.  You should read these sections carefully.

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

We operate our clinics principally through our joint venture (“JV”) model, in which we share the ownership and operational responsibility of our dialysis clinics with our nephrologist partners and other joint venture partners, while the providers of the majority of dialysis services in the United States operate through a combination of wholly owned subsidiaries and joint ventures. Substantially all of our clinics are maintained as separate joint ventures in which generally we have the controlling interest and our nephrologist partners and other joint venture partners have a noncontrolling interest. We believe that our exclusive focus on a JV model makes us well-positioned to increase our market share by attracting nephrologists who are not only interested in our service platform but also want greater clinical autonomy and a potential return on capital investment associated with ownership of a noncontrolling interest in a dialysis clinic. We believe our JV model best aligns our interests with those of our nephrologist partners and their patients. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a vested stake in the quality, reputation and performance of the clinics. We believe that this enhances patient and staff satisfaction and retention, clinical outcomes, patient growth, and operational and financial performance.

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in

December 2000. As of March 31, 2018, we had developed 177 de novo clinics and 51 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,
	2018	2017
De novo clinics (1)	1	3
Acquired clinics (2)	—	—
Sold or merged clinics (3)	(1)	—
Total net new clinics	—	3
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.5 to $1.9 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended March 31, 2018 and March 31, 2017, our development capital expenditures were $6.9 million and $4.5 million, respectively, representing 3.5% and 2.5% of our patient service operating revenues, respectively.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2018	1	—	—	—	1
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16
2014	2	4	3	6	15

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From

January 1, 2013 to March 31, 2018, we added 150 dialysis stations to our existing clinics, representing the equivalent of nearly eleven de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended March 31,
Source of Treatment Growth:	2018	2017
Non-acquired treatment growth(1)	4.2%	9.2%
Acquired treatment growth(2)	1.0%	0.9%
Total treatment growth	5.2%	10.1%
_____________________________

(1)
Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.

(2)	Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. During the years ended December 31, 2017, 2016 and 2015, the Medicare ESRD PPS payment rates for our clinics were approximately $248, $247 and $247, respectively, per treatment. The ESRD PPS final rule for 2017, released on October 28, 2016, increased the base rate from $230.39 to $231.55. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2018 was released on October 27, 2017 by CMS (the “2018 Final Rule”). The 2018 Final Rule includes a base rate of $232.37, representing a $0.82 increase from the 2017 base rate of $231.55. CMS has estimated that the 2018 Final Rule will result in an overall increase of payments to ESRD facilities of 0.5%.

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

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended March 31,
Source of Revenues:	2018	2017
Medicare and Medicare Advantage	63%	59%
Commercial and other (1)	32%	36%
Medicaid and Managed Medicaid	4%	4%
Other (2)	1%	1%
	100%	100%
_____________________________

(1)	Principally commercial insurance companies and also includes the U.S. Department of Veterans Affairs (the “VA”), which we refer to collectively as “Commercial and other.”

(2)	Other sources of revenues include hospitals and patient pay. "Patient pay" revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

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
In addition, there have been other significant developments in the market that may affect our business, including the withdrawal of some insurers from offering ACA and individual marketplace plans in certain states, increases in premiums for ACA plans, and continuing efforts on the part of insurers to reduce the amount paid to dialysis providers per treatment.  Further, there could be additional changes in our business in the future resulting from potential regulatory actions and other third-party practices following the 2016 CMS request for information seeking public comment on concerns relating to steering of patients eligible for Medicare and Medicaid into ACA plans, and the recent changes to the AKF HIPP program announced by the AKF, including the expansion of funding for patients under age 65 who must pay higher premiums for Medicare supplemental insurance.
The suspension has adversely impacted, and any CMS action relating to establishing policies to restrict or limit charitable assistance for ACA plans or other individual marketplace plans could adversely impact, the number of patients covered by ACA plans and other individual marketplace plans, the Company’s average reimbursement rate and its results of operations and cash flows, which impact has been and may continue to be material.  Further, the other changes to the Company’s patient insurance education program, whether or not the suspension continues or CMS restricts charitable premium assistance, together with the other developments in the market, including the impact of such changes on enrollment in ACA plans and other individual marketplace plans, other insurance coverage, and/or potential regulatory changes in the future, have adversely impacted and are expected to continue to adversely impact the number of the Company’s patients covered by insurance, as well as the Company’s average reimbursement rate in the future.
During 2017, the Company received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations.  In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. If patients are unable to obtain or to continue to receive AKF charitable premium support due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations issued by the U.S. Department of Health and Human Services limiting such support or other reasons, the financial impact on our company could be substantially greater than the estimated annual financial impact described above relating to patients previously enrolled in ACA plans and, accordingly, could materially and adversely affect our results of operations. See “Part I. Item 1A. Risk Factors—Risks Related to Our Business—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” and “—Increased scrutiny in our industry and potential regulatory changes could adversely affect our operating results and financial condition” in our Form 10-K for the year ended December 31, 2017.
We believe that the operating environment will continue to be challenging due to the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF. We also believe that pressure on commercial mix and commercial rates due to more restrictive health plan benefit design will continue to create additional challenges. In addition, actions by the current Administration and Congress have caused the future state of the exchanges and other ACA reforms to be less certain.  We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Part I. Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors decline, our operating results and cash flow would be adversely affected” in our Form 10-K for the year ended December 31, 2017.
Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESAs such as Aranesp®, EPOGEN® (“EPO”) and Mircera®, and medical supplies. The Company has entered into a rebate agreement with Amgen Inc. (“Amgen”) for Aranesp and EPO, which, under certain circumstances, limits the supplier’s ability to increase the net price it charges the Company, and requires certain volume commitments by the Company, for these drugs through December 31, 2018. In September 2017, the Company entered into a purchase agreement with Vifor International AG (“Vifor”) that expires on December 31, 2022, pursuant to which it will provide our clinics with Mircera. The use of Mircera by our clinics could potentially reduce our ESA cost per treatment. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Part I. Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected” in our Form 10-K for the year ended December 31, 2017.

Seasonality

Our treatment volumes are sensitive to seasonal fluctuations due to generally fewer treatment days during the first quarter of the calendar year. Additionally, our patients are generally responsible for a greater percentage of the cost of their treatments during the early months of the year, due to co-insurance, co-payments and deductibles, which may lead to lower total net revenues and lower net revenues per treatment during the early months of the year. Our quarterly operating results may fluctuate significantly in the future depending on these and other factors.

Impact of the IPO and Future Charges

The completion of our initial public offering (“IPO”) of common stock in April 2016 has had effects on our results of operations and financial conditions. In connection with the IPO, our results of operations are affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and other rules and regulations of the SEC and the New York Stock Exchange. In addition, when the available exemptions under the Jumpstart Our Business Startups Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters described below and related matters.  See “—Operating Expenses—Certain Legal Matters” and “Part II. Item 1.  Legal Proceedings.”

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38.9 million (the “Modification Expense”). The Modification Expense was recognized over a period of approximately 12 months from the date of the IPO.

In addition, in connection with the distribution (the “Term Loan Holdings Distributions”) of membership interests in an entity holding assigned clinic loans (the “Assigned Clinic Loans”), described in “Note 13 - Related Party Transactions” of the notes to the unaudited consolidated financial statements, since the interest on these loans is no longer eliminated in consolidation, we now incur additional interest expense.

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our IPO price and changes to the income tax rate, will change the amount of the liability for the TRA, and such changes may be material. Any changes to the TRA liability will be recognized in our statement of operations as Income tax receivable agreement income (expense) in future periods. See “Note 5 - Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

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

	Three Months Ended March 31,
Operating Data and Other Non-GAAP Financial Data:	2018	2017
Number of clinics (as of end of period)	228	217
Number of de novo clinics opened (during period)	1	3
Patients (as of end of period)	15,776	14,735
Number of treatments	558,936	531,220
Non-acquired treatment growth	4.2%	9.2%
Patient service operating revenues per treatment	$348	$333
Patient care costs per treatment	$239	$226
Adjusted patient care costs per treatment (1)	$239	$223
General and administrative expenses per treatment	$45	$59
Adjusted general and administrative expenses per treatment (2)	$45	$45
Adjusted EBITDA (including noncontrolling interests) (3)	$37,361	$35,568
Adjusted EBITDA-NCI (3)	$22,738	$21,415
_____________________________

(1)	Adjusted patient care costs per treatment excludes $1.7 million of Modification Expense during the three months ended March 31, 2017.

(2)	Adjusted general and administrative expenses per treatment excludes $7.4 million of Modification Expense during the three months ended March 31, 2017.

(3)	See “Non-GAAP Financial Measures” below.

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

Non-GAAP Financial Measures

This Form 10-Q makes reference to certain non-GAAP financial measures.  These non-GAAP financial measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest GAAP measure. These measures are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those GAAP measures by providing further understanding of the Company’s results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of the Company’s financial information reported under GAAP. We use non-GAAP financial measures, such as Adjusted EBITDA and Adjusted EBITDA-NCI, to provide investors with a supplemental measure of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures.

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before income taxes and other non-income based tax, interest expense, net, depreciation and amortization, as adjusted for stock-based compensation and associated payroll taxes, loss on early extinguishment of debt, transaction-related costs, certain legal matters costs, executive and management severance costs, income tax receivable agreement income and expense, and gain on sale of assets. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of the Company's results of operations from management's perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes the results of actions that are outside the operational control of management, but can differ significantly from company to company depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which companies operate and capital investments. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and you should not consider these items in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

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

•	do not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•	do not include income tax receivable agreement income and expense;

•	do not include loss on early extinguishment of debt;

•	do not include costs related to certain legal matters;

•	do not include executive and management severance costs;

•	do not include certain income tax payments that represent a reduction in cash available to us and other non-income based taxes; and

•	do not reflect the gain on sale of assets.

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

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$13,713	$12,902
Add:
Interest expense, net	7,457	7,609
Income tax expense (benefit) and other non-income based tax	(792)	(3,524)
Depreciation and amortization	9,623	9,074
Transaction-related costs (a)	856	—
Income tax receivable agreement expense (income) (b)	1,021	(4,517)
Certain legal matters (c)	4,103	3,936
Stock-based compensation and related payroll taxes	1,380	10,088
Adjusted EBITDA (including noncontrolling interests)	$37,361	$35,568
Less: Net income attributable to noncontrolling interests	(14,623)	(14,153)
Adjusted EBITDA –NCI	$22,738	$21,415
_____________________________

(a)	Includes costs incurred related to our registration statement which was declared effective on March 19, 2018 and the secondary offering that was withdrawn on March 28, 2018.

(b)
Represents income associated with the change in fair value of the TRA liability. See “—Components of Earnings—Interest and Taxes” and  “Note 5 - Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

(c)
Represents costs related to the specific legal and regulatory matters described in “Part II. Item 1. Legal Proceedings” and “Note 15 - Certain Legal Matters” of the notes to the unaudited consolidated financial statements.

Components of Earnings

Patient Service Operating Revenues

Patient service operating revenues. The major component of our revenues, which is included in patient service operating revenues, is derived from dialysis treatments and related services. Our patient service operating revenues primarily consist of reimbursement for dialysis treatments and related services. Sources of revenues are principally from government-based programs, including Medicare, Medicaid and state workers' compensation programs, commercial insurance payors and other sources such as the VA, hospitals as well as patient pay. Patient service operating revenue is reported at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing dialysis treatments and related services. These amounts are due from third-party payors, including government-based programs and commercial insurance payors, patients and others and may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews, and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed. Revenue is recognized as performance obligations are satisfied.

A usual and customary fee schedule is maintained for dialysis treatment and other related services; however, the transaction price is typically at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulation. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance, and historical collection experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with each patient. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as patient receivables.

Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors and is largely comprised of balances relating to services billed to non-contracted providers. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, the Company reviews previous payment history and records a reserve that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods, at the patient level. This constraint on variable consideration is based on the probability of a reversal of an amount that is significant relative to the cumulative revenue recognized for the contract.

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

Transaction-related costs. Transaction-related costs represent costs associated with our registration statement and the secondary offering that was withdrawn in March 2018.  These costs include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives.

Certain legal matters.  Certain legal matters cost includes legal fees and other expenses associated with matters outside the ordinary course of our business, including, but not limited to, our handling of, and response to, the UnitedHealth Group litigation, a now-concluded SEC inquiry, the CMS request for information, the securities and derivative litigation, the subpoena from the United States Attorney's Office, District of Massachusetts, and our internal review and analysis of factual and legal issues relating to the aforementioned matters. See "Part II. Item 1. Legal Proceedings” and “Note 15 - Certain Legal Matters” of the notes to the unaudited consolidated financial statements.

Operating Income

Operating income is equal to our patient service operating revenues minus our operating expenses. Our operating income is impacted by the factors described above and reflects the effects of losses relating to our start-up clinics.

Interest and Taxes

Interest expense, net. Interest expense represents charges for interest associated with our corporate level debt and credit facilities entered into by our dialysis clinics.

Income tax receivable agreement income/expense. Income tax receivable agreement income/expense is the income/expense associated with the change in the fair value of the TRA from the prior quarter end.

Income tax benefit. Income tax benefit is recorded on our share of pre-tax income from our wholly owned subsidiaries and joint ventures as these entities are pass-through entities for tax purposes. We are not taxed on the share of pre-tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in our financial statements has not been presented net of income taxes attributable to these noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which is primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities.  Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than us, is classified within the line item Net income attributable to noncontrolling interests. See also “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Opertions—Critical Accounting Policies and Estimates—Noncontrolling Interests” in our Form 10-K and “Note 8 - Noncontrolling Interests Subject to Put Provisions” of the notes to the unaudited consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2018 Compared With Three Months Ended March 31, 2017

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended March 31,		Increase (Decrease)
				Percentage
	2018	2017	Amount	Change
Patient service operating revenues	$194,672	$177,025	$17,647	10.0%
Operating expenses:
Patient care costs	133,731	120,301	13,430	11.2%
General and administrative	24,960	31,244	(6,284)	(20.1)%
Transaction-related costs	856	—	856	NM
Depreciation and amortization	9,623	9,074	549	6.1%
Certain legal matters	4,103	3,936	167	4.2%
Total operating expenses	173,273	164,555	8,718	5.3%
Operating income	21,399	12,470	8,929	71.6%
Interest expense, net	(7,457)	(7,609)	152	(2.0)%
Income tax receivable agreement (expense) income	(1,021)	4,517	(5,538)	(122.6)%
Income before income taxes	12,921	9,378	3,543	37.8%
Income tax benefit	(792)	(3,524)	2,732	NM
Net income	13,713	12,902	811	6.3%
Less: Net income attributable to noncontrolling interests	(14,623)	(14,153)	(470)	3.3%
Net loss attributable to American Renal Associates Holdings, Inc.	$(910)	$(1,251)	$341	(27.3)%
___________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended March 31, 2018 were $194.7 million, an increase of 10.0% from $177.0 million for the three months ended March 31, 2017. The increase in patient service operating revenues was primarily due to an increase of approximately 5.2% in the number of dialysis treatments and reimbursement of certain pharmaceuticals under the Medicare ESRD PPS Transitional Drug Add-on Payment Adjustment (“TDAPA”), which became effective January 1, 2018. Non-acquired treatment growth was 4.2% and acquired treatment growth 1.0%. Patient service operating revenues relating to start-up clinics for the three months ended March 31, 2018 were $2.6 million compared to $4.6 million for the three months ended March 31, 2017, a decrease of $2.0 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the three months ended March 31, 2018 was $348 compared with $333 for the three months ended March 31, 2017, an increase of 4.6%. As a source of revenue by payor type, government-based and other payors accounted for 67.8% and 63.9%, respectively, of our revenues for the three months ended March 31, 2018 and 2017.

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2018 were $133.7 million, an increase of 11.2% from $120.3 million for the three months ended March 31, 2017. This increase was primarily due to an increase in the number of treatments and an increase in supply expense in connection with the TDAPA program referenced above. As a percentage of patient service operating revenues, patient care costs were approximately 68.7% for the three months ended March 31, 2018 compared to 68.0% (or 67.0% excluding the Modification Expense) for the three months ended March 31, 2017. Patient care costs per treatment for the three months ended March 31, 2018 were $239, compared to $226 for the three months ended March 31, 2017.  Patient care costs per treatment excluding the Modification Expense were $223 for the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2018 were $25.0 million, a decrease of 20.1% from $31.2 million for the three months ended March 31, 2017. The decrease was primarily due to $7.4 million in Modification Expense incurred in 2017. As a percentage of patient service operating revenues, general and administrative expenses were approximately 12.8% for the three months ended March 31, 2018 compared to 17.6% (or 13.5% excluding the Modification Expense) for the three months ended March 31, 2017. General and administrative expenses per treatment for the three months ended March 31, 2018 were $45, compared to $59 for the three months ended March 31, 2017.  General and administrative expenses per treatment excluding the Modification Expense were $45 for the three months ended March 31, 2017.

Transaction-related costs. Transaction related costs for the three months ended March 31, 2018 were $0.9 million. These costs represent costs associated with our registration statement and the withdrawn secondary offering.  They include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2018 was $9.6 million, compared to $9.1 million for the three months ended March 31, 2017. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.9% for the three months ended March 31, 2018 compared to 5.1% for the three months ended March 31, 2017.

Certain Legal Matters. Certain legal matter costs for the three months ended March 31, 2018 were $4.1 million, compared to $3.9 million for the three months ended March 31, 2017. See “Part II. Item 1. Legal Proceedings.”

Operating Income

Operating income for the three months ended March 31, 2018 was $21.4 million, an increase of $8.9 million, or 71.6%, from $12.5 million for the three months ended March 31, 2017. The increase was primarily due to the factors described above under “Patient Service Operating Revenues.” For the three months ended March 31, 2018 and 2017, start-up clinics reduced operating income by $3.1 million and $2.9 million, respectively, an increase of $0.2 million reflecting the timing of opening and certification of de novo clinics each year as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. As a percentage of patient service operating revenues, operating income was 11.0% for the three months ended March 31, 2018 compared to 7.0% for the three months ended March 31, 2017, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2018 was $7.5 million, and for the three months ended March 31, 2017 was $7.6 million, a decrease of 2.0%.

Income tax receivable agreement (expense) income. Income tax receivable agreement (expense) income for the three months ended March 31, 2018 and 2017 was $(1.0) million and $4.5 million, respectively. This (expense) income represents the change in the estimated fair value of the TRA liability during each period.

Income tax benefit.  The benefit for income taxes for the three months ended March 31, 2018 and March 31, 2017 represented an effective tax rate of (6.1)% and (37.6)%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the three months ended March 31, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2018 was $14.6 million, representing an increase of 3.3% from $14.2 million for the three months ended March 31, 2017. The increase was primarily due to increased profitability in our joint ventures.

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

As discussed in “Part II. Item 1. Legal Proceedings,” we are involved in various legal proceedings.  Except as otherwise described therein, we cannot yet assess our potential liability, if any, for those legal proceedings. Any adverse outcome could have a material adverse effect on our business, financial condition and results of operations. Regardless of the outcome, we will continue to incur significant expenses in connection with these proceedings. We have incurred approximately $4.1 million and $3.9 million in legal costs during the three months ended March 31, 2018 and 2017, respectively, in connection with these matters.  The potential costs that we may incur in the future will likely continue to vary from quarter to quarter, depending on the timing of proceedings, and they may continue to be material.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$21,009	$16,522
Net cash used in investing activities	(7,351)	(6,406)
Net cash used in financing activities	(20,896)	(26,929)
Net decrease in cash and restricted cash	$(7,238)	$(16,813)

Cash Flows from Operations

Net cash provided by operating activities for the three months ended March 31, 2018 was $21.0 million compared to $16.5 million for the same period in 2017, an increase of $4.5 million, or 27.2%, primarily attributable to changes in operating assets and liabilities, partially offset by decreases in stock compensation expense.

Days sales outstanding was 40 days as of March 31, 2018 and 39 days as of March 31, 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $7.4 million compared to $6.4 million for the same period in 2017, an increase of $0.9 million, or 14.8%, due to development capital expenditures, primarily incurred in connection with de novo clinics.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was $20.9 million compared to $26.9 million for the same period in 2017, a decrease of $6.0 million.  Our distributions to our partners were $16.7 million for the three months ended March 31, 2018 compared to $19.0 million for the same period in 2017. Additionally, our purchases of noncontrolling interests in existing clinics were $3.2 million for the three months ended March 31, 2018 compared to $4.5 million for the same period in 2017.

Capital Expenditures

For the three months ended March 31, 2018 and 2017, we made capital expenditures of $9.9 million and $6.4 million, respectively, of which $6.9 million and $4.5 million, respectively, were development capital expenditures, primarily incurred in connection with de novo clinic development, and $3.0 million and $1.9 million, respectively, were maintenance capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. During the calendar year 2018, we expect to spend approximately 4% to 5% of total revenues for development capital expenditures and 1% to 2% of total revenues on maintenance capital expenditures.

Debt Facilities

As of March 31, 2018, we had outstanding $567.2 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) (and no outstanding letters of credit). Our outstanding indebtedness included $436.7 million of term B loans under our 2017 Credit Agreement (as defined below) as of March 31, 2018. Our outstanding indebtedness included $2.5 million of other corporate debt as of March 31, 2018. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $119.0 million as of March 31, 2018 with maturities ranging from April 2018 to January 2025 and interest rates ranging from 3.31% to 7.38%. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $9.0 million as of March 31, 2018 with maturities ranging from September 2018 to July 2020 and interest rates ranging from 4.15% to 8.08%. See Note 9 - Debt of the notes to the consolidated financial statements for further information about our debt and Note 13 - Related Party Transactions of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

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

On June 22, 2017, ARH borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay outstanding balances under the then existing prior first lien credit agreement and the payment of customary fees and expenses incurred in connection with the foregoing.
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
The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of March 31, 2018, the interest payable quarterly was 5.13%.
Any outstanding loans under the 2017 Revolving Credit Facility will bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. There were no borrowings outstanding under the 2017 Revolving Credit Facility as of March 31, 2018. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries and, as of March 31, 2018, was 0.50%.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of March 31, 2018, the Company was in compliance with these covenants.
The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.
Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law. Our financial statements for the three-months ended March 31, 2018 reflect certain effects of the 2017 Tax Act, which includes a reduction in the corporate tax rate from 35% to 21%. Consistent with Staff Accounting Bulletin No. 118 issued by the Securities and Exchange Commission (“SEC”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, we provisionally recorded an income tax benefit of $1.5 million related to the 2017 Tax Act for the year ended December 31, 2017. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In subsequent periods, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017 by the U.S. Department of the Treasury. The effects of the 2017 Tax Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the 2017 Tax Act for which a provisional estimate could not be made, and such changes could be material.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of March 31, 2018 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders and obligations under our income tax receivable agreement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$127,993	$30,408	$60,843	$28,344	$8,398
Term B loans(1)	436,700	3,300	8,800	8,800	415,800
Other corporate debt	2,463	422	1,191	850	—
Operating leases(2)	184,605	22,061	51,671	43,393	67,480
Interest payments(3)	153,164	21,437	51,974	46,847	32,906
Purchase obligation(4)	129,821	26,196	52,325	51,300	—
Total	$1,034,746	$103,824	$226,804	$179,534	$524,584
_____________________________

(1)	Bear interest at a variable rate, with principal payments of $1.1 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.3 million per year from 2018 through 2022 and approximately $0.2 million or less thereafter.

(3)
Represents interest payments on debt obligations, including the 2017 Term B loan facility described above under the 2017 Credit Agreement. To project interest payments on floating rate debt, we have used the rate as of March 31, 2018.

(4)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with Amgen and Vifor for the purchase of certain ESAs. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”). Additionally, we have certain put agreements that are exercisable upon the occurrence of certain events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the Company's IPO, of which some were exercised during the three months ended March 31, 2018. If the put obligations are exercised by a physician partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 8 - Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligations as of March 31, 2018.

Noncontrolling interest subject to put provisions (dollars in thousands)	March 31, 2018
Time-based puts	$116,314
Event-based puts	32,455
Total Obligation	$148,769

As of March 31, 2018, $38.8 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2018 and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2018 were exercised on April 1, 2018 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2018	36,994
2019	12,581
2020	23,684
2021	22,786
2022	12,602
Thereafter	7,667
Total	$116,314

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by physician partners which, if successful, could cause an increase to the amount we owe. As of March 31, 2018, we had recorded liabilities of approximately $116.3 million for all existing time-based obligations, of which we have estimated approximately $11.1 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The physician partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.  In addition, as of March 31, 2018, we had $32.5 million of event-based put obligations.

Dividend Equivalent Payments

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which was paid on vested options and becomes due upon vesting for unvested options.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $5.3 million in the aggregate, to option holders, and, in the case of some performance and market options, as of March 31, 2018 a future payment will be due upon vesting totaling $1.6 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2017 is estimated to be $7.6 million as of March 31, 2018.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recent Accounting Pronouncements

See Note 1 - Basis of Presentation and Organization to the consolidated financial statements.

Critical Accounting Policies and Estimates

For a description of the Company’s critical accounting policies and use of estimates, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in the Company's Form 10-K for the year ended December 31, 2017.

Refer to Note 1 and Note 2 to the unaudited consolidated financial statements for an update to the accounting policy for revenue recognition as a result of adoption of ASU 2014-09, Revenue with Contracts from Customers, on January 1, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For the Company's disclosures about market risk, please see "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the Company's Form 10-K for the year ended December 31, 2017 filed with the SEC. Except as described below, there have been no material changes to the Company's disclosures about market risk in “Part II. Item 7A” of such Form 10-K.

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of March 31, 2018, there were no borrowings under the 2017 Revolving Credit Facility. If we were to draw on it, then we would also be subject to changes in interest rates with respect to these borrowings. We may be exposed to interest rate volatility to the extent such interest rate risk is not hedged.

     We enter into interest swap and cap agreements from time to time as a means of hedging exposure to, and volatility from, variable-based interest rate changes as part of an overall interest rate risk management strategy. These swap and cap agreements are not held for trading or speculative purposes and have the economic effect of converting the LIBOR variable component of our interest rate on our long-term debt to a fixed rate.

In March 2017, the Company entered into a forward starting interest rate swap agreement and two interest rate cap agreements (the “agreements”) with notional amounts totaling $280,000, as a means of fixing the floating interest rate component on $440,000 of our variable-rate debt under our Term B Loan Facility. The agreements are designated as cash flow hedges, with a termination date of March 31, 2021.

Because these agreements are designated as cash flow hedges, hedge-effective gains or losses resulting from changes in fair value of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of March 31, 2018, the instruments were perfectly effective. In the event the critical terms of the agreements no longer match the Company's exposure, we will measure the ineffectiveness, and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that have settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on the Company's interest rate swap and caps outstanding as of March 31, 2018, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2018. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

United Litigation

As previously disclosed, ARA and its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) were named as defendants in a complaint filed by three affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (the “Court”) on July 1, 2016. On August 12, 2016, ARA and ARA OpCo each filed a motion to dismiss the action. On September 2, 2016, plaintiffs filed an amended complaint, dropping one of the United affiliates as a plaintiff. On September 30, 2016, ARA and ARA OpCo each filed a motion to dismiss the amended complaint. On January 17, 2017, plaintiffs filed a motion seeking to file a second amended complaint, which would add American Renal Management LLC (“ARM”) as a defendant. On March 13, 2017, the Court granted leave to amend, and United filed its second amended complaint on the same day. On May 8, 2017, the Court granted ARA’s motion to dismiss for lack of personal jurisdiction and dismissed ARA from the lawsuit without prejudice. The lawsuit remains pending against ARA OpCo and ARM. ARA OpCo and ARM moved to dismiss the second amended complaint on March 27, 2017. The Court held a hearing on ARA OpCo and ARM's motions to dismiss the second amended complaint on June 23, 2017. On March 27, 2018, the Court entered an order granting the motion to dismiss in part and denying the motion in part. The second amended complaint relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA-compliant individual marketplace plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering, and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the American Kidney Fund. The second amended complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, and declaratory and injunctive relief, as well as attorney’s fees and court costs. Jurisdictional discovery was completed and merits discovery has commenced and is continuing. The Company has received letters from other insurance companies seeking information regarding matters relating to the insurance companies’ covered patients similar in nature to the matters underlying the United complaint.

On March 30, 2018, two affiliates of United, United Healthcare Insurance Company and United Healthcare Services, Inc. (together, “United Healthcare”), filed a complaint in the United States District Court for the District of Massachusetts against ARA OpCo and ARM. The complaint relates to patients who received, and some of whom continue to receive, dialysis at ARA OpCo facilities and who were insured under one of United Healthcare's commercial employer group health plans or COBRA plans. The plaintiffs assert various state law claims and allege violations of certain state laws that prohibit unfair or deceptive acts or practices in business transactions, healthcare kickbacks and false insurance claims in connection with, among other things, the submission of claims to United Healthcare, the referral of patients to ARA OpCo clinics by ARA OpCo’s nephrologist partners and premium payment assistance by the AKF. With respect to these claims, the complaint seeks unspecified actual, consequential and punitive monetary damages, together with interest and costs, as well as attorney’s fees and court costs. The plaintiffs also seek restitution and declaratory and injunctive relief, as well as attorney's fees and costs, under the Employee Retirement Income and Security Act of 1974 and other federal law for alleged violations of the applicable commercial plan agreements.
We believe these lawsuits are without merit and will continue to vigorously defend ourselves. We expect to remain in active litigation with respect to the foregoing matters, and we also have continued to explore all our options for the resolution of our disputes with United, including settlement discussions and/or mediation. See also “Part I. Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected” in our Form 10-K for the year ended December 31, 2017 and “Part II. Item 1A. Risk Factors—Risks Related to Our Business—Our ongoing dispute with United could adversely affect our reimbursement rates, operating results and cash flows” in this Form10-Q.
Certain Other Legal Matters
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
In addition, the Company received a demand letter, dated January 27, 2017, from Stephen Bushansky, a shareholder, relating to the subject matter covered by the United complaint and the class action complaints described above. By letter dated May 8, 2017, attorneys for the shareholder were informed that the board of directors had determined not to pursue potential claims against individuals as set forth in the demand letter. On May 23, 2017, the board of directors received further correspondence from the shareholder requesting additional information concerning the board's determination not to pursue potential claims against individuals. On June 6, 2017, the board sent a response letter to the shareholder declining to provide additional information. On October 25, 2017, Mr. Bushansky filed a derivative lawsuit purportedly on behalf of us against the members of our board of directors. The lawsuit was filed in the United States District Court for the District of Massachusetts. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, gross mismanagement, unjust enrichment and indemnification based on, generally, the subject matter covered by the United complaint and related class action complaints, alleged misstatements and omissions in the Company’s 2017 proxy statement, and the board of directors’ conduct in responding to the January 2017 demand letter. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, reforms to the Company’s compliance, internal control systems and corporate governance practices and procedures, restitution, disgorgement, and costs and attorney’s fees. On January 26, 2018, the parties engaged in a mediation during which an agreement in principle to settle the case was reached. On March 29, 2018, the parties entered into a settlement agreement and filed the agreement with the Court. The settlement agreement, which is subject to Court approval, provides for, among other things, a settlement payment of $350,000, inclusive of attorney’s fees, and certain corporate governance changes. The payment will be made by the Company’s insurer. The settlement will resolve the claims currently asserted against all defendants in the action without any liability or wrongdoing attributed to them.
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
 Except as described below, there have been no material changes with respect to the risk factors described in “Part I. Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2017.
Our ongoing disputes with United could adversely affect our reimbursement rates, operating results and cash flows.
As previously disclosed, our wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”) and its subsidiary, American Renal Management LLC (“ARM”), are defendants in two suits brought by affiliates of UnitedHealth Group Incorporated (“United”). One matter, initiated in 2016, relates to 30 patients who have received, and some of whom continue to receive, dialysis at 12 clinics in Florida and Ohio and who obtained coverage under one of United’s ACA plans. The plaintiffs in this matter assert various state law claims and allege violations of certain state laws that prohibit false insurance claims, healthcare kickbacks, patient brokering and violations of the applicable commercial plan agreements in connection with, among other things, premium payment assistance by the AKF. The second matter, initiated in March 2018, relates to patients who received, and some of whom continue to receive, dialysis at our facilities and who were insured under one of United's commercial employer group health plans or COBRA plans. The plaintiffs in this matter assert various state law claims and allege violations of Massachusetts state laws that prohibit unfair or deceptive acts or practices in business transactions, healthcare kickbacks and false insurance claims in connection with, among other things, the submission of claims to United, the referral of patients to ARA clinics by ARA’s nephrologist partners and premium payment assistance by the AKF. The plaintiffs in this matter also allege violations of the applicable commercial plan agreements for which they seek restitution under the Employee Retirement Income and Security Act of 1974. We are vigorously defending ourselves in these matters, and we expect to remain in active litigation during 2018. See “Item 3. Legal Proceedings.”
As described in the risk factor “If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected” in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2017, we continue to experience rate pressure from commercial payors, and in particular from United, including reductions in reimbursement rates with respect to some patients and efforts to limit certain patients’ access to our clinics. We do not have a contract with United, and for most patients covered by United, our clinics are out-of-network providers. As previously disclosed, United has sought to limit access to our clinics for all patients receiving charitable premium assistance and to renegotiate commercial reimbursement rates generally. United has also exerted pressure on certain of our physician partners relating to patients who have out-of-network benefits, and some of those physician partners have received network termination notices from United. Our treatment volume from patients covered by United decreased in 2017 compared to 2016, and this trend could continue in the future, including as a result of these actions. In addition, if a large commercial payor, such as United, for which we are an out-of-network provider were to reduce reimbursement rates for a significant portion of our patients covered by them, our profitability would be materially adversely affected. See “—Risks Related to Our Business—If the rates paid by commercial payors decline, our operating results and cash flows would be adversely affected” in Item 1A. Risk Factors in our Form 10-K for the year ended December 31, 2017.
Our overall dispute with United is a source of continuing uncertainty in our business. An unfavorable decision or resolution of either of the United matters could adversely affect our results of operations and cash flows as well as our relationships with other commercial payors. In addition, we may have limited ability to address actions of the type taken by United or may be unable to do so except in a manner that materially adversely affects our results of operations. In particular, we may determine that it is appropriate, as part of a broader resolution of our dispute with United or otherwise, to enter into a long-term contract with United (or with other commercial payors for which we are an out-of-network provider) even if the reimbursement rates under that contract are less favorable to us (and possibly materially so) than the rates we currently receive and even if they materially adversely affect our profitability in this and future years. Any of these circumstances could have a material adverse effect on our business, revenues, results of operations and cash flows.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________________
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

May 8, 2018

(Date)