Form 10-Q
period 2018-06-30
American Renal Associates Holdings, Inc.
filed 2018-08-07
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 6, 2018 there were 32,466,769 shares of the registrant’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains certain “forward-looking statements” and information relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, us. Forward-looking statements include, but are not limited to, those statements that are based upon management's current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to “estimates,” “expects,” “contemplates,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “may,” “should” and variations of such words or similar expressions. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. These and other important factors, including those discussed in “Part I. Item 1A. Risk Factors” in the Company’s Form 10-K for the year ended December 31, 2017, and in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q, as such risk factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission, may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements. Some of the factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, among others, the following:

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

•
changes to the Medicare end-stage renal disease (“ESRD”) program that could affect reimbursement rates and evaluation criteria, as well as changes in Medicaid or other non-Medicare government programs or payment rates, including the ESRD prospective payment rate system proposed rule for 2019 issued July 11, 2018;

•	federal or state healthcare laws that could adversely affect us;

•
our ability to comply with all of the complex federal, state and local government regulations that apply to our business, including those in connection with federal and state anti-kickback laws and state laws prohibiting the corporate practice of medicine or fee-splitting;

•	heightened federal and state investigations and enforcement efforts;

•	the impact of the litigation by affiliates of UnitedHealth Group, Inc. and the resolution thereof, and the Department of Justice inquiry;

•	changes in the availability and cost of erythropoietin-stimulating agents and other pharmaceuticals used in our business;

•	development of new technologies that could decrease the need for dialysis services or decrease our in-center patient population;

•	our ability to timely and accurately bill for our services and meet payor billing requirements;

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

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Cash	$69,403	$71,521
Accounts receivable, less allowance for doubtful accounts of $1,834 and $6,757, respectively	91,508	79,662
Inventories	6,535	4,665
Prepaid expenses and other current assets	20,338	24,998
Income tax receivable	4,713	6,745
Total current assets	192,497	187,591
Property and equipment, net of accumulated depreciation of $183,077 and $167,390, respectively	167,621	168,537
Intangible assets, net of accumulated amortization of $23,819 and $23,419, respectively	24,966	25,368
Other long-term assets	19,639	9,285
Goodwill	570,946	573,427
Total assets	$975,669	$964,208

Liabilities and Equity
Accounts payable	$52,849	$33,421
Accrued compensation and benefits	30,881	28,985
Accrued expenses and other current liabilities	48,961	49,963
Current portion of long-term debt	46,660	44,534
Total current liabilities	179,351	156,903
Long-term debt, less current portion	509,983	515,554
Income tax receivable agreement payable	6,037	7,500
Other long-term liabilities	33,819	14,880
Deferred tax liabilities	4,696	8,991
Total liabilities	733,886	703,828
Commitments and contingencies (Note 14 and Note 15)
Noncontrolling interests subject to put provisions	145,500	139,895
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,458,837 and 32,034,439 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	195	193
Additional paid-in capital	69,170	67,853
Receivable from noncontrolling interests	(477)	(358)
Accumulated deficit	(142,493)	(123,789)
Accumulated other comprehensive income (loss), net of tax	1,227	(677)
Total American Renal Associates Holdings, Inc. deficit	(72,378)	(56,778)
Noncontrolling interests not subject to put provisions	168,661	177,263
Total equity	96,283	120,485
Total liabilities and equity	$975,669	$964,208
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Patient service operating revenues	$217,178	$185,992	411,850	363,017
Operating expenses:
Patient care costs	140,562	118,059	274,293	238,360
General and administrative	26,803	26,381	51,763	57,625
Transaction-related costs (Note 1)	—	717	856	717
Depreciation and amortization	9,814	9,382	19,437	18,456
Certain legal matters (Note 15)	32,546	4,297	36,649	8,233
Total operating expenses	209,725	158,836	382,998	323,391
Operating income	7,453	27,156	28,852	39,626
Interest expense, net	(8,131)	(7,188)	(15,588)	(14,797)
Loss on early extinguishment of debt	—	(526)	—	(526)
Income tax receivable agreement income (expense)	1,736	(2,641)	715	1,876
Income before income taxes	1,058	16,801	13,979	26,179
Income tax (benefit) expense	(1,219)	410	(2,011)	(3,114)
Net income	2,277	16,391	15,990	29,293
Less: Net income attributable to noncontrolling interests	(20,285)	(18,497)	(34,908)	(32,650)
Net loss attributable to American Renal Associates Holdings, Inc.	(18,008)	(2,106)	(18,918)	(3,357)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(884)	(2,527)	(302)	(13,610)
Net loss attributable to common shareholders	$(18,892)	$(4,633)	$(19,220)	$(16,967)

Loss per share (Note 12):
Basic	$(0.59)	$(0.15)	$(0.60)	$(0.55)
Diluted	$(0.59)	$(0.15)	$(0.60)	$(0.55)
Weighted-average number of common shares outstanding
Basic	31,932,705	30,986,689	31,877,286	30,947,304
Diluted	31,932,705	30,986,689	31,877,286	30,947,304

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$2,277	$16,391	$15,990	$29,293
Unrealized gain (loss) on derivative agreements, net of tax	467	(676)	2,118	(1,320)
Total comprehensive income	2,744	15,715	18,108	27,973
Less: Comprehensive income attributable to noncontrolling interests	(20,285)	(18,497)	(34,908)	(32,650)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(17,541)	$(2,782)	$(16,800)	$(4,677)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2017	$139,895	32,034,439	$193	$67,853	$(358)	$(123,789)	$(677)	$(56,778)	$177,263
Net income (loss)	9,248	—	—	—	—	(18,918)	—	(18,918)	25,660
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock-based compensation	—	—	—	2,927	—	—	—	2,927	—
Exercise of stock options	—	92,750	2	394	—	—	—	396	—
Issuance of restricted stock awards	—	348,708	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(719)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(16,341)	—	(367)	—	—	—	(367)	—
Cash dividend equivalents accrued on share-based payments, net	—	—	—	517	—	—	—	517	—
Distributions to noncontrolling interests	(10,446)	—	—	—	—	—	—	—	(23,743)
Contributions from noncontrolling interests	676	—	—	—	(119)	—	—	(119)	1,963
Purchases of noncontrolling interests	(1,062)	—	—	(5,953)	—	—	—	(5,953)	(1,586)
Sales of noncontrolling interests	—	—	—	29	—	—	—	29	63
Reclassification/other adjustments	10,405	—	—	554	—	—	—	554	(10,959)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	2,118	2,118	—
Change in fair value of noncontrolling interests	(3,216)	—	—	3,216	—	—	—	3,216	—
Balance at June 30, 2018	$145,500	32,458,837	$195	$69,170	$(477)	$(142,493)	$1,227	$(72,378)	$168,661

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Six Months Ended June 30,
Operating activities	2018	2017
Net income	$15,990	$29,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,437	18,456
Amortization of discounts, fees and deferred financing costs	989	1,065
Loss on extinguishment of debt	—	526
Stock-based compensation	2,927	13,731
Premium paid for interest rate cap agreements	—	(1,186)
Deferred taxes	(5,014)	729
Income tax receivable agreement income	(715)	(1,876)
Non-cash charge related to derivative agreements	5	173
Non-cash rent charges	161	431
Loss on disposal of assets	279	190
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,846)	3,286
Inventories	(1,870)	(284)
Prepaid expenses and other current assets	7,119	(9,637)
Other assets	(8,733)	(552)
Accounts payable	19,428	(2,943)
Accrued compensation and benefits	1,896	(449)
Accrued expenses and other liabilities	18,426	1,407
Cash provided by operating activities	58,479	52,360
Investing activities
Purchases of property, equipment and intangible assets	(18,418)	(14,053)
Proceeds from asset sales	2,500	—
Cash used in investing activities	(15,918)	(14,053)
Financing activities
Net proceeds from issuance of long-term debt	—	267,564
Cash paid for financing costs	—	(3,914)
Proceeds from term loans, net of deferred financing costs	28,946	11,991
Payments on long-term debt	(33,198)	(286,525)
Dividends and dividend equivalents paid	(278)	(8,680)
Proceeds from exercise of stock options	396	536
Vested restricted stock awards withheld on net share settlement	(367)	—
Distributions to noncontrolling interests	(34,189)	(38,542)
Contributions from noncontrolling interests	2,520	2,887
Purchases of noncontrolling interests	(8,601)	(9,507)
Proceeds from sales of additional noncontrolling interests	92	—
Cash used in financing activities	(44,679)	(64,190)

Decrease in cash and restricted cash	(2,118)	(25,883)
Cash and restricted cash at beginning of period	71,621	100,916
Cash and restricted cash at end of period	$69,503	$75,033

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,525	$1,320
Cash paid for interest	12,665	13,435

Supplemental Disclosure of Non-Cash Financing Activities
Accrued purchases of noncontrolling interests	—	16,500
Liability for accrued dividend equivalent payments, net	517	2,544
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of June 30, 2018, the Company owned and operated 233 dialysis clinics treating 16,018 patients in 26 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Each clinic is maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

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

Segment Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker as of June 30, 2018, or decision-making group, in making decisions how to allocate resources and assess performance. The Company views its operations and manages its business as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

2018 Secondary Offering

The Company recognized $856 of transaction-related costs in the six months ended June 30, 2018, reflecting expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. These costs include legal, accounting, valuation and other professional or consulting fees.

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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) – Leases: Amendments to the FASB Accounting Standards Codification. The amendments are expected to increase transparency and comparability by recognizing lease assets and liabilities of lessees on the balance sheet and disclosing key information about leasing arrangements in the financial statements. Since February 2016, the FASB has issued additional updates to serve as targeted improvements to the original standard update. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all organizations. The Company has engaged a professional services firm to assist in the implementation of ASU 2016-02. The Company expects a balance sheet extension due to the “on balance sheet” recognition of right of use assets and liabilities for agreed lease payment obligations related to certain leased clinics and buildings which are currently classified as operating leases. The impact on the Company will depend on the contract portfolio at the effective date, as well as the transition method. The Company does not expect any impact on the current debt covenants, as described in Note 9 - Debt.  The guidance should be applied under a modified retrospective transition approach, with an option to apply the guidance either at the beginning of the earliest comparative period presented, or to apply the new guidance at the adoption date. The Company expects to apply the modified retrospective method at the beginning of the period of adoption after review of the analysis is performed. The Company is currently assessing the impact the adoption of ASU 2016-02 will have on the consolidated financial statements, and has implemented lease accounting systems which will ultimately assist in the application of the new standard.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”), which requires companies to recognize revenue when a customer obtains control rather than when companies have transferred substantially all risks and rewards of a good or service. Since May 2014, the FASB has issued additional updates to serve as clarification to the original standard update. The new standard also requires entities to enhance disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

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
As a result of the Company’s election to apply the new standard only to contracts not substantially completed as of January 1, 2018, the Company continues to maintain an allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of the new accounting standards.  Changes to this allowance for doubtful accounts, other than write-offs of uncollectible accounts, are recorded through the provision for uncollectible accounts in accordance with prior accounting standards. The Company's provision for uncollectible accounts was $1,610 and $3,217 for the three and six months ended June 30, 2017.

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
Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing dialysis treatments

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

and related services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the retroactive adjustment is subsequently resolved. Estimated settlements are adjusted in future periods as adjustments become known (i.e., new information becomes available), or as years are settled or are no longer subject to such audits, reviews, and investigations.
The Company recorded $5,521 of revenue during the three and six months ended June 30, 2018 related to adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period related to a payor. Excluding the impact of this payor, adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period were immaterial for the three and six months ended June 30, 2018. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. The Company obtained new information, such as actual cash receipt, and adjusted the estimated transaction price at the patient level.
Amounts pending approval from third-party payors associated with Medicare bad debt claims as of June 30, 2018 and December 31, 2017, other than standard monthly billing, consisted of approximately $14,214 and $10,744, respectively. As of June 30, 2018, $5,797 is classified as Prepaid and other current assets and $8,417 is classified as Other long-term assets. As of December 31, 2017, the entire balance is classified as Prepaid and other current assets.
The composition of patient care service revenue by source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Revenues:	2018	2017	2018	2017
Medicare and Medicare Advantage	63%	58%	63%	59%
Commercial and other (1)	33%	38%	33%	37%
Medicaid and Managed Medicaid	4%	3%	4%	3%
Other (2)	—%	1%	—%	1%
	100%	100%	100%	100%
_____________________

(1)	Principally commercial insurance companies and also includes the VA, which we refer to collectively as “Commercial and other.”

(2)	Other sources of revenues include hospitals and patient pay. “Patient pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet that sum to the total of the same such amounts shown in the statement of cash flows.

June 30, 2018
Cash	$69,403
Restricted cash included in other long-term assets	100
Total cash and restricted cash shown in the statement of cash flows	$69,503

Restricted cash included in other long-term assets on the balance sheet represent those amounts required to be set aside by contractual agreement with a financial institution.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

4. GOODWILL

Changes in goodwill were as follows:

Balance at December 31, 2017	$573,427
Acquisitions	—
Divestitures	(2,481)
Balance at June 30, 2018	$570,946

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at June 30, 2018.

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

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the six months ended June 30, 2018 and the year ended December 31, 2017.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$474	$—	$474	$—
Interest rate derivative agreements (included in Other long-term assets)	2,058	—	2,058	—
Total Assets	$2,532	$—	$2,532	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$6,400	$—	$—	$6,400
Temporary Equity
Noncontrolling interests subject to put provisions	$145,500	$—	$—	$145,500

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$46	$—	$46	$—
Interest rate derivative agreements (included in Other long-term assets)	255	—	255	—
Total Assets	$301	$—	$301	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$7,500	$—	$—	$7,500
Interest rate swap agreement (included in Accrued expenses and other current liabilities)	403	—	403	—
Interest rate swap agreement (included in Other long-term liabilities)	198	—	198	—
Total Liabilities	$8,101	$—	$601	$7,500
Temporary Equity
Noncontrolling interests subject to put provisions	$139,895	$—	$—	$139,895

The following table provides the fair value rollforward for the six months ended June 30, 2018 for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2017	$7,500
Options exercised and dividend equivalent payment vesting	(385)
Total realized/unrealized gains:
Included in earnings and reported as Income tax receivable agreement income	(715)
Balance at June 30, 2018	$6,400

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimates the fair value of the first lien term loans to be $435,062 as of June 30, 2018, compared to a carrying value of $436,700. As of December 31, 2017, the Company estimates the fair value of the first lien term loans approximates the carrying value at $437,800.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	June 30, 2018	December 31, 2017
Accrued compensation	$17,017	$17,987
Accrued vacation pay	13,864	10,998
	$30,881	$28,985

Accrued expenses and other current liabilities consist of the following:

	June 30, 2018	December 31, 2017
Payor refunds and retractions	$26,050	$28,935
Other	22,911	21,028
	$48,961	$49,963

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

The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations. As of June 30, 2018, these consolidated financial statements include total assets of VIEs of $19,953 and total liabilities of VIEs of $10,706.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings LLC (“Term Loan Holdings”).  Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company's consolidated financial statements.  The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion.  The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which the Company guarantees.  See Note 13 - Related Party Transactions.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain put agreements which are exercisable upon the occurrence of specific events, including the sale of all or substantially all of the Company's assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that the put provisions are not mandatorily redeemable. Some of these puts accelerated as a result of the Company’s IPO, of which some were exercised during the six months ended June 30, 2018. If the remaining unexercised put provisions are exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the put provisions are reported at the estimated fair value for accounting purposes, while some put provisions are stated at the contractual estimated fair value or redemption value, as outlined in each specific put provision.  The put options of such noncontrolling interest holders were determined based on inputs that were not readily available in public markets or able to be derived from information available in publicly quoted markets.

As such, the Company categorized the put options of the noncontrolling interest holders as Level 3. The fair value of noncontrolling interests subject to puts is arrived at based on the respective merits of the Income, Market and Asset Based Approaches. The primary inputs associated with these valuation methods are Clinic forecasts, Weighted Average Cost of Capital (15.00% - 20.50%) and EBITDA multiples. The estimated fair values of the noncontrolling interests subject to put provisions can also fluctuate, and the implicit multiple of earnings at which these noncontrolling interest obligations may ultimately be settled could vary significantly from our current estimates depending upon market conditions including potential purchasers’ access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses, the economic performance of these businesses and the restricted marketability of the third-party owners’ noncontrolling interests.

The Company's computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of June 30, 2018 and December 31, 2017 is set forth below:

	June 30, 2018	December 31, 2017
Redemption value	$11,149	$12,211
Estimated fair value for accounting purposes	5,411	6,550
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$5,738	$5,661

In addition, the tables below set forth a reconciliation of noncontrolling interest subject to put provisions.

	June 30, 2018	December 31, 2017
Noncontrolling interest subject to put provisions - estimated fair value	$139,762	$134,234
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	5,738	5,661
Noncontrolling interests subject to put provisions - maximum redemption value	$145,500	$139,895

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Change in estimated fair value for accounting purposes	$(4,674)	$(4,782)	$(3,518)	$(8,175)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	884	2,527	302	13,610
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$(3,790)	$(2,255)	$(3,216)	$5,435

9. DEBT

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
2017 Credit Agreement	$436,700	$437,800
Term Loans (1)	121,868	125,619
Lines of Credit	4,602	3,600
Other	2,323	2,601
	565,493	569,620
Less: discounts and fees, net of accumulated amortization	(8,850)	(9,532)
Less: current maturities	(46,660)	(44,534)
	$509,983	$515,554
_____________________________
(1)    Includes assigned clinic loans

Scheduled maturities of long-term debt as of June 30, 2018 are as follows:

2018 (remainder)	$25,341
2019	41,366
2020	31,782
2021	24,706
2022	15,874
Thereafter	426,424
$565,493

During the six months ended June 30, 2018, the Company made mandatory principal payments of $1,100 under the 2017 Credit Agreement (as defined below).

As of June 30, 2018, there were no borrowings outstanding under the Revolving Credit Facility as provided for under our 2017 Credit Agreement (as defined below).

2017 Credit Agreement and Repayment of First Lien Credit Agreement

On June 22, 2017, ARH entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under ARH's prior existing First Lien Credit Agreement. The 2017 Credit Agreement provides ARH with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 and (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase. ARH borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay the outstanding balances under the First Lien Credit

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Agreement and to pay a portion of the transaction costs and expenses. The obligations of ARH under the 2017 Credit Agreement are guaranteed by American Renal Holdings Intermediate Company, LLC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH's and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of June 30, 2018, ARH is in compliance with these covenants.

The Company incurred $9,259 of costs associated with these refinancing activities, of which $717 were charged as transaction costs in 2017, $4,628 represent debt discounts and $3,914 were deferred as financing costs upon the execution of the 2017 Credit Agreement. The write-off of deferred financing fees and discounts in the amount of $526 was charged as early extinguishment of debt in 2017.

2017 Term B Loan Facility

The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH's option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of June 30, 2018, interest payable quarterly was 5.34% per annum. The 2017 Term B Loan Facility matures in June 2024.

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of June 30, 2018.

ARH is required to make amortization payments on the term B loans under the 2017 Term B Loan Facility in equal quarterly installments of $1,100.

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. There were no borrowings outstanding under the 2017 Revolving Credit Facility as of June 30, 2018. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of June 30, 2018, the fee was 0.50%.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings, and to the extent the swap is ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

Interest Rate Cap Agreements

In March 2017, ARH entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings and to the extent the Caps are ineffective and produce gains and losses differently from the losses or gains being hedged, the ineffective portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

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

The Company’s effective income tax rate for the three months ended June 30, 2018 and 2017 was (115.2)% and 2.4%, respectively, and (14.4)% and (11.9)% for the six months ended June 30, 2018 and 2017, respectively. These rates differ from the federal statutory rate of 21% and 35%, respectively, principally due to the portion of pre-tax income that is allocable to noncontrolling interests from the Company's joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

The Company has established a valuation allowance for certain deferred tax assets with respect to which the Company believes future taxable income levels would not be sufficient to realize the tax benefits.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law, which includes a reduction in the federal corporate tax rate from 35% to 21%. On December 22, 2017, Staff Accounting Bulletin No. 118 was issued by the Securities and Exchange Commission, which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act. At June 30, 2018, the Company has not completed its accounting for all of the tax effects of the 2017 Tax Act; however, the Company has made a reasonable estimate of the effects.   For the six months ended June 30, 2018 there were no adjustments to the provisional amount initially recorded at December 31, 2017.   The Company will continue to make and refine its calculations as additional analysis is completed and as the Company gains a more thorough understanding of the tax law.  These changes could be material to income tax expense.

11. STOCK-BASED COMPENSATION

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

For the three and six months ended June 30, 2018 and 2017, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Patient care costs	$285	$664	$442	$2,493
General and administrative	1,378	2,979	2,485	11,238
Total stock-based compensation before tax	$1,663	$3,643	$2,927	$13,731
Income tax benefit	(432)	(1,457)	(761)	(5,492)

As of June 30, 2018, the Company had 5,294,711 options outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of June 30, 2018, options to purchase an aggregate of 2,202,409 shares of common stock were available for future grants under the 2016 Plan.

The assumptions used for options granted to acquire common stock during 2018 and the fair value at the date of grant under the 2016 Plan are noted in the following table:

Six Months Ended June 30, 2018
Expected volatility	30-35%
Weighted average expected term in years	6.00
Weighted average risk-free interest rate	2.74-2.84%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$7.40

Information concerning options activity under the 2016 Plan for options to acquire common stock is summarized as follows:

	Six Months Ended June 30, 2018
	Number of Options	Weighted-Average Exercise Price
Outstanding, beginning of period	5,280,261	$11.79
Granted (1)	158,883	20.93
Exercised	(92,750)	4.25
Forfeited	(51,683)	18.50
Outstanding, end of period	5,294,711	$12.13
Options vested and expected to vest, end of period	5,294,711	$12.13
Options exercisable, end of period	3,307,874	$7.73
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

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company's achievement of defined performance metrics. The Company has determined that the performance conditions for these awards is probable of achievement as of June 30, 2018.

As of June 30, 2018, a total of 508,560 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $9,107 to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 1.79 years.

A summary of restricted stock award activity is as follows:

	Six Months Ended June 30, 2018
	Number Outstanding	Weighted-Average Grant Date Fair Value per Award
Unvested at December 31, 2017	252,307	$16.70
Granted (1)	348,708	$22.36
Vested	(91,736)	$17.37
Forfeited	(719)	$17.39
Unvested at June 30, 2018	508,560	$20.46
(1) Weighted average vesting of 3.5 years.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of June 30, 2018 the Company has made payments equal to $1.30 per share, or $5,266 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,529.

In connection with these dividends, equitable adjustments are required by the terms of some of the Company's equity incentive plans and, for other plans, were modified at the discretion of our board of directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to its outstanding market and performance-based stock options at the time of the IPO, the amount of the unrecognized non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $9,104 in incremental compensation expense during the six months ended June 30, 2017.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic
Net loss attributable to American Renal Associates Holdings, Inc.	$(18,008)	$(2,106)	$(18,918)	$(3,357)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(884)	(2,527)	(302)	(13,610)
Net loss attributable to common shareholders for basic earnings per share calculation	$(18,892)	$(4,633)	$(19,220)	$(16,967)
Weighted-average common shares outstanding used to calculate basic net loss per share	31,932,705	30,986,689	31,877,286	30,947,304
Loss per share, basic	$(0.59)	$(0.15)	$(0.60)	$(0.55)
Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(18,008)	$(2,106)	$(18,918)	$(3,357)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(884)	(2,527)	(302)	(13,610)
Net loss attributable to common shareholders for diluted earnings per share calculation	$(18,892)	$(4,633)	$(19,220)	$(16,967)
Weighted-average common shares outstanding, basic	31,932,705	30,986,689	31,877,286	30,947,304
Weighted-average effect of dilutive securities:
Weighted-average common shares outstanding used to calculate diluted net loss per share	31,932,705	30,986,689	31,877,286	30,947,304
Loss per share, diluted	$(0.59)	$(0.15)	$(0.60)	$(0.55)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	3,716,353	3,291,722	3,487,078	2,303,407

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

An entity affiliated with Centerbridge Capital Partners, L.P. (together with its affiliates, “Centerbridge”), which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of our directors and executive officers own economic interests in Term Loan Holdings.  As of June 30, 2018, such assigned clinic loans aggregated $7,705, had maturities ranging from September 2018 to July 2020, with a weighted average

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

maturity of approximately 1.3 years (November 2019), and interest rates ranging from 4.25% to 8.08%, with a weighted average interest rate of 5.10%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings.  The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the six months ended June 30, 2018 is immaterial. Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to the Company's respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans.  The maximum potential liability for future payments under the assigned clinic loans, not including interest, is $7,705, of which the Company guaranteed $4,254 as of June 30, 2018.  These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and its executive officers.  The TRA provides for the payment by the Company to its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution.  The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of June 30, 2018, the Company’s total liability under the TRA was estimated to be $6,910, of which $873 is included as a component of accrued expenses and other current liabilities on the consolidated balance sheet. For the six months ended June 30, 2018, the Company paid $6,376.

Due from Related Party

The Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide for various facility buildouts. The total amount of initial financing was $1,760. As of June 30, 2018, the loans had an interest rate of 6% with maturities ranging from March 2026 through September 2032. Fixed principal and interest payments with respect to such loans are payable monthly. As of June 30, 2018, the remaining balance to be paid to the Company was $1,606.

Software Services

Kinetic Decision Solutions LLC (“Kinetic”), a company from which the Company licenses software relating to electronic medical record solutions, is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid an immaterial amount to Kinetic during three and six months ended June 30, 2018 and 2017, respectively.

Financing Transactions with Executive Officer

An executive officer and his spouse, through a trust in which the executive officer's spouse is trustee and beneficiary, are partners in certain of the Company's clinic joint ventures. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of June 30, 2018, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company's joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $5,067. As of June 30, 2018, such loans had maturities ranging from February 2019 to August 2024, with a weighted average maturity of approximately 2.26 years (October 2020), and interest rates ranging from 3.31% to 6.30%, with a weighted average interest rate of 4.54%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $810 of such outstanding loans as of June 30, 2018.

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

15. CERTAIN LEGAL MATTERS

United Litigation

As previously disclosed, the wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), are defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM) and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB).

On May 30, 2018, the Company and United engaged in a mediation, following which the parties continued to negotiate the terms of a potential settlement. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with a present value of $29,614, which is included in Certain legal matters in the Statement of Operations during the three months ended June 30, 2018. As of June 30, 2018, $10,000 is classified as Accrued expenses and other current liabilities and $19,614 is classified in Other long-term liabilities. The Company paid the first installment in the amount of $10,000 on August 1, 2018, and expects to pay $8,000 on August 1, 2019, $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement.
The Company recorded $29,614 as of June 30, 2018 in Certain legal matters, which is the present value of the settlement payments. As of June 30, 2018, $10,000 is classified as Accrued expenses and other current liabilities and $19,614 is classified in Other long-term liabilities.
Certain Other Legal Matters
On June 15, 2018, the United States District Court for the Southern District of New York approved the Stipulation of Settlement, entered into between the Company and Lead Plaintiff on January 30, 2018 in the matter captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., Case No. 16-cv-11797 (ADB). The Stipulation of Settlement provides for a total settlement payment of $4,000, inclusive of administrative fees and fees for the lead plaintiff’s counsel. Substantially all of the settlement was funded by insurance proceeds. The settlement releases all claims asserted against the Company and the other named defendants in the action without any liability or wrongdoing attributed to them.

In addition, on May 31, 2018, the United States District Court for the District of Massachusetts approved the settlement agreement, entered into between the Company and Steven Bushansky on March 29, 2018 in the matter captioned Stephen Bushansky, Derivatively on Behalf of American Renal Associates Holdings, Inc. v. Joseph A. Carlucci, et. al., Case No. 17-cv-12091 (ADB). The settlement agreement provides for, among other things, a settlement payment of $350, inclusive of attorney’s fees, and certain corporate governance changes. The payment was made by the Company’s insurer. The settlement resolves the claims asserted against all defendants in the action without any liability or wrongdoing attributed to them.

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

We also record in Certain legal matters legal fees and other expenses relating to matters outside the ordinary course of our business.

16. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company's ownership interest on the Company's equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss attributable to American Renal Holdings Associates, Inc.	$(18,008)	$(2,106)	$(18,918)	$(3,357)
Increase in paid-in capital for the sales of noncontrolling interest	—	—	29	—
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(4,950)	(4,708)	(5,953)	(5,980)
Net transfers to/from noncontrolling interests	$(4,950)	$(4,708)	$(5,924)	$(5,980)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(22,958)	$(6,814)	$(24,842)	$(9,337)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. We have experienced significant growth since opening our first clinic in

December 2000. As of June 30, 2018, we had developed 182 de novo clinics and 51 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
De novo clinics (1)	5	2	6	5
Acquired clinics (2)	—	—	—	—
Sold or merged clinics (3)	—	(2)	(1)	(2)
Total net new clinics	5	—	5	3
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.7 to $2.1 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. For the three months ended June 30, 2018 and June 30, 2017, our development capital expenditures were $6.6 million and $5.7 million, respectively, representing 3.1% and 3.0% of our patient service operating revenues, respectively.

Our results of operations have been and will continue to be materially affected by the timing and number of openings, the timing of certifications of de novo clinic openings and the amount of de novo clinic opening costs incurred. In particular, our patient care costs on an absolute basis and as a percentage of our patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. We consider a de novo clinic to be a “start-up clinic” until the first month it generates positive clinic-level EBITDA. We typically achieve positive clinic-level monthly EBITDA within, on average, six months after the first treatment at a clinic. However, approximately 25% of our de novo clinics have exceeded six months from first treatment to positive clinic-level monthly EBITDA, with these clinics averaging approximately 12 months to positive clinic-level monthly EBITDA. Clinic-level EBITDA differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis.

Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2018	1	5	—	—	6
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16
2014	2	4	3	6	15

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From

January 1, 2013 to June 30, 2018, we added 165 dialysis stations to our existing clinics, representing the equivalent of nearly ten de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Treatment Growth:	2018	2017	2018	2017
Non-acquired treatment growth(1)	4.5%	8.6%	4.4%	9.2%
Acquired treatment growth(2)	1.1%	0.3%	1.0%	0.3%
Total treatment growth	5.6%	8.9%	5.4%	9.5%
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

The following table summarizes our patient service operating revenues by source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Revenues:	2018	2017	2018	2017
Medicare and Medicare Advantage	63%	58%	63%	59%
Commercial and other (1)	33%	38%	33%	37%
Medicaid and Managed Medicaid	4%	3%	4%	3%
Other (2)	—%	1%	—%	1%
	100%	100%	100%	100%
_____________________________

(1)	Principally commercial insurance companies and also includes the U.S. Department of Veterans Affairs (the “VA”), which we refer to collectively as “Commercial and other.”

(2)	Other sources of revenues include hospitals and patient pay. "Patient pay" revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each commercial payor.  For the three years and one year ended December 31, 2017, commercial payors and others, including the VA, accounted for an average of approximately 14.8% and 13.0%, respectively, of the treatments we performed. The change in the mix of patients and treatments between the three-year average and the year ended December 31, 2017 was largely driven by enrollment in Affordable Care Act (“ACA”)-compliant plans (“ACA plans”), both on-exchange and off-exchange. For the year ended December 31, 2017, we derived approximately 2% of patient service operating revenues from ACA plans, both on-exchange and off-exchange, and these ACA plans were the source of reimbursement for approximately 1% of the treatments performed. During the year ended December 31, 2017, we experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2016, due primarily to a decline in ACA plans, as discussed below. In addition, for the year ended December 31, 2017, the percentage of treatments accounted for by commercial payors and others, including the VA, but not including ACA plans, was 11.8%. For the year ended December 31, 2017, the percentage of treatments accounted for by commercial payors and others, including the VA, but not including ACA plans, was approximately 1% below the percentage for the year ended December 31, 2016, and we expect it to remain lower.

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

In addition, in connection with the distribution (the “Term Loan Holdings Distributions”) of membership interests in an entity holding assigned clinic loans (the “Assigned Clinic Loans”), described in “Note 13 - Related Party Transactions” of the notes to the unaudited consolidated financial statements, since the interest on these loans is no longer eliminated in consolidation, we now incur additional interest expense. These Assigned Clinic Loans have maturities ranging from September 2018 to July 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Data and Other Non-GAAP Financial Data:	2018	2017	2018	2017
Number of clinics (as of end of period)	233	217	233	217
Number of de novo clinics opened (during period)	5	2	6	5
Patients (as of end of period)	16,018	15,023	16,018	15,023
Number of treatments	572,929	542,749	1,131,865	1,073,969
Non-acquired treatment growth	4.5%	8.6%	4.4%	9.2%
Patient service operating revenues per treatment	$379	$343	$364	$338
Patient care costs per treatment	$245	$218	$242	$222
Adjusted patient care costs per treatment (1)	$245	$217	$242	$220
General and administrative expenses per treatment	$47	$49	$46	$54
Adjusted general and administrative expenses per treatment (2)	$47	$43	$46	$44
Adjusted EBITDA (including noncontrolling interests) (3)	$51,793	$45,900	$89,154	$81,468
Adjusted EBITDA-NCI (3)	$31,508	$27,403	$54,246	$48,818
_____________________________

(1)
Adjusted patient care costs per treatment excludes $0.5 million and $2.2 million of Modification Expense during the three and six months ended June 30, 2017. Additionally, the three and six months ended June 30, 2017 exclude $0.1 million of severance expense and $0.5 million of gains on sale of assets.

(2)
Adjusted general and administrative expenses per treatment excludes $2.1 million and $9.5 million of Modification Expense during the three and six months ended June 30, 2017. Additionally, the three and six months ended June 30, 2017 exclude $0.8 million of severance expense.

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

Per Treatment Metrics

We evaluate our patient service operating revenues, patient care costs, and general and administrative expenses on a per treatment basis to assess our operational efficiency. We believe our disciplined revenue cycle management has contributed to the consistency of our historical results.

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

•	do not include interest expense—as we have borrowed money for general corporate purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•	do not include income tax receivable agreement income and expense;

•	do not include loss on early extinguishment of debt;

•	do not include costs related to certain legal matters;

•	do not include executive and management severance costs;

•	do not include income tax expense or benefit and other non-income based taxes; and

•	do not reflect the gain on sale of assets.

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

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$2,277	$16,391	$15,990	$29,293
Add:
Interest expense, net	8,131	7,188	15,588	14,797
Income tax (benefit) expense and other non-income based tax	(917)	410	(1,709)	(3,114)
Depreciation and amortization	9,814	9,382	19,437	18,456
Transaction-related costs (a)	—	717	856	717
Loss on early extinguishment of debt (b)	—	526	—	526
Income tax receivable agreement (income) expense (c)	(1,736)	2,641	(715)	(1,876)
Certain legal matters (d)	32,546	4,297	36,649	8,233
Executive and management severance costs (e)	—	917	—	917
Stock-based compensation and related payroll taxes	1,678	3,948	3,058	14,036
Gain on sale of assets (f)	—	(517)	—	(517)
Adjusted EBITDA (including noncontrolling interests)	$51,793	$45,900	89,154	81,468
Less: Net income attributable to noncontrolling interests	(20,285)	(18,497)	(34,908)	(32,650)
Adjusted EBITDA –NCI	$31,508	$27,403	$54,246	$48,818
_____________________________

(a)
For the six months ended June 30, 2018, includes costs incurred related to our registration statement which was declared effective on March 19, 2018 and the secondary offering that was withdrawn on March 28, 2018. For the six months ended June 30, 2017, represents costs related to debt refinancing. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements.

(b)	Represents costs related to debt refinancing. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements.

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

General and administrative expenses. General and administrative expenses generally consist of compensation and benefits to personnel at our corporate office for clinic and corporate administration, including accounting, billing and cash collection functions, patient insurance education, as well as regulatory compliance and legal oversight; charitable contributions; and professional fees. General and administrative expenses also include stock-based compensation expense in connection with stock awards to our corporate officers and employees.

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

Certain legal matters.  Certain legal matters costs include legal fees and other expenses associated with matters outside the ordinary course of our business, including, but not limited to, our handling of, and response to, the UnitedHealth Group Incorporated (“United”) litigation and settlement, a now-concluded SEC inquiry, the CMS request for information, the securities and derivative litigation, the subpoena from the United States Attorney's Office, District of Massachusetts, and our internal review and analysis of factual and legal issues relating to the aforementioned matters. See "Part II. Item 1. Legal Proceedings” and “Note 15 - Certain Legal Matters” of the notes to the unaudited consolidated financial statements.

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

Income tax benefit/expense. Income tax benefit/expense is recorded on our share of pre-tax income from our wholly owned subsidiaries and joint ventures as these entities are pass-through entities for tax purposes. We are not taxed on the share of pre-tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in our financial statements has not been presented net of income taxes attributable to these noncontrolling interests.

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

Results of Operations

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended June 30,		Increase (Decrease)
				Percentage
(in thousands)	2018	2017	Amount	Change
Patient service operating revenues	$217,178	$185,992	$31,186	16.8%
Operating expenses:
Patient care costs	140,562	118,059	22,503	19.1%
General and administrative	26,803	26,381	422	1.6%
Transaction-related costs	—	717	(717)	NM
Depreciation and amortization	9,814	9,382	432	4.6%
Certain legal matters	32,546	4,297	28,249	657.4%
Total operating expenses	209,725	158,836	50,889	32.0%
Operating income	7,453	27,156	(19,703)	(72.6)%
Interest expense, net	(8,131)	(7,188)	(943)	13.1%
Loss on early extinguishment of debt	—	(526)	526	NM
Income tax receivable agreement income (expense)	1,736	(2,641)	4,377	(165.7)%
Income before income taxes	1,058	16,801	(15,743)	(93.7)%
Income tax (benefit) expense	(1,219)	410	(1,629)	(397.3)%
Net income	2,277	16,391	(14,114)	(86.1)%
Less: Net income attributable to noncontrolling interests	(20,285)	(18,497)	(1,788)	9.7%
Net loss attributable to American Renal Associates Holdings, Inc.	$(18,008)	$(2,106)	$(15,902)	755.1%
___________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended June 30, 2018 were $217.2 million, an increase of 16.8% from $186.0 million for the three months ended June 30, 2017. The increase in patient service operating revenues was primarily due to an increase of approximately 5.6% in the number of dialysis treatments and reimbursement of certain pharmaceuticals under the Medicare ESRD PPS Transitional Drug Add-on Payment Adjustment (“TDAPA”), which became effective January 1, 2018. Non-acquired treatment growth was 4.5% and acquired treatment growth was 1.1%. Normalized for clinic sales, total treatment growth was 6.3% and non-acquired treatment growth was 5.3% for the three months ended June 30, 2018. Patient service operating revenues relating to start-up clinics for the three months ended June 30, 2018 were $2.6 million compared to $3.6 million for the three months ended June 30, 2017, a decrease of $1.0 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the three months ended June 30, 2018 was $379 compared with $343 for the three months ended June 30, 2017, an increase of 10.5%. As a source of revenue by payor type, government-based and other payors accounted for 66.7% and 62.4%, respectively, of our revenues for the three months ended June 30, 2018 and 2017.

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2018 were $140.6 million, an increase of 19.1% from $118.1 million for the three months ended June 30, 2017. This increase was primarily due to an increase in the number of treatments and an increase in supply expense in connection with the TDAPA program referenced above. As a percentage of patient service operating revenues, patient care costs were approximately 64.7% for the three months ended June 30, 2018 compared to 63.5% (or 63.4% excluding the Modification Expense) for the three months ended June 30, 2017.

Patient care costs per treatment for the three months ended June 30, 2018 were $245, compared to $218 for the three months ended June 30, 2017.  Patient care costs per treatment excluding the Modification Expense were $217 for the three months ended June 30, 2017.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2018 were $26.8 million, an increase of 1.6% from $26.4 million for the three months ended June 30, 2017. As a percentage of patient service operating revenues, general and administrative expenses were approximately 12.3% for the three months ended June 30, 2018 compared to 14.2% (or 12.6% excluding the Modification Expense) for the three months ended June 30, 2017. General and administrative expenses per treatment for the three months ended June 30, 2018 were $47, compared to $49 for the three months ended June 30, 2017.  General and administrative expenses per treatment excluding the Modification Expense were $43 for the three months ended June 30, 2017.

Transaction-related costs. Transaction-related costs for the three months ended June 30, 2017 were $0.7 million associated with our 2017 debt refinancing.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2018 was $9.8 million, compared to $9.4 million for the three months ended June 30, 2017. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.5% for the three months ended June 30, 2018 compared to 5.0% for the three months ended June 30, 2017.

Certain legal matters. Certain legal matter costs for the three months ended June 30, 2018 were $32.5 million, compared to $4.3 million for the three months ended June 30, 2017. The three months ended June 30, 2018 include $29.6 million related to the United litigation settlement. See “Part II. Item 1. Legal Proceedings.”

Operating Income

Operating income for the three months ended June 30, 2018 was $7.5 million, a decrease of $19.7 million, or 72.6%, from $27.2 million for the three months ended June 30, 2017. The decrease was primarily due to the United litigation settlement described above under “Certain legal matters,” offset by the factors described above under “Patient service operating revenues.” For the three months ended June 30, 2018 and 2017, start-up clinics reduced operating income by $3.0 million and $2.6 million, respectively, an increase of $0.4 million reflecting the timing of opening and certification of de novo clinics as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.” As a percentage of patient service operating revenues, operating income was 3.4% (or 17.1% excluding the impact of the United litigation settlement) for the three months ended June 30, 2018 compared to 14.6% for the three months ended June 30, 2017, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended June 30, 2018 was $8.1 million, and for the three months ended June 30, 2017 was $7.2 million, an increase of 13.1%. The increase is primarily attributable to our debt refinancing in June 2017 as well as rising interest rates.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended June 30, 2017 was $0.5 million as a result of our debt refinancing in June 2017. The loss was comprised of write-offs of unamortized debt issuance costs.

Income tax receivable agreement income (expense). Income tax receivable agreement income (expense) for the three months ended June 30, 2018 and 2017 was $1.7 million and $(2.6) million, respectively. This income (expense) represents the change in the estimated fair value of the TRA liability during each period.

Income tax (benefit) expense.  The benefit/expense for income taxes for the three months ended June 30, 2018 and June 30, 2017 represented an effective tax rate of (115.2)% and 2.4%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the three months ended June 30, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2018 was $20.3 million, representing an increase of 9.7% from $18.5 million for the three months ended June 30, 2017. The increase was primarily due to increased profitability in our joint ventures.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017

The following table summarizes our results of operations for the periods indicated.

	Six Months Ended June 30,		Increase (Decrease)
				Percentage
(in thousands)	2018	2017	Amount	Change
Patient service operating revenues	$411,850	$363,017	$48,833	13.5%
Operating expenses:
Patient care costs	274,293	238,360	35,933	15.1%
General and administrative	51,763	57,625	(5,862)	(10.2)%
Transaction-related costs	856	717	139	19.4%
Depreciation and amortization	19,437	18,456	981	5.3%
Certain legal matters	36,649	8,233	28,416	345.1%
Total operating expenses	382,998	323,391	59,607	18.4%
Operating income	28,852	39,626	(10,774)	(27.2)%
Interest expense, net	(15,588)	(14,797)	(791)	5.3%
Loss on early extinguishment of debt	—	(526)	526	NM
Income tax receivable agreement income	715	1,876	(1,161)	(61.9)%
Income before income taxes	13,979	26,179	(12,200)	(46.6)%
Income tax benefit	(2,011)	(3,114)	1,103	(35.4)%
Net income	15,990	29,293	(13,303)	(45.4)%
Less: Net income attributable to noncontrolling interests	(34,908)	(32,650)	(2,258)	6.9%
Net loss attributable to American Renal Associates Holdings, Inc.	$(18,918)	$(3,357)	$(15,561)	463.5%
___________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the six months ended June 30, 2018 were $411.9 million, an increase of 13.5% from $363.0 million for the six months ended June 30, 2017. The increase in patient service operating revenues was primarily due to an increase of approximately 5.4% in the number of dialysis treatments and reimbursement of certain pharmaceuticals under the TDAPA program, which became effective January 1, 2018. Non-acquired treatment growth was 4.4% and acquired treatment growth was 1.0%. Patient service operating revenues relating to start-up clinics for the six months ended June 30, 2018 were $5.2 million compared to $8.3 million for the six months ended June 30, 2017, a decrease of $3.1 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs”. Patient service operating revenues per treatment for the six months ended June 30, 2018 was $364 compared with $338 for the six months ended June 30, 2017, an increase of 7.7%. As a source of revenue by payor type, government-based and other payors accounted for 67.2% and 63.1%, respectively, of our revenues for the six months ended June 30, 2018 and 2017.

Operating Expenses

Patient care costs. Patient care costs for the six months ended June 30, 2018 were $274.3 million, an increase of 15.1% from $238.4 million for the six months ended June 30, 2017. This increase was primarily due to an increase in the number of treatments and an increase in supply expense in connection with the TDAPA program referenced above. As a percentage of patient service operating revenues, patient care costs were approximately 66.6% for the six months ended

June 30, 2018 compared to 65.7% (or 65.0% excluding the Modification Expense) for the six months ended June 30, 2017. Patient care costs per treatment for the six months ended June 30, 2018 were $242, compared to $222 for the six months ended June 30, 2017.  Patient care costs per treatment excluding the Modification Expense were $220 for the six months ended June 30, 2017.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2018 were $51.8 million, a decrease of 10.2% from $57.6 million for the six months ended June 30, 2017. The decrease was primarily due to $9.5 million in Modification Expense incurred in 2017. As a percentage of patient service operating revenues, general and administrative expenses were approximately 12.6% for the six months ended June 30, 2018 compared to 15.9% (or 13.3% excluding the Modification Expense) for the six months ended June 30, 2017. General and administrative expenses per treatment for the six months ended June 30, 2018 were $46, compared to $54 for the six months ended June 30, 2017.  General and administrative expenses per treatment excluding the Modification Expense were $44 for the six months ended June 30, 2017.

Transaction-related costs. Transaction-related costs for the six months ended June 30, 2018 were $0.9 million. These represent costs associated with our registration statement and the withdrawn secondary offering.  They include legal, accounting, valuation and other professional or consulting fees. Transaction-related costs for the six months ended June 30, 2017 were $0.7 million associated with our 2017 debt refinancing described below.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2018 was $19.4 million, compared to $18.5 million for the six months ended June 30, 2017. As a percentage of patient service operating revenues, depreciation and amortization expense was approximately 4.7% for the six months ended June 30, 2018 compared to 5.1% for the six months ended June 30, 2017.

Certain legal matters. Certain legal matter costs for the six months ended June 30, 2018 were $36.6 million, compared to $8.2 million for the six months ended June 30, 2017. The six months ended June 30, 2018 include $29.6 million related to the United litigation settlement. See “Part II. Item 1. Legal Proceedings.”

Operating Income

Operating income for the six months ended June 30, 2018 was $28.9 million, a decrease of $10.8 million, or 27.2%, from $39.6 million for the six months ended June 30, 2017. The decrease was primarily due to the United settlement described under “Certain legal matters,” offset by the factors described above under “Patient service operating revenues.” For the six months ended June 30, 2018 and 2017, start-up clinics reduced operating income by $6.1 and $5.5, respectively, an increase of $0.6 reflecting the timing of opening and certification of de novo clinics as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.” As a percentage of patient service operating revenues, operating income was 7.0% for the six months ended June 30, 2018 compared to 10.9% for the six months ended June 30, 2017, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the six months ended June 30, 2018 was $15.6 million, and for the six months ended June 30, 2017 was $14.8 million, an increase of 5.3%.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2017 was $0.5 million as a result of our debt refinancing in June 2017. The loss was comprised of write-offs of unamortized debt issuance costs.

Income tax receivable agreement income. Income tax receivable agreement income for the six months ended June 30, 2018 and 2017 was $0.7 million and $1.9 million, respectively. This income represents the change in the estimated fair value of the TRA liability during each period.

Income tax benefit.  The benefit for income taxes for the six months ended June 30, 2018 and June 30, 2017 represented an effective tax rate of (14.4)% and (11.9)%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the six months ended June 30, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of our joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2018 was $34.9 million, representing an increase of 6.9% from $32.7 million for the six months ended June 30, 2017. The increase was primarily due to increased profitability in our joint ventures.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2018	2017
Net cash provided by operating activities	$58,479	$52,360
Net cash used in investing activities	(15,918)	(14,053)
Net cash used in financing activities	(44,679)	(64,190)
Net decrease in cash and restricted cash	$(2,118)	$(25,883)

Cash Flows from Operations

Net cash provided by operating activities for the six months ended June 30, 2018 was $58.5 million compared to $52.4 million for the same period in 2017, an increase of $6.1 million, or 11.7%, primarily attributable to changes in operating assets and liabilities, partially offset by decreases in net income.

Days sales outstanding was 38 days as of June 30, 2018 and 2017.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 was $15.9 million compared to $14.1 million for the same period in 2017, an increase of $1.9 million, or 13.3%, due to development capital expenditures, primarily incurred in connection with de novo clinics.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 was $44.7 million compared to $64.2 million for the same period in 2017, a decrease of $19.5 million due to our debt refinancing in 2017.  Our distributions to our partners were $34.2 million for the six months ended June 30, 2018 compared to $38.5 million for the same period in 2017. Additionally, our purchases of noncontrolling interests in existing clinics were $8.6 million for the six months ended June 30, 2018 compared to $9.5 million for the same period in 2017.

Capital Expenditures

For the six months ended June 30, 2018 and 2017, we made capital expenditures of $18.4 million and $14.1 million, respectively, of which $13.5 million and $10.1 million, respectively, were development capital expenditures, primarily incurred in connection with de novo clinic development, and $4.9 million and $3.9 million, respectively, were maintenance capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. During the calendar year 2018, we expect to spend approximately 4% to 5% of total revenues for development capital expenditures and 1% to 2% of total revenues on maintenance capital expenditures.

Debt Facilities

As of June 30, 2018, we had outstanding $565.5 million in aggregate principal amount of indebtedness, with an additional $100.0 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) (and no outstanding letters of credit). Our outstanding indebtedness included $436.7 million of term B loans under our 2017 Credit Agreement (as defined below) and $2.3 million of other corporate debt as of June 30, 2018. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $118.8 million as of June 30, 2018 with maturities ranging from July 2018 to June 2026 and interest rates ranging from 3.31% to 7.60%. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $7.7 million as of June 30, 2018 with maturities ranging from September 2018 to July 2020 and interest rates ranging from 4.25% to 8.08%. See Note 9 - Debt of the notes to the consolidated financial statements for further information about our debt and Note 13 - Related Party Transactions of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

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
The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of June 30, 2018, the interest payable quarterly was 5.34%.
Any outstanding loans under the 2017 Revolving Credit Facility will bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. There were no borrowings outstanding under the 2017 Revolving Credit Facility as of June 30, 2018. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries and, as of June 30, 2018, was 0.50%.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of June 30, 2018, the Company was in compliance with these covenants.
The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.
Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law. Our financial statements for the three and six months ended June 30, 2018 reflect certain effects of the 2017 Tax Act, which includes a reduction in the corporate tax rate from 35% to 21%. Consistent with Staff Accounting Bulletin No. 118 issued by the Securities and Exchange Commission (“SEC”), which provides for a measurement period of one year from the enactment date to finalize the accounting for effects of the 2017 Tax Act, we provisionally recorded an income tax benefit of $1.5 million related to the 2017 Tax Act for the year ended December 31, 2017. In accordance with SEC guidance, provisional amounts may be refined as a result of additional guidance from, and interpretations by, U.S. regulatory and standard-setting bodies, and changes in assumptions. In subsequent periods, provisional amounts will be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017 by the U.S. Department of the Treasury. The effects of the 2017 Tax Act may be subject to changes for items that were previously reported as provisional amounts, as well as any element of the 2017 Tax Act for which a provisional estimate could not be made, and such changes could be material.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of June 30, 2018 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our settlement with United, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$126,470	$21,758	$63,157	$30,931	$10,624
Term B loans(1)	436,700	3,300	8,800	8,800	415,800
Other corporate debt	2,323	283	1,191	849	—
Operating leases(2)	197,877	15,447	55,970	47,242	79,218
Interest payments(3)	144,890	14,436	51,348	46,374	32,732
Purchase obligation(4)	123,440	19,815	52,325	51,300	—
Total	$1,031,700	$75,039	$232,791	$185,496	$538,374
_____________________________

(1)	Bear interest at a variable rate, with principal payments of $1.1 million and interest payments due quarterly.

(2)	Net of estimated sublease proceeds of approximately $1.3 million per year from 2018 through 2022 and approximately $0.2 million or less thereafter.

(3)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility described above under the 2017 Credit Agreement. To project interest payments on floating rate debt, we have used the rate as of June 30, 2018.

(4)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers of pharmaceuticals. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”). Additionally, we have certain put agreements that are exercisable upon the occurrence of certain events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the Company's IPO, of which some were exercised during the six months ended June 30, 2018. If the put obligations are exercised by a physician partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such physician partner’s ownership interest. See “Note 8 - Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligations as of June 30, 2018.

Noncontrolling interest subject to put provisions (dollars in thousands)	June 30, 2018
Time-based puts	$115,894
Event-based puts	29,606
Total Obligation	$145,500

As of June 30, 2018, $42.9 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of June 30, 2018 and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2018 were exercised on July 1, 2018 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2018	37,828
2019	12,624
2020	23,086
2021	21,668
2022	13,162
Thereafter	7,526
Total	$115,894

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by physician partners which, if successful, could cause an increase to the amount we owe. As of June 30, 2018, we had recorded liabilities of approximately $115.9 million for all existing time-based obligations, of which we have estimated approximately $11.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The physician partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.  In addition, as of June 30, 2018, we had $29.6 million of event-based put obligations.

Dividend Equivalent Payments

On April 26, 2016, the Company declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which was paid on vested options and becomes due upon vesting for unvested options.  Additionally, in connection with the cash dividend, the Company has made payments to date equal to $1.30 per share, or $5.3 million in the aggregate, to option holders, and, in the case of some performance and market options, as of June 30, 2018 a future payment will be due upon vesting totaling $1.5 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2017 is estimated to be $9.1 million as of June 30, 2018.

United Settlement

On July 2, 2018, the Company executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the "Settlement Agreement") on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with a present value of $29.6 million, which is included in Certain legal matters in the Statement of Operations for the three months ended June 30, 2018. As of June 30, 2018, $10.0 million is classified as Accrued expenses and other current liabilities and $19.6 million is classified in Other long-term liabilities. The Company paid the first installment in the amount of $10.0 million on August 1, 2018, and expects to pay $8.0 million on August 1, 2019, $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. See “Part II. Item 1. Legal Proceedings.” In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement.
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

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of June 30, 2018, there were no borrowings outstanding under the 2017 Revolving Credit Facility. When we draw on it, we are also subject to changes in interest rates with respect to these borrowings. We may be exposed to interest rate volatility to the extent such interest rate risk is not hedged.

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

Because these agreements are designated as cash flow hedges, hedge-effective gains or losses resulting from changes in fair value of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of June 30, 2018, the instruments were perfectly effective. In the event the critical terms of the agreements no longer match the Company's exposure, we will measure the ineffectiveness, and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that have settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on the Company's interest rate swap and caps outstanding as of June 30, 2018, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2018. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as described below, there have been no material developments in our legal proceedings during the quarter ended June 30, 2018. For previously reported information about our legal proceedings, refer to “Part I. Item 3. Legal Proceedings” in our Form 10-K for the year ended December 31, 2017 and “Part II. Item 1. Legal Proceedings” in our Form 10-Q for the quarter ended March 31, 2018.
United Litigation

As previously disclosed, the wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), are defendants in lawsuits filed by affiliates of United in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM) and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB).

On May 30, 2018, the Company and United engaged in a mediation, following which the parties continued to negotiate the terms of a potential settlement. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments. The Company paid the first installment in the amount of $10.0 million on August 1, 2018, and expects to pay $8.0 million on August 1, 2019, $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement.
Certain Other Legal Matters
On June 15, 2018, the United States District Court for the Southern District of New York approved the Stipulation of Settlement, entered into between the Company and Lead Plaintiff on January 30, 2018 in the matter captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., Case No. 16-cv-11797 (ADB). The Stipulation of Settlement provides for a total settlement payment of $4.0 million, inclusive of administrative fees and fees for the Lead Plaintiff’s counsel. Substantially all of the settlement was funded by insurance proceeds. The settlement releases all claims asserted against the Company and the other named defendants in the action without any liability or wrongdoing attributed to them.
In addition, on May 31, 2018, the United States District Court for the District of Massachusetts approved the settlement agreement, entered into between the Company and Steven Bushansky on March 29, 2018 in the matter captioned Stephen Bushansky, Derivatively on Behalf of American Renal Associates Holdings, Inc. v. Joseph A. Carlucci, et. al., Case No. 17-cv-12091 (ADB). The settlement agreement provides for, among other things, a settlement payment of $0.4 million, inclusive of attorney’s fees, and certain corporate governance changes. The payment was made by the Company’s insurer. The settlement resolves the claims asserted against all defendants in the action without any liability or wrongdoing attributed to them.
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
 Except as set forth in “Part II. Item 1A. Risk Factors” of our Form 10-Q for the quarter ended March 31, 2018, there have been no material changes with respect to the risk factors described in “Part I. Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2017.

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.1†*	Employment Agreement, dated August 1, 2018, by and among American Renal Management LLC and Jason Boucher.

10.2†*
Vice Presidents, Regional Directors, Directors & Officers Non-Solicitation, Non-Competition and Confidentiality Agreement, dated as of August 1, 2018, by and between American Renal Associates LLC and Jason Boucher.

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

August 7, 2018

(Date)