Form 10-K
period 2018-12-31
American Renal Associates Holdings, Inc.
filed 2019-09-05
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________

FORM 10-K
_________________________________________________________
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
(978) 922-3080
(Registrant’s telephone number, including area code)
_________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ARA	New York Stock Exchange
_________________________________________________________
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on June 30, 2018 (the last business day of the registrant's most recently completed second quarter), of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was $203,994,696. The registrant does not have non-voting common stock outstanding.
As of September 3, 2019 there were 32,564,398 shares of the registrant’s common stock outstanding.

American Renal Associates Holdings, Inc. (“ARA”) conducts its business exclusively through its indirect wholly owned subsidiary, American Renal Holdings, Inc. (“ARH”), and its operating subsidiaries. Unless the context requires otherwise, references in this report to “our,” “us,” “we,” “its,” “our company” and similar terms refer to ARA and its consolidated entities, including ARH, taken together as a whole, except where these terms refer to providers of dialysis services, in which case they refer to our dialysis clinic joint ventures, in which we have controlling interests and our nephrologist partners have the noncontrolling interests, or to the dialysis facilities owned by such joint venture companies, as applicable. References to “ARA” are to American Renal Associates Holdings, Inc. and not any of its consolidated entities.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This Form 10-K also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Form 10-K. These risks and uncertainties include those described below in “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, changes in underlying factors, future events or otherwise.

EXPLANATORY NOTE

Overview
     In this Form 10-K for the year ended December 31, 2018, we are including audited amended and restated financial statements and other financial information for the fiscal years ended December 31, 2017 and 2016, unaudited restated financial information for the fiscal quarters and year-to-date periods ended March 31, June 30 and September 30, 2018; March 31, June 30 and September 30, 2017; and March 31, June 30 and September 30, 2016, and selected financial data (see “Item 6. Selected Financial Data”) for the years ended December 31, 2015 and 2014 derived from unaudited amended and restated financial statements (collectively, “Restated Periods”). We have also corrected for adjustments affecting fiscal years prior to 2014 as a cumulative adjustment to the balance of retained earnings as of December 31, 2013. We refer to the foregoing restatements in this document as the “Restatement.” Accordingly, this filing includes more information than would normally be included in an Annual Report on Form 10-K in order to provide a composite presentation of information for these prior periods for which financial results are being restated herein.
 We have not filed and do not intend to file amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the Restated Periods or corrections to any of our previously issued financial statements. Accordingly, with respect to all Restated Periods, investors and others should rely only on the financial information and other disclosures contained in this Form 10-K, or in our future filings with the Securities and Exchange Commission (“SEC”), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
The Restatement
Background
In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, we disclosed that in October 2018, the Staff of the SEC requested that we voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, we responded by producing documents and information to the Staff. In addition, as previously disclosed in our Current Report on Form 8-K filed March 8, 2019, the Audit Committee (the “Audit Committee”) of our Board of Directors (the “Board”) began a review of our revenue recognition methodology and related accounting matters, including internal control over financial reporting related to revenue recognition and related matters, with the assistance of legal counsel that reports to the Audit Committee, as well as independent accounting advisors retained by the Audit Committee’s counsel.
In connection with the review of the matters described above, on March 21, 2019, the Board in conjunction with management concluded that our previously issued consolidated financial statements and other financial data for the Restated Periods should be restated and should no longer be relied upon for the reasons described below. The Board also determined that our disclosures related to these financial statements and related communications issued by or on behalf of us with respect to the Restated Periods, including management’s assessment of internal control over financial reporting, should no longer be relied upon. The determination by the Board was made in conjunction with management and upon the recommendation of the Audit Committee as a result of the review described above.
During the course of its review, the Audit Committee in conjunction with management concluded that our consolidated financial statements for the Restated Periods were not prepared in accordance with generally accepted accounting principles (“GAAP”) and required the adjustments described below under “—Effects of Restatement” for the Restated Periods. The Audit Committee also concluded that our lack of adequate internal control over financial reporting relating to these matters for the Restated Periods constituted the material weaknesses in internal control over financial reporting described below in “—Material Weaknesses.”
The Audit Committee’s review of our financial statements for the Restated Periods is now complete. However, the related SEC investigation is ongoing. Following our disclosure of the Board’s conclusion that we needed to restate our previously issued consolidated financial statements for the Restated Periods, on March 28, 2019, we received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to, among other things, the Audit Committee’s review and the determination to conduct the Restatement. On June 19, 2019, we received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information. We may receive additional related subpoenas or other requests for documents and information from the Staff. We have cooperated fully with this investigation and will continue to do so. We refer to the SEC’s investigation, including the inquiry that commenced in October 2018, as the “SEC Investigation.”
Effects of Restatement
On a cumulative basis, including fiscal year 2013 and periods prior to 2013, the restatement adjustments resulted in a net increase to income before income taxes of $5.4 million, while the restatement adjustments related to the Restated Periods resulted in a net decrease to income before income taxes of $15.2 million. Consistent with our historical reporting convention, income before income taxes is presented before net income attributable to noncontrolling interests. These adjustments also resulted in a increase of previously reported accumulated deficit of $23.9 million as of September 30, 2018. In “Note 3 - Restatement of Consolidated Financial Statements” of the notes to the consolidated financial statements, we disclose the nature of the restatement items and adjustments and highlight the impact of the restatement items on the various financial statement captions for December 31, 2017 and 2016. For information on the impact of the restatement on 2015 and 2014, see “Item 6. Selected Financial Data,” in this Annual Report on Form 10-K. See “Note 26 - Selected Quarterly Financial Data (Unaudited)” of the notes to the consolidated financial statements for the impact of the restatement items on the consolidated financial statements for specified interim quarterly and year-to-date periods for the years ended December 31, 2018, 2017, and 2016.
The primary categories of adjustments are described below.

•
Revenue recognition and accounts receivable - Our methodology for reserving for contractual allowances did not reconcile revenue and accounts receivable to our collection experience and actual cash collections. The restated amounts for each of the Restated Periods consider actual cash collections associated with the dates of service in each relevant period.

•
Noncontrolling interests subject to puts - Based on the adjustments related to revenue recognition and accounts receivable, we adjusted the estimated fair value of noncontrolling interests subject to puts for the relevant periods. In addition, we did not correctly account for noncontrolling interests subject to put provisions during the Restated Periods, therefore we have reclassified certain equity balances. The reclassifications had no impact on income before income taxes or net income.

•
Clinic dispositions - Our gain or loss calculation for the sale and/or closure of dialysis clinics did not consider all relevant accounts. The restated amounts for each of the Restated Periods include the impact of all relevant accounts, including goodwill.

•
Income taxes - Adjustments to income taxes were made for the income tax effects of the revenue recognition and accounts receivable adjustments described above. In addition, we did not correctly account for certain income tax provisions during the Restated Periods, causing income tax expenses and related interest to be accrued incorrectly in those periods.

•	Net income attributable to noncontrolling interests - The adjustments related to net income attributable to noncontrolling interests are due to the impacts of the other adjustments noted above.

•	All other restatement adjustments - We had adjustments not otherwise described above that are individually insignificant to previously reported income from operations before income taxes.
In addition, the Company made certain reclassification entries which are described below:

•
Clinic dispositions - In addition to the adjustment noted above related to clinic dispositions, in certain circumstances, we presented the gain or loss as a component of patient care costs rather than as a component of general and administrative expenses. We have reclassified the adjusted gain or loss to general and administrative expenses where applicable. The reclassifications had no impact on income before income taxes or net income.

•
Non-income-based tax - We reclassified non-income-based tax expenses that were misclassified as income tax expense to general and administrative expense and patient care costs as applicable. The reclassifications had no impact on net income.

The following table presents the adjustments and their cumulative pre-tax impact on previously reported income before income taxes.

(in thousands)	Cumulative Pre-Tax Impact	Nine Months Ended September 30, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013 and Prior
As previously reported - Income before income taxes		$32,307	$83,877	$87,452	$105,450	$95,264
Revenue recognition and accounts receivable	$6,191	(26,790)	(16,103)	17,012	13,715	(1,656)	$20,013
Clinic dispositions	(30)	261	(139)	—	—	(62)	(90)
All other restatement adjustments	(81)	—	(22)	(31)	(344)	(336)	652
Non-income-based tax reclassifications	(727)	(5)	(6)	(288)	(244)	(184)	—
Total restatement adjustments excluding income taxes	$5,353	(26,534)	(16,270)	16,693	13,127	(2,238)	$20,575
As restated - Income before income taxes		$5,773	$67,607	$104,145	$118,577	$93,026

The following table presents the adjustments and their impact to previously reported accumulated deficit.

	As of	As of December 31,
(in thousands)	September 30, 2018	2017	2016	2015	2014	2013
As previously reported - Accumulated deficit	$(140,003)	$(123,789)	$(128,646)	$(128,261)	$(136,576)	$(152,773)
Revenue recognition and accounts receivable	6,191	32,981	49,084	32,072	18,357	20,013
Clinic dispositions	183	(1,579)	(55)	(55)	396	(90)
Income tax adjustments	(9,293)	(12,792)	(11,274)	(7,725)	(1,129)	(3,503)
Impact of adjustments on noncontrolling interests	(21,130)	(30,709)	(40,399)	(18,304)	(14,455)	(7,650)
Other restatement adjustments	(6)	(10)	(11)	(6)	326	652
As restated - Accumulated deficit	$(163,878)	$(135,898)	$(131,301)	$(122,279)	$(133,081)	$(143,351)

Further information regarding the adjustments is provided in “Note 3 - Restatement of Consolidated Financial Statements” of the notes to the consolidated financial statements.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework (2013), management has identified the below material weaknesses.
Control Environment

An effective control environment is the foundation for the discipline and structure necessary for effective internal control over financial reporting. We did not maintain an effective control environment in connection with the revenue recognition process, accounting for income taxes and noncontrolling interests and review and approval of journal entries. As our Company grew, this was evidenced by our failure to: (i)(a) invest in, prioritize and support an adequate environment of controls, (b) establish and support adequate controls relating to compliance with appropriate accounting policies and procedures, and (c) implement controls that were adequately designed and operating effectively, thereby enabling our preparation of financial statements to be in accordance with GAAP; and (ii) employ personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the increasing size of the entity and nature and complexity of our financial reporting requirements.

Control Activities

•	Revenue, Accounts Receivable and Amounts due to Payors

We did not design and maintain effective controls over the accounting for net patient service operating revenues, net accounts receivable and amounts due to payors. Specifically, we did not design and maintain effective controls over (i) certain accounting estimates, including the completeness, accuracy and valuation of changes in estimates related to the recognition of net patient service operating revenues and specific transaction-related estimates of insurance plan repayments and (ii) the timely reconciliation of net accounts receivable balances and amounts due to payors with subsequent cash receipts, including controls over completeness and accuracy of such reconciliations, which led to inaccuracies in net patient service operating revenues, including contractual allowances, allowances for uncollectible accounts and amounts due to payors.

•	Accounting for Income Taxes

We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not design and maintain effective review controls over the completeness, existence, accuracy and presentation of our accounting for current and deferred income taxes.

•	Noncontrolling Interests

We did not maintain effective controls over the review of analyses and schedules used to determine the carrying value of non-controlling interests, including noncontrolling interests subject to put rights. Specifically, the review was not sufficiently precise to detect errors in the schedules used to determine the amounts recorded in the consolidated financial statements.

•	Journal Entries

We did not maintain effective internal control over the review and approval of journal entries. Specifically, our internal controls over journal entries were not operating effectively to ensure that journal entries included appropriate underlying supporting documentation to ensure the validity, accuracy, and completeness of recorded amounts.

Information and Communication

We did not design and maintain effective controls over information and communication. Specifically, we did not have an adequate process for internally communicating information within the accounting department and between and among other groups, such as the groups responsible for revenue recognition, accounts receivable and income taxes, necessary to support the proper functioning of internal controls impacting these accounts. These material weaknesses led to misstatements in our accounting for revenue recognition, accounts receivable and income taxes.
Monitoring
We did not design and maintain effective monitoring controls over compliance with established accounting policies, procedures and controls related to:

•	revenue recognition (including accounting for accounts receivable and related reserves and amounts due to payors);

•	accounting for income taxes;

•	recording of balances impacted by noncontrolling interests, including noncontrolling interests subject to put rights; and

•	review and approval of journal entries.

These weaknesses included our failure to design and execute effective procedures and controls intended to evaluate and monitor the effectiveness of the Company’s control activities in those areas.

Remediation Measures

Since the end of 2018, under the oversight of the Audit Committee and Board, we have been, and continue to be, actively engaged in the design and implementation of remediation measures to address the material weaknesses in our internal control over financial reporting. We are committed to improving our internal control processes and resolving our control deficiencies, including the material weaknesses we have identified, and we will continue to review our effectiveness in accomplishing this critical objective.
To date, we have taken and continue to take the actions described in the section titled “Remediation Plans for Material Weaknesses in Internal Control over Financial Reporting and Status” included in “Item 9A. Controls and Procedures” to address the identified material weaknesses. We believe these actions will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to strengthen controls or to modify our remediation plan, which may require additional implementation time. The material weaknesses described above will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
PART I

Item 1. Business.

Overview

We are the largest dialysis services provider in the United States focused on joint venture (“JV”) partnerships with physicians. As of December 31, 2018, we owned and operated 241 dialysis clinics in partnership with approximately 400 nephrologist partners treating more than 16,500 patients in 27 states and the District of Columbia.

We operate our dialysis clinics principally through a JV model, in which we partner primarily with local nephrologists to develop, own and operate dialysis clinics, while the providers of the majority of dialysis services in the United States operate through a combination of wholly owned subsidiaries and joint ventures. Substantially all of our clinics are maintained as separate joint ventures in which generally we have the controlling interest and our nephrologist partners and other joint venture partners have a noncontrolling interest. As of December 31, 2018, we held on average 55% of the interests in our clinics, and our nephrologist partners held 45% of the interests. We believe the JV model, combined with a high‑quality operational platform, provides our nephrologist partners the independence to make clinical and operational decisions focused on patient care.

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

According to United States Renal Data System, there were approximately 509,000 ESRD dialysis patients in the U.S. in 2016. The ESRD dialysis patient population has grown at an approximate compound rate of 3.8% from 2000 to 2016, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD.

Our core values create a culture of clinical autonomy and operational accountability for our nephrologist partners and staff members. We believe our approach has attracted nephrologist partners and facilitated the expansion of our platform through de novo clinics.

Since 2014, we have opened 13 or more de novo clinics each year. From 2014 to 2018, our total number of treatments grew at a compound annual growth rate (“CAGR”) of 10.3%, driven primarily by increases in non‑acquired treatments, which grew at a CAGR of 10.1%. During the same period, our revenues have grown at a CAGR of 10.2%. For the year ended December 31, 2018, our revenues, Adjusted EBITDA‑NCI and net loss attributable to us were $805.8 million, $90.0 million and $(28.8) million, respectively.

For definitions of Adjusted EBITDA and Adjusted EBITDA‑NCI and a reconciliation of Adjusted EBITDA and Adjusted EBITDA‑NCI to net income (loss), see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

Exclusive Focus on the JV Model Delivers Compelling Value Proposition for Patients, Physicians and Payors

We are the largest joint venture‑focused dialysis services provider in the United States. We have grown our network of clinics in a disciplined manner while focusing on partnering with high‑quality physicians and employing well‑trained clinical staff members. We believe our results reflect the compelling value proposition of the JV model:

For Patients

•	High‑quality patient care: Provided by well‑qualified nephrologists adhering to best practices

•	Well‑trained and professional clinical staff: Focused on patient care and comfort

•	Consistent clinical outcomes: Meet or exceed Centers for Medicare and Medicaid Services (“CMS”) core measures

•	Attractive and comfortable facilities: Conveniently located within communities and equipped with state‑of‑the‑art amenities

•	Flexible schedules: Treatment schedules that accommodate patients’ convenience

•	Continuity of care: Continuity of care and consistent experience supported by minimal voluntary turnover of nephrologists and clinicians

For Physicians

•	Clinical and operational autonomy: To focus on delivering high‑quality patient care

•	Outstanding clinical support: From well‑qualified and motivated clinical staff

•	Experienced managerial and operational support: For key functions such as clinical and technical services, billing, collections, payor contracting, regulatory and compliance

•	Proactive education to patients of physicians: On insurance coverage to help alleviate cost and scope of coverage concerns

•	Attractive work environment: Empowerment through partnership model to maximize patient care while optimizing clinic operating efficiency and driving practice growth

For Payors

•	Cost containment: Provide high‑quality care in an outpatient setting

•	Quality care: Consistent high‑quality clinical outcomes

•	Robust billing compliance: Adherence to stringent billing, reimbursement and related compliance procedures.

Effectiveness of the JV Model in Delivering High Performance

We meet or exceed the core measures established by CMS to promote high‑quality services in outpatient dialysis facilities. As an example, we have demonstrated strong performance in the ESRD Quality Incentive Program (“QIP”), which changes the way CMS pays for the treatment of patients with ESRD by linking a portion of payment directly to facilities’ performance on CMS core measures. The ESRD QIP reduces future payments to dialysis facilities that do not meet or exceed certain performance standards. The maximum payment reduction CMS can apply to any facility is 2% of all Medicare payments for services performed by the facility in a given year. Since the inception of the QIP program in 2010, the impact of Medicare payment reductions on our revenues has not exceeded 0.1% of our net patient service operating revenues in any year. According to data released by CMS, 25.6% of ARA’s dialysis facilities with a QIP score received payment reductions under the ESRD QIP for measurement year 2017 (payment year 2019) as compared to 26.4% for the industry overall. Based on our performance in measurement years 2017, 2016 and 2015, our clinics have consistently performed above national averages with our QIP Total Performance Score of 68 in measurement year 2017 compared to the national average of 66, our QIP Total Performance Score of 64 in measurement year 2016 compared to the national average of 62, our QIP Total Performance Score of 70 in measurement year 2015 compared to the national average of 68.

Recognition Among Physicians and Alignment of Interests Makes ARA a Preferred Partner for Nephrologists

We believe that the ARA brand has a strong reputation among nephrologists. This reputation has been built since our inception, backed by the performance and success of our nephrologists and clinical staff. Our brand is also associated with high‑quality care as evidenced by our clinical outcomes, patient satisfaction levels and physician satisfaction scores. We generally conduct annual physician satisfaction surveys, which are administered by Press Ganey Associates, Inc. (“Press Ganey”), a third-party survey firm. According to the most recent Press Ganey survey, which was conducted in 2018, 98% of the 149 physicians who responded to the survey agreed or strongly agreed that our clinics provide high‑quality care and service (with the remaining 2% giving neutral responses). Our exclusive focus on the JV model combined with our recognition among nephrologists afford us high success rates in partnering with nephrologists interested in pursuing a JV model.

We believe nephrologists appreciate the quality of our dialysis clinics, comprehensive clinic management services and solid track record of clinical and regulatory compliance at our clinics. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a shared interest in the quality, reputation and performance of the clinics.

We believe the JV model drives growth by enabling our nephrologist partners to reinvest in their practices and develop their practices by adding new nephrologists, which provides us with the opportunity to expand existing clinics or add new clinics. According to the Press Ganey survey, 99% of the responding physicians agreed or strongly agreed that they have adequate input into clinic decisions that affect their practices and 99% agreed or strongly agreed that they had confidence in ARA leadership (with the remaining 1% giving neutral responses). We believe our nephrologist partners’ satisfaction leads to positive references and new physician recommendations within the broader nephrology community, thereby enhancing our ability to partner with leading, established nephrologists. According to the Press Ganey survey, 99% of the responding physicians agreed or strongly agreed that they would recommend our clinics to other physicians and medical staff as a good place to practice medicine (with the remaining 1% giving neutral responses).

Proven De Novo Clinic Model Drives Predictable Market-Leading Non-Acquired Growth

We have primarily grown through de novo clinic development. We have developed a streamlined approach to opening clinics that results in competitive return on invested capital for both our company and our nephrologist partners. As of December 31, 2018, we had a portfolio of 189 clinics developed as de novo clinics.

Highly competitive de novo clinic economics.  A typical de novo clinic is 8,000 to 9,000 square feet, has 15 to 20 dialysis stations (performing approximately 10,000 to 11,000 annual treatments on average) and requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. A portion of this required capital is typically equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests, and the balance of such development cost is typically funded through third‑party loans that we and our nephrologist partners guarantee on a basis proportionate to our respective ownership interests.

Robust business development efforts to maintain momentum of signing de novo clinics.  We have a long track record of achieving revenue growth in our de novo clinics. We believe our successful track record helps us attract new nephrologists and maintain an active pipeline of de novo clinics to be opened in the future. We frequently receive inquiries from nephrologists seeking to partner with us as a result of recommendations from our existing nephrologist partners or based on our brand recognition and reputation in the nephrologist community. Our senior management regularly meets with high‑quality lead nephrologists and engages them in discussions regarding the benefits of partnering with us. This affords us the opportunity to selectively partner with the most qualified and credentialed physicians. At any given time, we have an active roster of nephrologists, including existing nephrologist partners, seeking to open clinics within the next 12 to 24 months.

We refer to clinics for which a medical director agreement, an operating agreement and a management services agreement have been signed as our “signed de novo clinics.” Signed de novo clinics typically take 12 to 24 months to develop before they begin serving patients. Since inception, our signed de novo clinics that have opened began serving patients within an average of 14 months of signing of the agreements. From the point a clinic begins serving patients, it may take approximately two to three years to achieve the stabilized revenue initially projected for that clinic. As of December 31, 2017, we had 25 signed de novo clinics, and 11 of such clinics were opened as of December 31, 2018. As of December 31, 2018, we had 27 signed de novo clinics, which are scheduled to be opened in the future, and two signed acquisitions, which were completed subsequent to December 31, 2018. We believe our track record of opening signed clinics within a predictable timeline and ability to maintain momentum of signing de novo clinics has helped us sustain our industry‑leading growth rates in terms of percentage growth in non‑acquired treatments.

Management Team with Deep Industry Experience

Our management team has significant experience in the dialysis services industry. Our executive leadership is supported by an experienced team of divisional vice presidents and regional vice presidents who maintain a hands‑on approach and are focused on the success of each local clinic in their respective markets. This breadth and depth of experience gives our management team the knowledge and resources to effectively manage relations with nephrologist partners and other personnel, enhance operating results and promote growth.

Our Growth Strategy

We believe our focus on the JV model, our core values and the strength of our experienced management team have driven the growth in our patient population and physician relationships, and position us to execute on the following growth strategies:

Partner with High‑Quality Nephrologists with Strong Local Market Reputation and Patient Relationships

We partner with nephrologists who are well‑qualified and have strong reputations and patient relationships in the local market. We have a well‑established protocol to evaluate the quality of a potential nephrologist partner. Our success to date, together with the opportunities provided by the JV model, make us an attractive partner for nephrologists, including those nephrologists whose contractual relationships as medical directors at our competitors’ clinics have expired. Further, our nephrologist partners also generate awareness and recognition of our company within the broader nephrology community and provide recommendations of potential new nephrologist partners to us. Consequently, we can be selective in choosing our future nephrologist partners.

According to a report prepared for the American Society of Nephrology, there are more than 10,000 full‑time practicing nephrologists in the United States. We believe that many of these physicians treat their patients at clinics in which they have no ownership and may be interested in partnering with us in a JV model. As of December 31, 2018, we have partnered with approximately 400 of these nephrologists, or approximately 4% of all full‑time practicing nephrologists, giving us significant opportunity to grow as a premier JV model operator within the nephrologist community.

Grow Organically Through De Novo Clinics in New and Existing Markets and Expansion of Existing Clinics

We intend to leverage the JV model and our reputation in the nephrology community to continue to develop de novo clinics in new as well as existing markets in the United States. We believe our nephrologist relationships and strong reputation in the industry allow us to maintain an active pipeline of de novo clinics to be opened in the near future, which we expect to drive continued growth in our non‑acquired treatments and non‑acquired revenues.

De novo clinics with new nephrologist partners.  We believe our strong brand reputation and widespread recognition in the closely knit nephrologist community give us an opportunity to attract new nephrologists as our partners and staff. We believe that patients choose to have their dialysis services at one of our clinics due to their relationship with our nephrologist partners and staff, consistent high‑quality care, a comfortable patient care experience and convenience of location and available treatment times. Our de novo clinics showcase a core competence in building and operating de novo clinics that are supported by our comprehensive clinic management services. The historical growth of these clinics provides evidence of the consistency and success of our de novo clinic model. Since 2014, we have opened 56 new clinics with new nephrologist partners, representing approximately 71% of our 79 de novo clinic openings from 2014 through 2018.

Additional de novo clinics with existing nephrologist partners.  The JV model provides our nephrologist partners with opportunities to grow their individual or group practices within their local markets. The growth of our partners’ practices contributes to the development of additional clinics with existing partners as new JVs in the same geographic area. New clinics sometimes begin as smaller clinics under the common supervision of an existing clinic in the same market. Over time, these new clinics may grow to the same size as the original clinic, or they may continue to operate fewer shifts or otherwise offer services to a smaller patient base. In either case, new clinics allow us to increase our market share by serving new patients who may find the new clinic location more convenient, or by freeing up capacity at the larger clinic where existing patients may have previously sought treatment. Since 2014, we have opened 23 new clinics with existing nephrologist partners in their respective local markets, representing approximately 29% of our 79 de novo clinic openings from 2014 through 2018.

Expansion of capacity in existing clinics.  Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions offer patients more flexibility in scheduling and leverage the fixed cost infrastructure of our existing clinics, which in turn provides high incremental returns on capital invested. We intend to continue to work with our nephrologist partners to broaden our market share in existing markets by seeking opportunities to expand our treatment volume through expansion of existing clinics. From 2014 to 2018, we added 128 dialysis stations to our existing clinics, representing the equivalent of nearly seven de novo clinics, which further enhance our non‑acquired treatment growth rate profile.

Opportunistically Pursue Acquisitions

As of December 31, 2018, we operated 52 clinics that we acquired and integrated with the JV model. Because the acquisition cost for an existing dialysis clinic is typically higher than the cost to develop a de novo clinic, we have a disciplined approach to acquiring existing dialysis clinics. Our acquisition strategy is primarily driven by the quality of the nephrologist in the market. We pursue acquisitions in situations where we believe the nephrologist could be a potential partner and where there is an attractive opportunity to enter a new market or expand within an existing market.

We believe our disciplined acquisition strategy has yielded significant benefits. Since 2014, we have acquired 21 clinics, one of which was acquired in 2018 and two of which were acquired in 2019. Under the JV model, we provide comprehensive clinic management services such as helping nephrologist partners expand their practices and improving the acquired clinic’s cost structure including for laboratory testing, medical supplies, medications and services.

We intend to continue to opportunistically pursue acquisitions of clinics with reputations for quality and service. In making these acquisitions, we intend to integrate the ownership of the acquired clinic with the JV model. In addition, from time to time, we may evaluate the acquisition of existing dialysis clinic operators that have implemented a JV model similar to ours.

Deliver on Our Core Values with Comprehensive Clinic Management Services

We intend to continue to focus on providing high‑quality patient care, clinical autonomy to physicians and extensive professional, operational and managerial support to our clinics through management services arrangements. Based on our experience in the dialysis services industry, we will continue to follow a disciplined approach to enhancing performance in key areas such as: billing and collections; payor contracting; patient registration; patient insurance education and insurance verification; clinical and regulatory support; human resources administration; and information technology services. We believe our management services reduce the burden of back‑office management responsibilities associated with the daily operations of a dialysis clinic and enable our nephrologist partners to focus on providing high‑quality patient care. As a result, we believe we consistently deliver high‑quality clinical outcomes.

Our management team adheres to several core values that foster practices that we believe set us apart from other companies in our industry. Since our inception, we have placed a strong emphasis on attracting, developing and retaining skilled staff at our clinics. We provide our clinical staff with necessary resources, equipment and administrative support to perform their duties effectively, and we closely monitor our staff’s satisfaction levels, responsibilities and workloads. We believe this emphasis promotes staff satisfaction and helps us attract and retain skilled clinical personnel. We believe our low employee turnover helps improve our operating efficiency and clinical outcomes.

Our Clinics and Services

ESRD patients require continued dialysis treatments or a kidney transplant to sustain life. Our clinics offer both in‑center and home dialysis options to meet the needs of these patients.

Our clinics primarily provide in‑center hemodialysis treatments and ancillary items and services. Hemodialysis typically lasts approximately 3.5 hours per treatment and is usually performed at least three times per week. Many of our clinics also offer services for dialysis patients who prefer and are able to receive either hemodialysis or peritoneal dialysis in their homes. Home‑based dialysis services consist of providing equipment and supplies, training, patient monitoring, on‑call support services and follow‑up assistance. Registered nurses train patients and their families or other caregivers to perform either hemodialysis or peritoneal dialysis at home. For the year ended December 31, 2018, 90% of the treatments we performed were in-center and 10% were performed with home-based modalities, with peritoneal dialysis and home hemodialysis constituting 9% and 1%, respectively, of the treatments we performed.

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

We equip our clinics with technologically advanced dialysis equipment and patient-friendly features. Our clinics generally contain between 15 and 20 dialysis stations, one or more nurses’ stations, a patient waiting area, examination rooms, a supply room, a water treatment space to purify water used in hemodialysis treatments, staff work areas, offices and a staff lounge. Our clinics are also typically outfitted with patient-friendly features, including heated massaging chairs, wireless internet and individual television sets.

In addition to a medical director, each clinic has a clinic manager, typically a registered nurse, who supervises the day‑to‑day operations of the center and its staff. The staff of each clinic typically consists of registered nurses, patient care technicians, a social worker, a registered dietician, facility technical manager and other administrative and support personnel.

Local nephrologists are a key factor in the success of our clinics. Caring for ESRD patients is typically the primary clinical activity of a nephrologist, although a nephrologist may have other clinical activities, including the care of kidney transplant patients and the diagnosis, treatment and management of kidney disorders other than ESRD. An ESRD patient generally seeks treatment at a clinic where his or her nephrologist has privileges to admit patients. Nephrologists with privileges at our clinics typically include our nephrologist partners, as well as other nephrologists that apply for and receive practice privileges to treat their patients at our clinics.

Clinic Growth

The number of our clinics and patients has consistently increased since our inception. The following table sets forth the number of our clinics and patients as of the end of, as well as the number of de novo clinics and acquired clinics added during, each of the years indicated below.

	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003 and Prior
Clinics (period end)	241	228	214	192	175	150	129	108	93	83	75	64	53	43	31	27
De novo added	13	15	20	16	15	17	16	12	8	7	12	11	5	9	5	16
Acquired	1	3	2	2	11	5	6	3	3	3	—	2	5	3	1	12
Sold, merged or closed	(1)	(4)	—	(1)	(1)	(1)	(1)	—	(1)	(2)	(1)	(2)	—	—	(2)	(1)
Patients (period end)	16,543	15,637	14,590	13,151	11,581	10,095	8,942	7,374	6,628	5,405	4,545	3,740	3,041	2,548	2,048	1,716

From our inception to December 31, 2018, we have opened 197 de novo clinics, acquired 62 clinics, sold six clinics, closed four clinics and merged eight clinics, accounting for a total of 241 clinics as of December 31, 2018.

Location and Capacity of Our Clinics

As of December 31, 2018, we owned and operated 241 dialysis clinics treating patients in 27 states and the District of Columbia, each of which is consolidated in our financial statements. The locations of these clinics as of December 31, 2018 were as follows:

State	Clinics	State	Clinics	State	Clinics
Arizona	2	Kentucky	7	Pennsylvania	16
California	6	Louisiana	2	Rhode Island	9
Colorado	13	Maryland	5	South Carolina	11
Connecticut	3	Massachusetts	14	Texas	26
Delaware	2	Michigan	5	Virginia	6
Florida	44	Missouri	2	Washington, D.C.	2
Georgia	20	New Jersey	5	West Virginia	1
Idaho	1	New York	9	Wisconsin	1
Illinois	3	Ohio	17
Indiana	7	Oklahoma	2
				TOTAL	241

We have developed our clinics in a manner that we believe promotes high‑quality patient care. We select the geographic area of the clinic locations based on the identification of well‑qualified nephrologist partners with whom we are interested in developing a clinic. In cooperation with our nephrologist partners, we select specific locations to maximize convenience to the patients based on demographic and other factors. Other considerations in identifying geographic areas and specific locations include:

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

Quality Care

Our corporate management team promotes a patient- and physician- focused corporate culture, among other founding philosophies. We believe our culture and founding principles improve the clinical outcomes and operating performance of our dialysis clinics. On a monthly basis, our clinic medical directors and our clinical staff review clinical outcomes on a clinic-by-clinic basis and plan for continuous improvement. Our clinical team works routinely with individual physicians, clinic managers, and dieticians in an effort to optimize clinical outcomes such as adequacy of the dialysis treatment, vascular access, anemia management, nutrition, hospitalizations, infection control and other important indicators. Based on the review of outcomes data, action plans, including clinical programs and educational offerings, are developed and implemented. We have created a clinical ladder system that is used to track key performance data and effect improvement. We believe this system encourages our staff to strive for excellence, thereby enhancing quality of care and improving patient outcomes.

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

Our Corporate Structure

American Renal Associates Holdings, Inc. conducts its business exclusively through its indirect wholly owned subsidiary, American Renal Holdings Inc., and its operating subsidiaries. ARH was originally incorporated in Delaware in July 1999.  In May 2010, we were acquired by certain affiliates of Centerbridge Capital Partners, L.P. (together with such affiliates, “Centerbridge”) and certain members of management in a series of transactions (the “Acquisition”).  ARA and its wholly owned subsidiary, American Renal Holdings Intermediate Company, LLC, the direct parent of ARH, were incorporated and formed, respectively, in Delaware in March 2010 in anticipation of the Acquisition and to provide flexibility in structuring our debt financing in the future.

The primary asset of ARH is its ownership of 100% of the membership interests in American Renal Associates LLC (“ARA OpCo”).  ARA OpCo’s primary assets are its ownership interests in our operating clinic joint ventures.  ARA OpCo is also the direct parent of American Renal Management LLC (“ARM”), the subsidiary through which we conduct our management services for our joint ventures, including revenue cycle management, compliance and other back-office operations.

Our Operating Structure

Substantially all of our clinics are maintained as separate joint ventures in which we have a controlling interest, and our nephrologist partners, who may be single practitioners, an affiliated group of nephrologists, hospitals or multi‑practice institutions, have the noncontrolling interest. As of December 31, 2018, on average we, through ARA OpCo or another subsidiary, held 55% of the interests in our clinics, and our nephrologist partners held 45% of the interests. Such noncontrolling interests may be held directly or indirectly through entities formed by affiliated groups of nephrologists. From time to time, we may purchase additional membership interests in our JVs. Some of our joint venture partners, in particular those partners consisting of affiliated groups of nephrologists, have interests in multiple clinics with us.

Each of our JVs is organized as a limited liability company or limited partnership (other than one JV, which is a corporation), typically in either the State of Delaware or the state in which the clinic is located. Although the terms on which each JV is owned and operated vary to some extent, our JV arrangements have many common features. Agreements that we typically enter into in connection with our clinics include joint venture operating agreements, medical director agreements and management services agreements pursuant to which we provide various support services to our clinics. See “—JV Operating Agreements,” “—Medical Directors” and “—Management Services” below.

Our relationships with physicians and other sources of recommendations for our joint ventures are required to comply with the federal anti‑kickback statute, among a variety of other state and federal laws and regulations. We believe our JV arrangements satisfy many but not all of the elements of the federal anti‑kickback statute safe harbors and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor do not necessarily violate the federal anti‑kickback statute but are susceptible to government scrutiny. We have endeavored to structure our JVs to satisfy as many safe harbor elements as reasonably possible. Investments in our JVs are offered on a fair market value basis and provide returns to the physician investors only in proportion to their actual investment in the venture. We believe that our agreements do not violate the federal anti‑kickback statute; however, since the arrangements do not satisfy all of the elements for safe harbor protection, these arrangements could be challenged. See “Item 1A. Risk Factors—Risks Related to Our Business—Our arrangements and relationships with our nephrologist partners and medical directors do not satisfy all of the elements of safe harbors to the federal anti‑kickback statute and certain state anti‑kickback laws and, as a result, may subject us to government scrutiny or civil or criminal monetary penalties or require us to restructure such arrangements.” Additional risks relating to our JV operating model and the federal and state laws and regulations under which we operate are described under “Item 1A. Risk Factors.”

JV Operating Agreements

We typically enter into a JV operating agreement for our clinics with our nephrologist partners and a management services agreement with the joint venture pursuant to which we provide various support services to our clinics. See “—Management Services” below. The JV operating agreements allocate ownership, rights and responsibilities in our clinics and provide, among other things, for:

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

Our JV operating agreements generally provide for unanimous or supermajority consent relating to certain major actions affecting the respective joint venture. Such actions typically include:

•	a sale, transfer, liquidation or reorganization of all or substantially all of the clinic, or a merger or dissolution of the clinic;

•	a lease of all or substantially all of the assets of the clinic;

•	the admission of a new or substituted member;

•	an amendment or modification of the applicable operating agreement or the constituent documents for the clinic;

•	certain transactions with affiliates; and

•	any capital calls except to the extent specifically provided in the applicable operating agreement.

Some of our JV operating agreements provide for supermajority or unanimous consent for certain other significant actions. Additionally, some of our JV operating agreements provide that if we plan to establish a new dialysis clinic in a previously agreed to restricted area, the nephrologist partners have the right to participate in the ownership and operation of such new dialysis clinic.

A substantial number of our JV operating agreements grant our nephrologist partners rights to require us to purchase their ownership interests, at the estimated fair market value as defined within the applicable JV operating agreement, at certain set times (“time-based triggers”) or upon the occurrence of certain triggering events (“event-based triggers”). Except in connection with event-based triggers and a limited number of time-based triggers, our nephrologist partners in each JV are generally required to collectively maintain a minimum percentage, most commonly at least 20%, of the total outstanding membership interests in the clinic following the exercise of their put rights. Event‑based triggers of these rights in various JV operating agreements may include the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or the dissolution of certain third-party members and other events. Time‑based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates. The time when some of the time‑based put rights may be exercised was accelerated upon our initial public offering (“IPO”) in 2016 and may be further accelerated upon the occurrence of certain events, such as those noted above.

In addition, if we sell all or a portion of our interest in certain of our JVs to a third party, in certain cases our nephrologist partners have the right to participate in the sale on the same terms and conditions applicable to us or may, in some instances, require us to first offer to sell our interest in the JV to the JV members before we may sell to a third party. Most of our JV operating agreements also grant the JV or its members a right of first refusal, such that the selling member must first offer its interest to the JV and then to the other members before it may sell its interest to a third party.

A limited number of our JV operating agreements give our nephrologist partners the right to purchase all of the membership interests held by us (a “call right”), at fair market value, within a specified period before a previously agreed to termination date, generally over 20 years. If such nephrologist partners do not exercise their call right, the JV will dissolve in accordance with the provisions in the JV operating agreement unless all partners agree to continue the JV. Also, some of our JV operating agreements grant our nephrologist partners the right to purchase a portion or all of our membership interests in the JV upon the occurrence of certain triggering events, which may include sale or transfer of all or substantially all assets to a third party, merger, other change of control transactions and departure of key executives, at a purchase price typically based, in whole or in part, on the clinic valuation or the transaction valuation.

Generally, the JV operating agreements also provide the JV with the option to redeem all of the membership interests of a member if such member, including our nephrologist partners and us, materially breaches the JV operating agreement, dissolves, files for bankruptcy or provides written notice of such member’s withdrawal from the JV or upon the occurrence of such other events as provided in the applicable operating agreement. If such redemption is pursuant to the member’s withdrawal or breach of the JV operating agreement, the purchase price of such member’s membership interest is calculated based on the book value; in all other cases, the purchase price is calculated based on the fair market value.

Under our JV operating agreements, the JV’s cash flow, if sufficient, subject to the limitations described below, is typically distributed no less often than quarterly in proportion to holdings of membership interests. These distributions are made out of the JV’s net cash flows as determined in accordance with the JV operating agreement, either by a majority in interest of the JV members or by the managing committee of the JV. As we hold the majority of membership interests in nearly all of our JV clinics, we generally have the right to determine distribution amounts and are not required to obtain the consent of our nephrologist partners prior to the making of distributions from our JVs so long as a pro rata distribution is made to our partners and such distributions are consistent with the terms of the operating agreement. However, we routinely consult and work closely with our nephrologist partners to determine the distribution amount. Because distributions are limited to net cash flow available, the JV clinics are generally unable to distribute amounts that would result in the JV having insufficient capital to pay debt, interest obligations or general operating expenses or have insufficient working capital reserves.

Our JV operating agreements typically require the members of a JV to make additional capital contributions when the managing committee determines that such financing is needed and the requisite member vote, which may be a majority, supermajority or unanimous vote depending on the agreement, is obtained. As we hold the majority of membership interests in nearly all of our JV clinics and are therefore entitled to appoint a majority of the managing committee in most cases, we generally have the power to initiate capital calls, and we exercise this power from time to time. Capital contributions are made in proportion to holdings of membership interests. If a member fails to timely make a capital contribution after a capital call, the majority in interest of the members generally has the power to dilute the membership interest of that member and increase the membership interests of the other members. Where the additional capital funding is required for short-term operational cash flow needs, we may, and frequently do, extend a working capital line of credit to the JV.

Medical Directors

In order for each of our clinics to be eligible to participate in the Medicare ESRD program, a qualified physician must act as medical director for such clinic. We generally engage practicing or board‑certified nephrologists to serve as medical directors. In locations where an appropriately certified physician is not available to serve as a medical director, we seek waivers from CMS for a physician who has other qualifications to serve as our medical director. As of December 31, 2018, three of our medical directors operated under such waivers. Medical directors also typically own a noncontrolling interest in the clinic as a result of the JV model. Medical directors are responsible for, among other things:

•supervising medical aspects of a clinic’s operations;
•administering and monitoring patient care policies;
•administration of dialysis treatments, including medically necessary items and services;
•administration of staff development and training programs; and
•assessment of all patients.

Our medical directors play an important role in quality assurance activities at our clinics and in coordinating the delivery of care. Our medical directors receive compensation for their services subject to independent third‑party fair market value determinations. Our medical director arrangements are typically for an initial term of five to ten years and in most cases provide for automatic renewals at the end of the term, for periods ranging from one to five years, unless specified events occur or either we or the respective medical director provides prior written notice of intent not to renew for another term. Our medical director arrangements also include geographic restrictions that restrict our medical directors from competing with that JV within a designated area. These non‑compete provisions restrict the physicians from competing with that JV by owning or providing medical director services to other dialysis clinics but do not prohibit our medical directors from providing direct patient care services at other locations. Such agreements do not require our medical directors to recommend our dialysis clinics to their patients or directly refer their patients to our dialysis clinics.

Management Services

Our executive and senior management team operates primarily out of our Beverly, Massachusetts headquarters. Executive management located at our corporate headquarters includes our chairman and chief executive officer, chief operating officer and interim chief financial officer. Other corporate staff includes personnel responsible for the management of operations, clinical and regulatory services, corporate compliance, technical services, project management and billing and collection specialists. Our chief medical officer, divisional vice presidents and regional vice presidents are dispersed geographically throughout the United States.

Our corporate management is focused on supporting the operation of our dialysis clinics and our nephrologist partners. We enter into agreements to provide management services to our clinics. For compensation for these services, we typically receive a percentage of the clinic’s revenues. Our management agreements are typically for an initial ten‑year term and provide for automatic renewals at the end of the term, typically for another one- to five‑year term, unless specified events occur or either we or the clinic provides prior written notice of intent not to renew for another term.

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
•human resources functions;
•general accounting and financial reporting functions;
•clinical and technical services;
•payor contracting;
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

Competition

The dialysis services industry is highly competitive. Because of the lack of barriers to entry into the dialysis services business and the ability of nephrologists to be medical directors for their own clinics, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. According to CMS data, there were more than 7,100 dialysis clinics in the United States as of November 1, 2018. We face competition from large and medium‑sized providers for patients and for the acquisition of existing dialysis clinics. We face particularly intense competition for the identification of nephrologists, whether as attending physicians, medical directors or nephrologist partners. In many instances, our competitors have taken steps to include comprehensive non‑competition provisions within various agreements, thereby limiting the ability of physicians to serve as medical directors or potential joint venture partners for competing dialysis clinics. These non‑competition provisions often contain both time and geographic limitations during the term of the agreement and for a period of years thereafter.

The dialysis services industry has undergone rapid consolidation. We estimate that, as of the end of 2018, the three largest for-profit dialysis providers, Fresenius Medical Care, DaVita and US Renal Care, together accounted for approximately 80% of the dialysis patients in the United States. We estimate that the largest not‑for‑profit provider of dialysis services, Dialysis Clinic, Inc., accounted for approximately 3% of dialysis patients in the United States and that hospital‑based providers accounted for approximately 4% of dialysis patients in the United States, while independent providers and small‑ and medium‑sized dialysis organizations, including our company, collectively accounted for the remainder. Consolidation continues to increase, intensifying competition in the dialysis services industry.

In addition, in the last decade, several dialysis companies, including some of our largest competitors, have adopted a JV model of dialysis clinic ownership, resulting in increased competition in the development, acquisition and operation of JV dialysis clinics. Competition to develop clinics using a JV model could materially adversely affect our growth as well as our operating results and financial condition. Some of our competitors have significantly greater financial resources, more dialysis clinics, a significantly larger patient base and are vertically integrated and, accordingly, may be able to achieve better economies of scale by asserting leverage against their suppliers, payors and other commercial parties.

Reimbursement

We derive our revenues from providing outpatient and inpatient dialysis treatments. The sources of these revenues are principally government‑based programs, including Medicare, Medicaid and the Department of Veteran Affairs. Medicare and Medicaid may be provided through certified health maintenance organization plans and commercial insurance plans. Accordingly, changes to reimbursement under these programs, as well as federal budgetary constraints, may adversely affect our revenues. As a result of the automatic budget reductions resulting from the Budget Control Act of 2011 (i.e., sequestration), since April 1, 2013, Medicare reimbursement has been subject to a 2% reduction, and this reduction has been extended through 2027. In addition, we are subject to a variety of billing and coding requirements.

Medicare Reimbursement

ESRD Prospective Payment Rate System

Prior to January 1, 2011, Medicare reimbursed outpatient dialysis centers using a composite payment rate methodology. Under that methodology, dialysis centers received a fixed per treatment rate for providing general dialysis services to a Medicare beneficiary and additional payments for ancillary services such as physician‑ordered tests and certain pharmaceuticals, such as ESAs. In July 2008, Congress enacted the Medicare Improvements for Patients and Providers Act (“MIPPA”). This legislation introduced a new payment system for dialysis services that began on January 1, 2011 whereby ESRD payments are made under the ESRD Prospective Payment Rate System (“PPS”), a bundled payment rate which provides a fixed rate for the dialysis treatment itself plus a majority of the renal‑related items and services provided to a patient during the dialysis treatment, including laboratory services, pharmaceuticals, such as ESAs, and medication administration, except for calcimimetic drugs, which are subject to a Transitional Drug Add-On Payment Adjustment (“TDAPA”) for the Medicare Part B ESRD payment. This bundled payment rate is set by CMS each calendar year by (i) updating that base rate from the prior year by a market basket percentage factor (accounting for changes over time in the prices of the mix of goods and services included in dialysis) minus a productivity adjustment; and (ii) multiplying the resulting rate by a wage index budget neutrality adjustment factor.

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

For each covered treatment, Medicare pays 80% of the amount set by the Medicare program. The patient is responsible for the remaining 20%. In most cases, a secondary payor, such as Medicare supplemental insurance, or Medigap, a state Medicaid program or a commercial health plan, covers all or part of these balances. Some patients who do not qualify for Medicaid but otherwise cannot afford insurance can apply for premium payment assistance from charitable organizations. If a patient does not have secondary insurance coverage, we endeavor to collect payment from the patient using reasonable collection efforts consistent with federal and state law. However, in these cases we are generally unsuccessful in collecting from the patient the 20% portion of the bundled rate that Medicare does not pay.

During the years ended December 31, 2018 and 2017, the Medicare ESRD PPS payment rates for our clinics were approximately $283 and $248, per treatment, respectively. The increased rate in 2018 was primarily due to reimbursement of calcimimetic pharmaceuticals under the Transitional Drug Add-on Payment Adjustment (“TDAPA program”), which became effective January 1, 2018.

CMS issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS Final Rule for 2019 was issued on November 1, 2018 (the “2019 Final Rule”) and set the rates for calendar year 2019. According to CMS estimates, the 2019 Final Rule will result in an overall increase of payments to dialysis facilities of 1.6%. The finalized 2019 ESRD base rate of $235.27 is an increase of $2.90 from the prior calendar year base rate of $232.37. The 2019 Final Rule expands the TDAPA program to certain new renal dialysis drugs and biological products beyond the calcimimetic drug class beginning in 2020. The 2019 Final Rule also outlines the coverage and payment policies for dialysis services furnished to individuals with acute kidney injury, in accordance with sections 1861(s)(2)(F) and 1834(r) of the Trade Preferences Extension Act of 2015, which requires Medicare to reimburse ESRD facilities for such services. Certain adjustment factors, including facility level and patient level adjustments, the training add-on and the outlier adjustment, could have the effect of increasing or decreasing the actual payment rate for some of our clinics at levels that are different than the overall national average update listed in the 2019 Final Rule’s impact analysis tables. Future adjustments to the ESRD PPS implemented by CMS could have a negative impact upon our Medicare program revenues. The ESRD PPS proposed rule for 2020 was released on July 29, 2019 by CMS (the “2020 Proposed Rule”). The 2020 Proposed Rule includes a base rate of $240.27, representing a $5.00 increase from the 2019 base rate of $235.27, as well as certain proposed changes to the TDAPA program including a proposal to extend the TDAPA program for calcimimetics to a third year while also reducing the basis of payment for the TDAPA program for calcimimetics in 2020 from Average Selling Price (“ASP”) plus 6% to ASP plus 0%. CMS has estimated that the 2020 Proposed Rule, including the TDAPA program changes, would result in an overall increase of payments to ESRD facilities of 1.6%. See “Item 1A. Risk Factors—Risks Related to Our Business—The bundled payment system under the Medicare ESRD program may not reimburse us for all of our operating cost.”

ESRD PPS Quality Incentive Program

The ESRD QIP affects Medicare payments based on performance of each facility on a set of quality measures. Dialysis facilities that fail to achieve the established quality standards have payments for a particular year reduced by up to 2%, based on a previous year’s performance. CMS modifies the ESRD QIP each year, such that the quality measures selected, the performance scoring system and other factors that impact a dialysis facility’s ESRD QIP performance will likely differ from year to year. CMS has established the ESRD QIP performance measures for payment years through 2021, but these measures may be subject to further change by CMS. The payment year 2019 ESRD QIP measure set contains eight clinical measures and three reporting measures, encompassing anemia management, dialysis adequacy, vascular access type, patient experience of care, infections, hospital readmissions and mineral metabolism management, as well as a new Safety Measure Domain as a third category of measures. CMS finalized the inclusion of the National Healthcare Safety Network Dialysis Event reporting measure into the ESRD QIP measure set for payment year 2019, and then combined this measure with the existing NHSN Bloodstream Infection clinical measure in a new NHSN BSI Measure Topic. Additionally, CMS finalized two substantive changes to the hypercalcemia clinical measure for payment year 2019. For the payment year 2020 ESRD QIP, CMS will use eight clinical measures and seven reporting measures, encompassing anemia management, dialysis adequacy, vascular access type, patient experience of care, infections, mineral metabolism management, safety, pain management, depression management and hospital readmissions. Also for payment year 2020, CMS added a Standardized Hospitalization Ratio clinical measure and adopted a new Ultrafiltration Rate reporting measure. The payment year 2021 ESRD QIP measures replace the two existing vascular access type measures with new standard fistula rate and long-term catheter rate clinical measures, and revises the standardized transfusion ratio clinical measure. In the 2019 Final Rule, CMS removed four measures and added a new domain structure and weights beginning with payment year 2021. The four measures being removed are healthcare personnel influenza vaccination, pain assessment and follow-up, anemia management and serum phosphorous. CMS will also restructure the ESRD QIP’s domains and measure weights to align with the Meaningful Measures Initiative, a new CMS initiative aimed at identifying the highest priority areas for quality measurement and quality improvement. This will result in ESRD QIP scores for participating facilities based on four quality domains: patient and family engagement, care coordination, clinical care and safety. The 2019 Final Rule also finalized two new measures, the percentage of prevalent patients placed on a transplant waiting list and medication reconciliation for patients receiving care at dialysis facilities, beginning with payment year 2022. The 2020 Proposed Rule included certain updates to QIP, including a change that would convert the Standardized Transfusion Ratio clinical measure to a reporting measure for measurement year 2020.
Advancing American Kidney Health Initiative
On July 10, 2019, the U.S. President signed an Executive Order entitled “Advancing American Kidney Health Initiative,” which aims to increase awareness and prevention of kidney disease, encourage alternative treatment options such as home dialysis and increase kidney transplantation. The Executive Order also establishes a regulatory pathway to introduce new value-based payment models for ESRD, including a new End-Stage Renal Disease Treatment Choices mandatory model as well as four optional models to be developed by CMS through its Center for Medicare and Medicaid Innovation. We are evaluating the Executive Order and the value-based payment models with a view to participating in one or more of these new optional models in the future. The impact of the Executive Order and any related regulations associated with our participation in new value-based payment models could materially adversely affect our result of operations.

Medicaid Reimbursement

Medicaid programs are state‑administered programs partially funded by the federal government. These programs are intended to provide health coverage for patients whose income and assets fall below state‑defined levels and may be uninsured. These programs also serve as supplemental reimbursement sources for the co‑insurance payments due from Medicaid‑eligible patients with primary coverage under Medicare. Some Medicaid programs also pay for additional services, including some oral medications that are not covered by Medicare. We are an authorized Medicaid provider in all of the states in which our clinics are located.

Commercial Insurance

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is generally responsible for payment for up to the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates are generally higher than Medicare reimbursement rates. Commercial payment rates are either rates negotiated between us and insurers or third‑party administrators or rates based on the usual and customary fee schedule, typically at a discount. We are continuously in the process of negotiating agreements with our commercial payors and if our negotiations result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results would be negatively impacted. In addition, as a result of the generally lower reimbursement rates from Medicare, the recent reduction in the number of patients insured through commercial insurance plans relative to the number of patients insured through government‑based programs has had, and a continuation of that reduction could have, a material adverse effect on our revenues, earnings and cash flows. See “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flows would be adversely affected.” Payment methods include a single lump‑sum per treatment amount, referred to as bundled rates, and separate payments for treatments and pharmaceuticals used as part of the treatment, referred to as fee for service rates. In certain circumstances, we may bill commercial payors as a non‑contracted or out-of-network provider.

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

Violations of the federal anti‑kickback statute are punishable by imprisonment for up to five years, fines of up to $100,000 per violation, or both. Larger fines can be imposed upon corporations under the provisions of the U.S. Sentencing Guidelines and the Alternate Fines Statute. Individuals and entities convicted of violating the federal anti‑kickback statute are also subject to mandatory exclusion from participation in Medicare, Medicaid and other federal healthcare programs for a minimum of five years. Civil penalties for violations of these laws include up to $100,000 in monetary penalties per violation, repayments of up to three times the total payments between the parties and suspension from future participation in Medicare, Medicaid and other federal healthcare programs. Some state anti‑kickback statutes also include criminal penalties.

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

Our medical directors refer patients to our clinics. Accordingly, our agreements with our medical directors must be in compliance with the federal anti‑kickback statute. The personal services safe harbor to the federal anti‑kickback statute, which permits personal services furnished for fair market value, is the safe harbor most applicable to our medical director agreements. Because of the nature of our medical directors’ duties, we believe it is impossible to satisfy the safe‑harbor requirement that if the services are provided on a part‑time basis, as they are with our medical directors, the agreement must specify the schedule of intervals of service, their precise length and the exact charge for these intervals. Although we endeavor to structure our medical director agreements to comply with the personal services safe harbor, our medical director arrangements do not fully qualify for personal services safe harbor protection and may be subject to scrutiny by enforcement agencies.

We operate substantially all of our clinics in accordance with the JV model under which we generally have a controlling interest. Our relationships with our nephrologist partners and other referral sources relating to these JVs are required to comply with the federal anti‑kickback statute. Although we endeavor to structure these relationships to comply with the applicable safe harbors to the federal anti‑kickback statute, these relationships meet many, but not all, of the elements of the safe harbors. We believe that our JV investments are offered on a fair market value basis, and our JVs provide returns to our nephrologist partners only in proportion to their actual investment in the joint venture clinic. While we believe that our JVs do not violate the federal anti‑kickback statute, our JVs may be subject to scrutiny by enforcement agencies.

In addition, a number of our nephrologist partners own shares of ARA as a result of common stock offerings that we made prior to our IPO. These investments were offered at a price equal to the fair market value of our common stock at the time of each such offering based on independent third‑party valuations, and our common stock provides returns to our nephrologist partners only in proportion to the number of shares they own. While we believe that these offerings do not violate the federal anti‑kickback statute, they may be subject to scrutiny by enforcement agencies.

For our de novo clinics, part of the capital required to construct and operate the clinics is achieved through third‑party loans and intercompany loans. In addition, once a clinic is operating, general working capital is provided to the clinic through a third‑party loan or intercompany loan. As intercompany loans do not fall squarely within the scope of a safe harbor to the federal anti‑kickback statute, they may be subject to greater scrutiny by enforcement agencies. See “Item 1A. Risk Factors—Risks Related to Our Business—Our arrangements and relationships with our nephrologist partners and medical directors do not satisfy all of the elements of safe harbors to the federal anti‑kickback statute and certain state anti‑kickback laws and, as a result, may subject us to government scrutiny or civil or criminal monetary penalties or require us to restructure such arrangements.”

For many of our clinics, we lease clinic space from entities in which physicians or other referral sources hold an ownership interest, and we sublease space to referring physicians. We set rent on a fair market value basis and believe that these arrangements satisfy the elements of the space rental safe harbor. See “Note 16 - Leases” and “Note 20 - Related Party Transactions” of the notes to the consolidated financial statements for additional information.

Because we purchase and sell items and services in the operation of our clinics that may be paid for, in whole or in part, by Medicare or other federal healthcare programs and because we acquire such items and services at a discount, we must structure our purchase arrangements to comply with the federal anti‑kickback statute. We believe that our vendor contracts that contain discount or rebate provisions substantially comply with the discount safe harbor, which permits rebates and reductions in the amount a buyer is charged for an item or service based on an arm’s‑length transaction if, among other requirements, the discount is fully and accurately reported on the invoice or applicable cost report and, if a rebate, the terms are fixed and disclosed in writing to the buyer at the time of the initial purchase.

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

On August 27, 2018, the Office of Inspector General (the “OIG”) of the U.S. Department of Health and Human Services published a Request for Information seeking input from the public on how it should address any regulatory provisions that may act as barriers to coordinated care or value-based care. The OIG specifically requested information on ways it should modify or add new safe harbors to the anti-kickback statute. The OIG could modify or add new safe harbors in ways that could impact our business.

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

Stark Law

The Stark Law is a federal civil statute which prohibits a physician who has a financial relationship (i.e., an ownership or compensation arrangement), or who has an immediate family member who has a financial relationship, with entities, including ESRD providers, from referring Medicare patients (and, as interpreted, Medicaid patients) to these entities for the furnishing of designated health services (“DHS”), subject to certain limited exceptions. DHS under the Stark Law include durable medical equipment and supplies, home health services, outpatient prescription drugs, inpatient and outpatient hospital services and clinical laboratory services. Relationships that would otherwise implicate the Stark Law may be protected by complying with certain exceptions to the Stark Law, such as the personal services, space rental, equipment rental and fair market value compensation exceptions. All of the requirements of a Stark Law exception must be met in order for referrals for DHS to an entity by a physician with a financial relationship with the entity to be compliant with the law.

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

Several of our JVs have agreements with acute care hospitals to provide dialysis services to the hospitals’ inpatients. The Hospital Inpatient Prospective Payment Systems rules and Stark Law regulations contain an exception which allows JVs to provide such services under an agreement with the hospitals. Specifically, dialysis services furnished by a hospital that is not certified to provide ESRD services under applicable law are not considered DHS. Accordingly, the Stark Law prohibitions do not apply to these services. However, because these agreements establish a financial relationship between our clinics and these hospitals (and indirectly between our nephrologist partners and these hospitals), any referrals from our nephrologist partners to these hospitals for DHS implicate the Stark Law. Accordingly, we endeavor to structure these agreements to comply with the rental of office space, rental of equipment, personal service arrangements and/or fair market value compensation exceptions to the Stark Law.

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

Fraud and Abuse Under State Law

Many states in which we operate dialysis clinics have statutes prohibiting physicians from holding financial interests in various types of medical clinics to which they refer patients. Some states also have laws similar to the federal anti‑kickback statute that may affect our ability to receive referrals from physicians with whom we have financial relationships, such as our medical directors or nephrologist partners. Some of these statutes include exemptions applicable to our medical directors and other physician relationships. Some, however, include no explicit exemption for medical director services or other services for which we contract with and compensate referring physicians or for joint ownership interests of the type held by some of our referring physicians. If these laws change or are interpreted to apply to referring physicians with whom we contract or to our nephrologist partners, we may be required to terminate or restructure some or all of our relationships with, purchase some or all of the ownership interests of, or refuse referrals from these referring physicians and could be subject to civil and administrative sanctions, refund requirements and exclusion from government healthcare programs, including Medicare and Medicaid. Such events could have a material adverse impact on our business.

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

Information Systems

We have invested in areas such as information systems and data analytics in an effort to become more efficient and meet the demands for improved clinical outcomes. We have selected an electronic medical record system for implementation at an increasing number of our facilities in the future. We address our information and data security needs by relying on applicable members of our staff and third parties, including auditors and third‑party service providers. We have implemented administrative, physical and technical safeguards to ensure the security of personally identifiable, protected health and other sensitive or confidential information that we collect, process, store, access or use, and we take commercially reasonable actions to ensure that our third‑party service providers are taking appropriate security measures to protect the data and information they access, use or collect on our behalf. However, there is no guarantee that we can provide adequate security with respect to such data and information.

Trademarks

We own certain trademarks and logos, including AmericanRenal, AmericanRenal Associates, The Nephrologist is the Center of Our Universe and the American Renal Associates logo. Each one of these trademarks or logos is registered with the U.S. Patent and Trademark Office. We consider these trademarks and the associated name recognition to be important to our business.

Employees

As of December 31, 2018, we had 4,932 employees, consisting of 1,672 nurses, 2,077 patient care and equipment technicians and 1,183 other employees. Our medical directors are not our employees and are paid pursuant to their contractual arrangements. None of our employees are subject to collective bargaining agreements. Although we do not currently directly employ personnel that are members of a union, we lease employees in New York and the District of Columbia that are members of unions. We consider our relationships with our employees to be good.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those documents filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are also available free of charge on our website at www.americanrenal.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Investors should note that we currently announce material information to our investors and others using filings with the SEC, press releases, public conference calls, webcasts or our website (www.americanrenal.com), including news and announcements regarding our financial performance, key personnel and our business strategy. Information that we post on our corporate website could be deemed material to investors. We encourage investors to review the information we post on these channels. We may from time to time update the list of channels we will use to communicate information that could be deemed material and will post information about any such change on www.americanrenal.com. The information on our website is not, and shall not be deemed to be, a part hereof or incorporated into this or any of our other filings with the SEC.

Item 1A. Risk Factors.

The occurrence of any of the events described below could materially adversely affect our business, financial condition, cash flows, results of operations and growth prospects. In such an event, the trading price of our common stock may decline, and you may lose all or part of your investment.

Risks Related to the Restatement

The Restatement has been time-consuming and expensive and could expose us to additional risks that would adversely affect our financial position, results of operations and cash flows as well as growth plans and investor confidence in our company.
As described in the section entitled “Explanatory Note” preceding Part I and in “Note 3 - Restatement of Consolidated Financial Statements” of the notes to the consolidated financial statements, we have restated our previously issued consolidated financial statements for the fiscal years ended December 31, 2017 and 2016, and for the quarters and year-to-date periods ended March 31, June 30 and September 30, 2018; March 31, June 30 and September 30, 2017; and March 31, June 30 and September 30, 2016, and selected financial data (“Item 6. Selected Financial Data”) for the years ended December 31, 2015 and 2014, derived from unaudited financial statements. The Restatement process has been time-consuming and expensive and could expose us to a number of additional risks that could adversely affect our financial position, results of operations and cash flows as well as our growth plans (including delays or alterations to certain de novo projects as described herein) and investor confidence in our company.
We have incurred substantial unanticipated costs of approximately $0.4 million in 2018 and approximately $16 million through June 30, 2019 in audit, legal, consulting and other professional fees in connection with the Restatement, the SEC Investigation, private litigation, the amendment of our credit agreement and our third-party clinic-level debt resulting from the Restatement and remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps that we have deemed appropriate and reasonable to strengthen our accounting function and reduce the risk of future restatements, as described in more detail in “Item 9A.  Controls and Procedures.”  To the extent these steps and any additional remediation steps we take are not successful, we may need to incur additional time and expense to address accounting issues that could arise in the future. We cannot predict when we will complete our efforts to fully remediate the material weaknesses we have identified or the total costs we will incur in these efforts. Our management’s attention has been, and may further be, diverted from the operation of our business and our growth plans, including opening or acquiring new clinics, as a result of the time and attention required to address the Restatement, the ongoing remediation of material weaknesses in our internal control over financial reporting, the SEC Investigation, private litigation and related matters. We may find it necessary to hire additional members of management to achieve our remediation and business goals following the Restatement.
We are also subject to claims and investigations arising out of the adjustments made to our previously issued financial statements. For information regarding this litigation, see “Item 3. Legal Proceedings.”
We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence.
 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act and is required to evaluate the effectiveness of these controls and procedures on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Management has identified material weaknesses that existed as of December 31, 2018, including material weaknesses relating to the ineffectiveness, or failure to maintain effective controls relating to: (1) the control environment, (2) accounting for net patient service operating revenues, net accounts receivable, amounts due to payors, income taxes, noncontrolling interests and review and approval of journal entries, (3) information and communication and (4) monitoring. See “Item 9A.  Controls and Procedures” for a discussion of these material weaknesses. As a result of these material weaknesses, our management concluded that our internal control and procedures were not effective as of December 31, 2018.
 A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and will continue to take actions that we believe will remediate the material weaknesses we have identified. However, these material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot predict when this determination will be made, or that the actions taken will be effective to remediate the identified material weaknesses. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to strengthen controls or to modify our remediation plan, which may require additional implementation time. We cannot predict when any additional remediation measures will be fully developed, the timing and effectiveness of our implementation of these remediation measures or the aggregate cost of implementation.  Until our remediation measures are determined to be operating effectively, our management may be required to continue to devote significant time and attention to these efforts.  If we do not complete our remediation in a timely fashion, or at all, or if our remediation measures are inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain misstatements that will be undetected.  If we are unable to report our results in a timely and accurate manner, then we may not be able to comply with the applicable covenants in our credit agreement or agreements governing our third-party clinic-level debt, and we may be required to seek additional amendments or waivers under these agreements, which could adversely impact our liquidity and financial condition.  Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting could reduce our ability to access the capital markets or obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements.
 Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses or material misstatements in our consolidated financial statements.  Any new misstatement could result in a further restatement of our consolidated financial statements, cause us to fail to meet timely our periodic reporting obligations with the SEC, cause us to violate debt covenants, reduce our ability to obtain financing or cause investors to lose confidence in our reported financial information, leading to a decline in the value of our common stock. We may discover additional weaknesses in our internal control over financial reporting.
The Restatement has resulted in securities class action and derivative litigation that could have a material adverse impact on our revenues, operating results and cash flows.
Following our March 27, 2019 announcement of the Restatement, we and certain of our current and former executive officers were named as defendants in two putative class action lawsuits, alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b5-1 thereunder. These lawsuits have been consolidated into a single class action lawsuit, captioned Ali Vandevar, et. al. v. American Renal Associates Holdings, Inc., et. al., No. 19-9074-ES-MAH, which remains pending. The consolidated action alleges, among other things, that our financial statements for the Restated Periods were materially false and misleading.
In addition, on July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC was filed, purportedly on our behalf, in the United States District Court for the District of New Jersey against the members of our board of directors and certain of our current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in our internal control over financial reporting, alleged misstatements and omissions in our 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process.
We and our current and former executive officers and directors could become subject to further private litigation arising out of the adjustments to our previously issued financial statements. Our management has been, and will continue to be, required to devote significant time and attention to these matters, and these actions and any additional litigation that arises could have a material adverse impact on our revenues, operating results and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant legal and other expenses investigating the claims underlying this litigation and expect to continue to need to incur significant legal and other expenses relating to these matters.
We are subject to the ongoing SEC Investigation, which has and will continue to require significant legal and other expense and management time and attention, and could result in a government enforcement action that could have a material adverse impact on our revenues, operating results and cash flows.
As disclosed in our Current Report on Form 8-K filed with the SEC on March 27, 2019, the Staff of the SEC is currently investigating certain revenue recognition, collections and related matters relating to us. We have incurred, and will continue to incur, significant expenses related to audit, legal, consulting and other professional services in connection with the Audit Committee’s review, the SEC Investigation and related legal and regulatory matters. These expenses, the delay in timely filing this Form 10-K and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, and the diversion of the attention of our management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our revenues, operating results and cash flows.
Furthermore, if the SEC commences legal action as a result of the SEC Investigation, we and certain of our current and former executive officers could be required to pay significant penalties and become subject to injunctions, cease and desist orders and other equitable remedies. The SEC Investigation will not be resolved as a result of the completion of the Audit Committee’s review of our financial statements for the Restated Periods and the filing of this Form 10-K. We can provide no assurances as to the outcome or timing of the SEC Investigation or any other related governmental or regulatory investigation.
Our indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.
Certain of our current and former executive officers are the subject of the above-referenced lawsuits as individual defendants, and they, along with other executive officers and our directors, could become subject to further private litigation or one or more government investigations or enforcement actions arising out of the adjustments to our previously issued financial statements. Under Delaware law and our amended and restated bylaws, we have indemnification obligations to our current and former executive officers and directors in relation to these matters or potential matters, as the case may be. These indemnification obligations have resulted and may continue to result in significant legal expenses to us, and may result in fines, settlement costs or other expenses for which we may be required to provide indemnification.
While we maintain director and officer liability insurance, we may be required to incur significant indemnification expenses to the extent our insurance carriers take the position that some or all of the costs and expenses associated with the private litigation and/or the SEC Investigation, including the costs of resolution of these matters, are not subject to insurance coverage or, if covered, such amounts exceed the maximum amount of available insurance.
The Restatement, SEC Investigation, class action and derivative lawsuits and other issues in connection with the Restatement could have an adverse impact on our business relationships.
Our operations and business rely on our reputation and relationships with our patients, the nephrologist community, including our nephrologist partners, medical directors, vendors, creditors, referral sources and other constituents important to our business. The Restatement, SEC Investigation, class action and derivative lawsuits and other issues in connection with the Restatement could have an adverse impact on our reputation and these relationships, including certain contractual arrangements with these persons. For example, the Restatement has impacted certain of our clinic-level financial statements for the Restated Periods, which could affect past calculations under certain of our physician agreements. This impact could impair our relationships with the affected nephrologist partners or result in disputes with them, contractual or otherwise. Nephrologists, for whom we already face intense competition, may be less willing to become or continue to serve as nephrologist partners or as medical directors. An inability to attract suitable nephrologist partners on terms acceptable to us could delay or impair our de novo clinic growth. If we are not able to attract new medical directors or maintain existing medical director relationships, our ability to provide medical services at our facilities would be impaired, resulting in reduced revenues. In addition, the Restatement and existence of the SEC Investigation and lawsuits could generate negative publicity and lead to a lack of confidence in our business, which could have an adverse effect on our reputation with referral sources and our patients themselves. The occurrence of any of the foregoing could harm our business and reputation and adversely affect our financial position, results of operations and cash flows.
Delayed filing of some of our periodic SEC reports has made us currently ineligible to use certain registration statements to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions or to issue equity awards.
Because we were unable to file this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 with the SEC on a timely basis, we will not be eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. It is possible that, in the event of an enforcement action by the SEC, the final terms of any settlement with the SEC may further prolong our inability to register securities on Form S-3. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.
Furthermore, we have several employee and director equity incentive plans that are registered on Form S-8, including our 2016 Omnibus Plan. Under SEC regulations, our failure to timely file our periodic reports with the SEC resulted in the suspension of the availability of our Form S-8 for issuances of shares underlying equity awards subject to these plans. For that reason, employees have not been permitted to exercise any outstanding options for unrestricted shares of our common stock and we have been unable to grant other equity awards under our Form S-8. Until such time that we are deemed to have filed all reports and other materials required to be filed under the Exchange Act, we will not be able to grant equity incentive awards to our employees, and our employees will not be able to exercise their stock options, in either case for unrestricted shares under Form S-8.

Risks Related to Our Business

We depend on commercial payors for reimbursement at rates that allow us to operate at a profit.

Commercial payors pay us at rates that are generally significantly higher than Medicare rates and the rates paid by other government‑based payors such as state Medicaid programs. For the years ended December 31, 2018, 2017 and 2016, we derived approximately 28%, 35% and 43%, respectively, of net patient service operating revenues from commercial payors, including non-contracted providers, even though commercial payors were the source of reimbursement for approximately 12%, 13% and 17% of the treatments performed during the years ended December 31, 2018, 2017 and 2016, respectively, reflecting a decrease over the period in the proportion of commercial payors relative to government payors as a source of reimbursement. Medicare rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule, typically at a discount. To the extent the proportion of commercial payors continues to decrease relative to government payors as a source of reimbursement for treatments, it could have a material adverse effect on our revenues, operating results and cash flows.

If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected.

Our revenues are sensitive to the number of patients with commercial insurance coverage, including those with employer group health plans, as well as the number of patients who have chosen ACA-compliant individual marketplace plans (“ACA plans”) and other non-employer-based plans. A patient’s insurance coverage may change for a number of reasons, including as a result of changes in the patient’s or a family member’s employment status. Other factors that may cause an increase in the number of patients who have government‑based programs as their primary payors include changes to terms or the availability of coverage from commercial payors, changes to the healthcare regulatory system, sustained or increased job losses and improved longevity and lower standard mortality rates for ESRD patients, resulting in a lower percentage of patients covered under commercial insurance plans. The percentage of our patients covered under commercial insurance plans could also be negatively impacted by a continued decline in the rate of growth of the ESRD patient population. In addition, our continued negotiations with existing and new commercial payors could result in a further decrease in the number of patients under commercial insurance plans to the extent that we cannot reach agreement with these payors on rates and other terms.
During the year ended December 31, 2018, we experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2017, due to the introduction of more restrictive benefit plan designs by certain commercial payors, including plans with disincentives for patients to select or remain with out-of-network providers. In addition, for the year ended December 31, 2018, the percentage of treatments accounted for by commercial payors and others, including ACA plans, but not including the U.S. Department of Veterans Affairs (the “VA”) was 9%, compared to 11% for the prior year, and we expect it to remain lower. If there is a significant additional reduction in the number of ESRD patients insured through commercial insurance plans, whether ACA plans or non-ACA commercial insurance plans, relative to patients insured through government‑based programs, it would have a material adverse effect on our revenues, earnings and cash flows.
If there is a decline in financial assistance from charitable organizations to patients with commercial insurance, our operating results and cash flows would be adversely affected.
Some patients with commercial insurance coverage receive financial assistance from charitable organizations, such as the American Kidney Fund (“AKF”). Certain commercial payors have challenged the availability and legitimacy of charitable support as a premium funding source for patients, including through litigation, and other strategies. A number of commercial payors have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from charitable organizations. Furthermore, we have received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been regulatory and legislative efforts considering the imposition of restrictions and obligations relating to the use, by patients on commercial plans, of charitable premium support. Regulators such as CMS have considered (and, in some instances, questioned) the use of charitable premium assistance for ESRD patients purchasing ACA plans. In January 2019, a California bill (AB 290) was introduced in the California legislature, similar to a bill (SB 1156) that was passed in 2018 by the legislature but vetoed by the prior governor, that would impose restrictions and obligations related to the use, by patients on commercial plans, of charitable premium assistance in the State of California and would limit the amounts paid to a provider for services provided to those patients if that provider has a financial relationship with the organization providing charitable premium assistance. See “—If the rates paid by commercial payors continue to decline, our operating results and cash flows would be adversely affected” below. If any of these challenges to kidney patients’ use of premium support are successful or restrictions are imposed on the use of financial assistance from such charitable organizations such that patients are unable to obtain or continue to receive, or receive only for a limited duration, such financial assistance, our revenues, earnings and cash flow could be substantially reduced. Further, any law, rule or other regulatory action by CMS or other federal or state regulatory or legislative authorities that limits the payments that a dialysis provider can retain for treatments provided to commercial patients, affects payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricts or prohibits the use of charitable premium assistance could materially reduce our revenues.
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

If the rates paid by commercial payors continue to decline, our operating results and cash flows would be adversely affected.

The dialysis services industry is subject to rate pressure from commercial payors, including employer group health plans, as well as ACA plans, as a result of general conditions in the market, recent and future consolidations among commercial payors and other factors. We are continuously in the process of negotiating agreements with our commercial payors, which has led to an increase in the number of in-network contracted payors that reimburse us at rates that are generally lower than out-of network payors. Commercial payors generally seek to limit their costs through plans with disincentives for patients to select or remain with out-of-network providers, downward pressure on contracted commercial payor rates (whether under ACA plans or otherwise), imposing reductions in payment rates if certain clinical measures are not met, efforts to design and implement plans that limit access to coverage, reductions in the duration and/or the breadth of benefits or even litigation may result in decreased payments and/or disruption to our business. In the event that our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases and such changes are not offset by increases in the number of covered patients receiving our services, the net impact would have a material adverse effect on our revenues, results of operations and cash flows. In addition, consolidations in the healthcare sector, including mergers of healthcare insurers and acquisitions of healthcare providers by insurers, may significantly increase the negotiating leverage of commercial payors. Our negotiations with payors are influenced by competitive and other pressures exerted by such payors, which may result in decreases to some of our contracted rates or a termination of certain of our relationships with commercial payors.
In addition to downward pressure on contracted commercial payor rates, commercial payors have in some instances decreased, and may continue to decrease, payment rates for non‑contracted providers. Commercial payors have been attempting to impose restrictions and limitations on patient access to ACA plans and non‑contracted or out-of-network providers. Some of our clinics are currently designated as out‑of‑network providers by some of our current commercial payors. Commercial payors have restructured, and may continue to restructure, their benefits to create impediments for patients in selecting particular providers, including disincentives for patients to select or remain with out‑of‑network providers. We have in the past, and may again in the future, determine that it is appropriate to enter into long-term contracts with commercial payors with respect to which we are an out-of-network provider, even if the reimbursement rates under the contracts are materially less favorable to us than the rates we currently receive. Reductions in contracted commercial payor rates or rates received with respect to non-contracted providers, or these or any other measures applied by commercial payors to limit their costs may make certain dialysis centers economically unviable and could result in a significant decrease in our overall revenues derived from commercial payors and a material adverse effect on our operating results and cash flows.
If we do not continuously obtain new patients covered by commercial insurance, our operating results and financial condition would be adversely affected.

Our revenues are sensitive to the number of new dialysis patients covered by commercial insurance. Medicare beneficiaries with ESRD generally become eligible for coverage on the first day of the third month after the month in which a course of regular dialysis begins, but this three-month waiting period may be partially or completely waived if the patient participates in a self‑dialysis training program or has a kidney transplant. For a dialysis patient with commercial insurance coverage, the commercial insurance plan generally is the primary payor for a period of up to 33 months beginning on the first month that the individual would be entitled to Medicare on the basis of ESRD, regardless of whether the patient actually enrolls in Medicare. After that, Medicare becomes the primary payor as long as the individual retains eligibility based on ESRD and the part B premiums are timely paid. Medicare coverage ends if the patient has not received dialysis for 12 months, if 36 months have passed since the beneficiary had a successful kidney transplant or if the patient disenrolls from Medicare part B.
When Medicare becomes the primary payor, the payment rate we receive for that patient shifts from the commercial insurance rate to the Medicare payment rate, which is generally significantly lower than the commercial rate. For each covered treatment, Medicare pays 80% of the amount set by the Medicare program and the patient is responsible for the remaining 20%. In many cases, a secondary payor, such as Medicare supplemental insurance (offered by commercial payors), another commercial insurance plan or Medicaid, covers all or part of these balances. If dialysis patients who have Medicare as their primary payor do not have secondary insurance coverage, we must attempt to collect payment from the patient using reasonable collection efforts consistent with federal and state law, unless we are permitted by law to waive this 20% copayment.  In those cases where we seek the copayment, we may not be successful in collecting it. A portion of the Medicare deductible and coinsurance amounts that are uncollectible from the patient may be reimbursed by CMS under certain circumstances, but the percentage of these bad debts for which we receive reimbursement has been reduced in recent years and is subject to further reduction by CMS. If there is a significant reduction in the number of new dialysis patients covered by commercial insurance, we would not receive the benefit of the period of up to 33 months of higher reimbursement rates from commercial payors, which would materially adversely affect our operating results and cash flows.

The bundled payment system under the Medicare ESRD program may not reimburse us for all of our operating costs.

For the year ended December 31, 2018, we derived approximately 72%, of our revenues from reimbursement from government‑based and other programs, including 51% from the Medicare ESRD program and 16% from Medicare-assigned insurance through the Medicare Advantage program. The reimbursement that we receive from Medicare under the ESRD prospective payment rate system (the “ESRD PPS”), described under “Item 1. Business—Reimbursement—Medicare Reimbursement—ESRD Prospective Payment Rate System” may be insufficient to cover our treatment costs.

For patients with Medicare coverage, all reimbursement of dialysis services is made using a bundled payment system. The bundled payment under the ESRD PPS covers both the dialysis treatment and the majority of the renal‑related items and services provided to a patient during the dialysis treatment, including laboratory services, pharmaceuticals, such as erythropoietin stimulating agents (“ESAs”), and medication administration, irrespective of the level of pharmaceuticals administered or additional services performed, with the exception of drugs that are reimbursed under the Medicare ESRD PPS

TDAPA program. The TDAPA program was established by CMS to facilitate beneficiary access to certain qualifying products by allowing payment for these drugs and biologicals during a transitional time period while the necessary utilization data is collected. The TDAPA program provides a drug designation process for determining when a product is no longer an oral‑only drug and for determining when new injectables and intravenous products will be included in the ESRD bundled payment.
While CMS issues annual updates to the ESRD PPS, which may affect the related base rate as well as the various adjusters, our operating costs may outpace these and any future rate increases we receive under the ESRD PPS, and we may not be able to adjust our operations adequately to manage such costs. If drug or medical supply prices, for instance, increase beyond that contemplated when the bundled rate was set by CMS, the difference between the bundled rate and the drug or supply‑related costs could have a significant adverse effect on a facility’s profitability. Further, the bundled payment system requires dialysis facilities to provide new services within the payment bundle, unless designated under the Medicare ESRD PPS
TDAPA program, which may increase our operating costs. We may not recoup these costs, even with rate adjustments. If products we are required to provide are transitioned from the separate reimbursement under the TDAPA program to inclusion in the ESRD PPS bundled rate, we may not receive adequate reimbursement under the ESRD PPS, which could adversely affect our results of operations. Finally, the case‑mix adjustment component of the ESRD PPS renders it difficult for us to predict the Medicare-related revenues that we will receive, due to the number and variety of patient‑level adjustment factors. We may not be able to make necessary adjustments in our operations to accommodate reductions in revenue that may result from case‑mix variations.

Our growth strategy depends in part on our ability to develop de novo clinics. Our attempt to expand through development of de novo clinics entails risks to our growth, as well as to our operating results and financial condition.

We have experienced significant clinic growth since our inception. We have grown primarily through the development of de novo dialysis clinics as JVs with new and existing partner nephrologists or nephrologist groups. Growth through development places significant demands on our financial and management resources. The time and expense devoted to the Restatement process has caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered. Inability on our part to address these demands or resume the projects impacted by the re-evaluation of the timing of our investments could adversely affect our growth, our operating results and financial condition.
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
The development of a de novo dialysis clinic can be expensive and may include costs related to construction, equipment and initial working capital. De novo dialysis clinics are subject to various risks, including risks associated with the availability, timing and terms of financing for development, construction delays, securing appropriate licenses and permits, achieving brand awareness in new markets, managing increases in costs, competing for appropriate sites in new markets and maintaining adequate information systems and other operational system capabilities. Our ability to develop additional clinics may be limited by state certificate of need programs and other regulatory restrictions on expansion. States without certificate of need programs may begin restricting the development of new clinics and states with existing programs may institute more restrictive measures.
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

Our growth strategy depends in part on our ability to attract new nephrologist partners on terms favorable to us. If we are unable to do so, our future growth could be limited.

We believe that an important component of our financial performance and growth is our partnership with physicians that purchase ownership interests in our joint venture clinics. Our ability to partner with physicians may be inhibited in markets where a large portion of nephrologists are subject to covenants not to compete with our competitors. Based on competitive factors and market conditions, physicians may seek to negotiate relatively higher levels of equity ownership in our clinics, consequently limiting or reducing our share of the profits from these clinics. Negative publicity related to the Restatement, SEC Investigation and related matters may also adversely impact our ability to attract and retain nephrologist partners, as described in more detail in “—The Restatement, SEC Investigation, class action and derivative lawsuits and other issues in connection with the Restatement could have an adverse impact on our business relationships.” In addition, physician ownership in our clinics is subject to significant regulatory restrictions. See “—Our arrangements and relationships with our nephrologist partners and medical directors do not satisfy all of the elements of safe harbors to the federal anti‑kickback statute and certain state anti‑kickback laws and, as a result, may subject us to government scrutiny or civil or criminal monetary penalties or require us to restructure such arrangements.”
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

Our business strategy includes the selective acquisition of existing dialysis clinics. In general, acquiring an existing dialysis clinic is more costly than developing a de novo dialysis clinic but has historically been a faster means for achieving profitability and entering a new market. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition opportunities or to complete acquisitions in a timely manner and on favorable terms. The time and expense of the Restatement process may also cause us to delay or decide not to pursue acquisitions that would have been beneficial to our growth. We may need to obtain additional capital or financing, from time to time, to fund these acquisitions. Sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire additional clinics may be limited by state certificate of need programs and other regulatory restrictions on expansion. Even if we are able to acquire additional clinics, there is no guarantee that we will be able to operate them successfully as stand‑alone businesses, or that any such acquired clinic will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the acquired clinic will continue to work for us after the acquisition or that they will be able to continue to successfully manage any acquired clinic. We also face significant competition from local, regional and national dialysis operators and other owners of clinics in pursuing attractive acquisition candidates. See “—Our competitors have increasingly adopted a JV model and compete with us for establishing de novo clinics, acquiring existing dialysis clinics and engaging medical directors, which could materially adversely impact our growth prospects.” The inability to acquire existing clinics on reasonable terms or in a cost‑effective manner could adversely affect our growth as well as our operating results and financial condition.
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

We believe we have built our reputation on the high quality of our dialysis clinic services, physicians and operating personnel, as well as on our culture and the experience of our patients in our clinics, and we must protect and grow the value of our brand to continue to be successful in the future. Our brand may be diminished if we do not continue to make the day‑to‑day investments required for clinic operations, equipment upgrades and staff training. Any incident, real or perceived, regardless of merit or outcome, that erodes our brand, such as adverse patient outcomes due to medical malpractice or allegations of medical malpractice, failure to comply with federal, state or local regulations including allegations or perceptions of non‑compliance, failure to comply with ethical and operating standards, or the Restatement and related matters, could significantly reduce the value of our brand, expose us to adverse publicity and damage our overall business and reputation. Further, our brand value could suffer and our business could be adversely affected if patients perceive a reduction in the quality of service or staff, or an adverse change in our culture or otherwise believe we have failed to deliver a consistently positive patient experience.
Infringement of our trademarks and other proprietary rights or a finding that our services infringe the proprietary rights of others could impair our competitive position, require us to change our business practices or subject us to significant costs and monetary penalties.

Our ability to successfully grow our business depends in part on our ability to maintain brand recognition using our trademarks and logos. If our efforts to protect our trademarks are unsuccessful and third parties are able to use the same or similar brand names in competitive business lines, the value of our business may be harmed. If we are found to infringe a third party’s intellectual property rights, we could be liable for damages or be subject to an injunction that forces us to rebrand our services or replace certain technology or other intellectual property. If we are unable to protect our trademarks and other proprietary rights, or if we are found to infringe the proprietary rights of others, such events could have a material effect on our business, financial condition or results of operations.
Federal laws negatively impacting Medicare reimbursement to our dialysis facilities may have an adverse effect on our revenues.
Subsequent to the establishment of the ESRD PPS, Congress has from time to time enacted legislation that has resulted in reductions to Medicare program reimbursement rates for dialysis services or affected the bundle of items and services for which we are reimbursed. For example, legislation passed in 2012 and 2014 previously reduced the market basket inflation adjustment to the ESRD PPS bundled rate for payment years 2016, 2017 and 2018. In addition, the inclusion of oral‑only ESRD‑related drugs in the bundled payment, originally scheduled to occur in 2016, has twice been delayed to the current implementation date of January 1, 2025. The uncertainty about future payment rates is a material risk to our business, and any future reductions to reimbursement rates or changes in the items and services included within the ESRD PPS bundled payment could have a material adverse effect on our results of operations and financial condition.
Federal budget sequestration cuts, including a 2% reduction to Medicare payments, became effective in 2013 and have been extended through 2027. These cuts have affected and will continue to affect our revenues, earnings and cash flows. In 2018, the U.S. President and Congress each proposed additional spending cuts and tax reform initiatives, some of which would have resulted in changes (including significant reductions in funding) to Medicare and Medicaid. These measures and any similar measures proposed by the U.S. President or Congress, if adopted, could affect our revenues, earnings and cash flows. Future federal legislation relating to the federal government’s borrowing authority or deficit reduction may also have a negative impact on our financial performance.
The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues.

On July 10, 2019, the U.S. President signed an executive order to launch the Advancing American Kidney Health initiative. As directed by the executive order, CMS released a proposed required payment model and four optional payment models. The four optional payment models are expected to enroll more than 200,000 Medicare patients in new arrangements with dialysis providers, and the required payment model, known as ESRD Treatment Choices, will encourage dialysis in the home. These changes in financial incentives for dialysis providers and the expansion of government programs could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Under the Advancing American Kidney Health initiative, our dialysis facilities may be subject to downward payment adjustments that could adversely affect our patient service operating revenues, results of operations and cash flows.

The ESRD Quality Incentive Program may adversely affect our business, results of operations, cash flows and revenues.

The ESRD Quality Incentive Program (“QIP”), which is administered by CMS, is designed to promote the provision of high‑quality dialysis services in outpatient dialysis facilities. Under the ESRD QIP, a portion of the bundled per treatment payment that a dialysis facility receives from Medicare is tied to the facility’s performance in a previous year on certain quality of care measures. These measures are based on specifications from CMS, as these may be updated from time to time. If a dialysis facility does not meet or exceed certain performance standards related to these measures during a performance year, the facility will be subject to a reduction in Medicare payments of up to 2% for all services performed during a subsequent payment year. CMS modifies the ESRD QIP each year, such that the quality measures selected, the performance scoring system and other factors that impact a dialysis facility’s ESRD QIP performance will likely differ from year to year. CMS has established the ESRD QIP performance measures for payment years through 2022, but these measures may be subject to further change by CMS. See “Item 1. Business—Reimbursement—Medicare Reimbursement” for a discussion of the currently established performance measures. Any changes to the ESRD QIP measures could have an adverse impact on our ability to avoid or minimize Medicare payment reductions under the ESRD QIP. Under the ESRD QIP, our dialysis facilities may be subject to downward Medicare program payment adjustments that could adversely affect our results of operations, cash flows and revenues.

Disruptions in federal government operations and funding create uncertainty in our industry and could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our business, results of operations and financial condition. Any federal government shutdown and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations and financial condition. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming healthcare regulatory developments.

The federal government publishes performance and quality data on dialysis facilities, which includes a star rating system. If our facilities receive low ratings or if the ratings and data published by CMS are inaccurate, our revenues could be materially and adversely affected by a loss of patients or lack of new patients.

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

For the year ended December 31, 2018, we derived approximately 2% of our revenues and 2.5% of our treatment volume from patients primarily insured through the VA. In December 2010, the VA adopted Medicare’s bundled payment system, resulting in a reduction in payments for dialysis services at centers treating VA patients. To the extent payments are further reduced or to the extent we lose VA patients as a result of VA policies, our operating results and financial condition could be adversely affected.

For the year ended December 31, 2018, we derived approximately 4% of our revenues and 6% of our treatment volume from patients who had Medicaid or Medicaid managed care as their primary insurer. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, some states’ Medicaid eligibility requirements mandate that enrollees in Medicaid programs provide documented proof of citizenship. More recently, several states have begun adopting work or similar requirements for many enrollees in Medicaid. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure that reduce our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

Changes in clinical practices, payment rates or regulations relating to ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients.

The Medicare bundled payment system includes reimbursement for ESAs such that ESA dosing variations do not change the amount paid to a dialysis facility. Many commercial insurance programs have been moving towards a bundled payment system inclusive of ESAs, while some continue to pay for ESAs separately. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate or changes to administration policies could have a material adverse effect on our revenues, earnings and cash flows. Any cost savings that we may realize from reductions in the frequency with which ESAs are administered by our facilities may be offset or eliminated by reductions in the national base rate set by Medicare, which could have a negative impact on our revenues, earnings and cash flows.
In addition, changes in reimbursement rates for ESAs and other pharmaceuticals that are reimbursed outside of the bundled rate could similarly affect our operating results. For example, under the TDAPA program, the oral and IV forms of calcimimetics are separately reimbursed by Medicare and not included within the Medicare bundled payment rate system. During the applicable transitional period, we expect that the wider availability of generic supplies of oral calcimimetics will drive the acquisition cost of that drug down, which could in turn lower associated reimbursement rates. We cannot predict the timing and specifics of how CMS will permanently incorporate oral and IV calcimimetics into the Medicare bundled payment rate system after the TDAPA program period. Changes in these reimbursement rates could lead to significant fluctuations in our operating income and could have a negative impact on our revenues, earnings and cash flows.
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

The ESAs required for our clinics are supplied by Amgen Inc. (“Amgen”), with its drugs branded as EPOGEN (“EPO”) and Aranesp and by Vifor International AG (“Vifor”), with the F. Hoffman-La Roche Ltd. drug branded as Mircera and the Pfizer drug branded as Retacrit. Under our agreement with Amgen, Amgen may unilaterally decide to increase its prices for EPO and Aranesp at any time. In the event that it does so, Vifor may be unable to increase its supply of Mircera or Retacrit to us in an amount sufficient to enable us to avoid incurring such increased prices, and we may not have access to alternative ESAs that are both cost-effective and work as effectively as our current ESAs. We do not have the ability to pass on any price increases to Medicare and Medicaid and may not have the ability to pass on price increases to commercial payors. Changes in the availability and cost of ESAs and other renal‑related pharmaceuticals could have a material adverse effect on our earnings and cash flows and ultimately reduce our income.

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

In addition, the technology related to ESAs is subject to new developments that may result in superior products. If we are not able to access these superior products on a cost‑effective basis or if suppliers are not able to fulfill our requirements for products, we could face patient attrition, which could adversely affect our operating results and financial condition.
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

The development of new kidney transplant technologies could decrease the need for dialysis services. Similarly, the development of new home dialysis technologies could decrease our in‑center patient population and require us to focus more intensely on providing home dialysis services in more of our markets. See also “—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues.” If new technologies are developed that require changes to our business structure or that otherwise decrease our in‑center patient population, it could adversely affect our revenues, earnings and cash flows.
There are significant risks associated with estimating the amount of revenues that we recognize that could impact the timing of our recognition of revenues or have a significant impact on our operating results and financial condition.

There are significant risks associated with estimating the amount of revenues that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, uncertainty as to the amounts paid by various insurers with which we have no contracts and other payor issues, such as ensuring appropriate documentation, complicate the billing and collection process. For example, in recognizing revenue from non-contracted payors, we estimate the transaction price based on usual and customary rates, reduced by contractual adjustments provided to those payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. In assessing the probability of claim payments, we review previous payment history and record a reserve, generally at the patient level, that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods. When we later receive cash with respect to prior period patient claims, we are required to reconcile our contractual allowance estimates for discounts and price concessions with the cash we subsequently receive. The Audit Committee review that resulted in the Restatement found that in recording revenue based on expected payments from third-party payors during the Restated Periods, we did not appropriately reconcile contractual allowance estimates for discounts and price concessions with cash subsequently received in respect of prior period patient claims. We have taken and continue to take actions that we believe will remediate the material weaknesses that resulted in this failure to reconcile properly, but these actions have not had significant time to be deemed effective and may be ineffective to remediate the identified material weaknesses. See “—Risks Related to the Restatement—We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence.”
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

We are subject to a number of complex billing requirements. The process of providing medical care prior to receiving payment or determining a patient’s ability to pay carries risks which may adversely affect our revenues, bad debt expense and cash flows. Payor billing requirements may differ by the type of payor as well as by the individual payor contract. Reimbursement for services we provide may be conditioned upon, amongst other requirements, properly coding and documenting services. Further, payors may fail to pay or refuse to pay for services even when properly billed. Additional factors that may influence our ability to receive reimbursement include, but are not limited to:

•	payor disputes regarding which party is responsible for payment;

•	variations in the amount or type of coverage for similar services amongst various payors; and

•	implementation of new coding standards or requirements which may require more information or documentation.

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

The ACA has been the subject of extensive legislative and regulatory scrutiny, including efforts by Congress to repeal the ACA in its entirety, or to repeal, amend and replace a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. In December 2017, the U.S. President signed into law a provision repealing the penalty under the ACA’s individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan, effective for tax years beginning with 2019. While the ultimate impact of this change is unknown, it may result in an increase in the number of individuals without health insurance, which could have a material adverse effect on our business, results of operations and financial condition. Legislative attempts to completely repeal the ACA have been unsuccessful to date, but there may be significant changes to the healthcare regulatory environment in the future, whether by administrative action or otherwise, that could have a material adverse effect on our business. In addition, there have been lawsuits filed by various stakeholders pertaining to the ACA that may have the effect of modifying or altering various parts of the law, or repealing the law in its entirety. For example, a federal district court in Texas ruled in December 2018 that the individual mandate of the ACA was unconstitutional and inseverable from the ACA and thus that the remaining provisions of the ACA were also invalid. The court’s ruling has been appealed to the U.S. Court of Appeals for the Fifth Circuit, and in March 2019, the U.S. Department of Justice stated in a legal filing with the Fifth Circuit that the district court’s ruling that the ACA was invalid should be upheld. While the ACA remains in effect pending the appeal of this decision, we cannot predict whether the district court’s ruling will be upheld or overturned or whether there will be further lawsuits that result in a modification or complete repeal of the ACA.
In recent years, some states have considered legislation, ballot initiatives or referendums, or policy changes that could, if implemented, impose additional requirements on our operations, including increases in the required staffing levels or staffing ratios for clinical personnel, minimum transition times between treatments and limits on how much patients may be charged for care.  Proposition 8, a statewide ballot initiative filed in 2018 in California, would have limited the amount dialysis clinics could charge to 115% of the average treatment cost in California. Proposition 8 was not approved in the November 2018 election. Ballot initiatives similar to Proposition 8 were also proposed in Ohio and Arizona; however, neither initiative met the applicable requirements for inclusion on the state ballot for the November 2018 election. Although Proposition 8 and the Ohio and Arizona initiatives did not become law, similar legislation, ballot initiatives or referendums might be proposed in the future in these or other states. Changes such as those mandated by Proposition 8 and the Ohio and Arizona initiatives or similar future legislation, ballot initiatives or referendums, or related policy changes, could materially reduce our revenues and increase our operating expense, require us to close dialysis centers or reduce shifts, and could have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition. Even if not passed or approved, our efforts to oppose such measures could result in substantial costs to us.

We expect that additional federal and state healthcare reform measures will be adopted in the future and cannot predict how employers, private payors or persons buying insurance might react to these changes. Full repeal or repeal of additional provisions of the ACA, any future healthcare reform legislation, including moving to a universal health insurance or “single payor” system whereby health insurance is provided to all Americans under government programs, or adverse court decisions may increase our costs, limit the amounts that federal and state governments and other third‑party payors will pay for healthcare products and services, expose us to expanded liability or require us to revise the ways in which we conduct our business, any of which could materially adversely affect our business, results of operations and financial condition.

If we fail to adhere to all of the complex federal, state and local government regulations that apply to our business, we could suffer severe consequences that could adversely affect our operating results and financial condition.

Our dialysis operations are subject to extensive federal, state and local government regulations, all of which are subject to change. These government regulations currently relate to, among other things:

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

A review of our business by judicial, law enforcement, regulatory or accreditation authorities under existing or new healthcare laws could result in a determination that could materially adversely affect our operations. If such a determination were to be made, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings cash flows and financial condition including:

•	suspension, exclusion or termination of our participation in government payment programs;

•	refunds to the government and third‑party payors of amounts received in violation of law or applicable program or contract requirements;

•	loss of required government certifications or exclusion from government payment programs;

•	loss of licenses or certificates of need required to operate healthcare clinics in the states in which we operate;

•	reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;

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

•
enforcement actions by governmental agencies or state law claims for monetary damages by patients who believe their protected health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA;

•	mandated changes to our practices or procedures, including with respect to our billing and business practices, that significantly increase operating expenses;

•
termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases, consulting agreements with physicians, or contracts with healthcare providers; and

•
harm to our reputation, which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities.

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
To enforce compliance with the federal laws, the U.S. Department of Justice and the Department of Health and Human Services Office of Inspector General (“OIG”) have increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time‑ and resource‑consuming and can divert management’s attention from the business.  Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $11,181 to $22,363 per false claim or statement made after November 2, 2015 and $5,500 to $11,000 for claims or statements before that date, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings, including qui tam or whistleblower suits brought by private individuals on behalf of the government. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
On August 18, 2016, CMS issued a request for information for public comment on concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA plans, including health insurance marketplace plans. The request also sought public comment about certain charities that provide assistance to patients seeking to enroll in private insurance coverage. CMS also sent letters to all Medicare-enrolled dialysis facilities and centers, including our facilities, informing them of this request for information.
In December 2016, the Department of Health and Human Services (“HHS”) issued an interim final rule (“IFR”) that would have required dialysis facilities to make certain disclosures to insurers and patients in connection with ACA plans and would have effectively enabled insurers to reject charitable premium assistance payments. In January 2017, a federal district court issued a preliminary injunction, enjoining HHS from implementing the IFR, and in June 2017, at the request of the government, the court stayed the proceedings while HHS undertakes further rulemaking in order to replace the IFR with a new rule to be issued through a rule-making process. In June 2019, HHS sent to the White House Office of Management and Budget a proposed rule entitled “Conditions for Coverage for End-Stage Renal Disease Facilities-Third Party Payments.” If this or any similar rule is issued and survives any potential court challenges, it could have a material adverse impact on us.

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
In particular, the dialysis services industry has been subject to scrutiny by the federal government. The increased scrutiny from regulators and insurers could adversely affect the enrollment of patients at our clinics in ACA plans and other individual commercial plans, cause additional reductions in our average reimbursement rates or result in additional limitations on our operations. Certain proceedings against companies in our industry have been and may in the future be filed under seal, such as a whistleblower action under the federal False Claims Act. Although we cannot predict whether or when proceedings might be initiated or when these matters may be resolved, it is not unusual for these investigations to continue for a considerable period of time. Responding to these investigations can require substantial management attention and significant legal expense, which could materially adversely affect our operations. Further, in many cases the mere existence or announcement of any such inquiry could have a material adverse effect on our business. Any such investigation could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business or result in adverse publicity. Any negative findings could result in substantial financial penalties against us, exclusion from future participation in Medicare, Medicaid and other healthcare programs, and, in some cases, criminal penalties, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our arrangements and relationships with our nephrologist partners and medical directors do not satisfy all of the elements of safe harbors to the federal anti‑kickback statute and certain state anti‑kickback laws and, as a result, may subject us to government scrutiny or civil or criminal monetary penalties or require us to restructure such arrangements.

We endeavor to structure our JV arrangements and medical director agreements, including agreements with our chief medical officer, to comply with applicable laws and government regulations and applicable safe harbors. Our business model is focused on JVs with nephrologist partners, and we endeavor to structure these JVs in compliance with the federal anti‑kickback statute, the Stark Law and analogous state anti‑kickback and self‑referral laws, including the exceptions applicable to Medicare ESRD services. In addition, our chief medical officer has been granted stock options in ARA and a number of our nephrologist partners own shares of ARA as a result of common stock offerings that we have made. Substantially all of our JVs with physicians or physician groups also involve the provision of medical director services by our nephrologist partners to those clinics. Under Medicare regulations, each of our dialysis clinics is required to have an active medical director who is responsible for decision‑making in analyzing core processes and patient outcomes and in stimulating a team approach to continuous quality improvement and patient safety. For these services, we retain a physician on an independent contractor basis at an annual fixed fee to serve as the medical director.
We believe that our relationships with our nephrologist partners, which include our medical directors, do not meet all of the elements of the safe harbors to the federal anti-kickback statute and may not meet all of the elements of analogous state safe harbors. Arrangements that do not meet all of the elements of a safe harbor do not necessarily violate the applicable anti‑kickback statute but are susceptible to government scrutiny. The OIG has issued guidance expressing concerns about joint ventures with referring physicians and the Department of Justice has pursued actions relating to joint venture arrangements between physicians and other healthcare providers. Accordingly, there is some risk that the OIG, the Department of Justice or another government agency might investigate our JV arrangements and medical director contracts. In addition, if the government were to interpret the physician self‑referral laws such that they viewed our operations to be in violation of such laws, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
If our arrangements with our nephrologist partners and medical directors were investigated and determined to violate the federal anti‑kickback statute, Stark Law or analogous state laws, we could be required to restructure these relationships, which we may not be able to do successfully. We could become subject to a corporate integrity agreement, which requires costly external monitors and could require changes to our operations. We could also be subjected to civil and criminal penalties and severe monetary consequences that could adversely affect our operating results and financial condition, including, but not limited to, the repayment of amounts received from Medicare by the offending clinics and the payment of penalties and possible exclusion from federal healthcare programs. Additionally, new federal or state laws could be enacted that would construe our relationships with our nephrologist partners as violating applicable law or result in the imposition of penalties against us or our facilities. If any of our business arrangements with nephrologist partners were alleged or deemed to violate the federal anti‑kickback statute or similar laws, or if new federal or state laws or regulations were enacted rendering these arrangements illegal, it could have a material adverse effect on our business, prospects, results of operations and financial condition.

If our arrangements are found to violate the Stark Law, it may subject us to government scrutiny or monetary penalties or require us to restructure such arrangements.

As the Stark Law prohibits physician self‑referral for certain designated health services (“DHS”) and is a strict liability statute, we may be subject to liability due to the referral practices of our nephrologist partners.  None of the Stark Law exceptions applicable to physician ownership interests in entities to which they make referrals for DHS apply to the kinds of ownership arrangements that our nephrologist partners hold in our JVs. If a center bills for DHS referred by our nephrologist partners, the claims would not be payable and the dialysis center could be subject to actions under the False Claims Act and the Stark Law penalties. See “Item 1. Business—Government Regulation—Stark Law.”
If CMS determined that we have submitted claims in violation of the Stark Law, the claims would not be payable and we could be subject to penalties, some of which could be significant. In addition, it might be necessary to restructure existing compensation agreements with our medical directors and to repurchase or to request the sale of ownership interests in our JVs held by our nephrologist partners or, alternatively, to refuse to accept referrals for DHS from these physicians. Any such penalties and restructuring could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

We are required to obtain federal and state certification for participation in the Medicare and Medicaid programs before we can begin billing for patients treated in our clinics who are enrolled in government‑based programs. Due to budgetary pressures and staffing limitations, significant delays in obtaining initial certification have occurred in some states, including for our clinics, and additional delays may occur in the future. Failures or delays in obtaining certification, particularly if they become more widespread, could cause significant delays in our ability to bill for services provided to patients covered under government programs, cause us to incur write‑offs of investments or accelerate the recognition of lease obligations in the event we have to close clinics or our clinics’ operating performance deteriorates. This could have an adverse effect on our growth and operating results. The Bipartisan Budget Act of 2018, allows for independent credit organizations approved by HHS to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied, but the ultimate impact of these changes cannot be predicted.
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

We are dependent on our senior management. Because our senior management has contributed to our growth since inception, the loss of key management personnel or our inability to attract, retain and motivate sufficient members of qualified management or other personnel could have a material adverse effect on us.
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
The Medicare conditions for coverage for ESRD facilities require that our medical directors be board‑certified in internal medicine or pediatrics by a professional board and complete a board‑approved training program in nephrology. Where a physician is not available with these qualifications, we seek a waiver of this requirement for our medical director from CMS. For a number of our facilities, physicians with these qualifications are not available, and we have obtained waivers from CMS for the medical directors of these facilities. If we are unable to attract physicians with these qualifications to become our medical directors or are unable to obtain waivers of this requirement for our medical directors, it could result in the closure of facilities and have a material adverse effect on our business, prospects, results of operations and financial condition.
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

The dialysis services industry is highly competitive. Because of the lack of barriers to entry into the dialysis services business and the ability of nephrologists to be medical directors for their own clinics, competition in existing and expanding markets is not limited to large competitors with substantial financial resources. According to CMS data, there were more than 7,100 dialysis clinics in the United States as of November 1, 2018. We face competition from large and medium‑sized providers for patients and for the acquisition of existing dialysis clinics. We face particularly intense competition for the identification of nephrologists, whether as attending physicians, medical directors or nephrologist partners. In many instances, our competitors have taken steps to include comprehensive non‑competition provisions within various agreements, thereby limiting the ability of physicians to serve as medical directors or potential joint venture partners for competing dialysis clinics. These non‑competition provisions often contain both time and geographic limitations during the term of the agreement and for a period of years thereafter. Such non‑competition provisions may limit our ability to compete effectively for nephrologists. In addition, our reputation and relationships with nephrologists may be adversely impacted by the Restatement, the SEC Investigation, class action and derivative lawsuits and other issues in connection with the Restatement, which could lead to nephrologists being less willing to become or continue to serve as an attending physician, nephrologist partner or medical director of our clinics.

The dialysis services industry has undergone rapid consolidation. We estimate that, as of the end of 2018, the three largest for-profit dialysis providers, Fresenius Medical Care, DaVita and US Renal Care, together accounted for approximately 80% of the dialysis patients in the United States. We estimate that the largest not-for-profit provider of dialysis services, Dialysis Clinic, Inc., accounted for approximately 3% of the dialysis patients in the United States and that hospital-based providers accounted for approximately 4% of the dialysis patients in the United States, while independent providers and small- and medium-sized dialysis organizations, including our company, collectively accounted for the remainder. Consolidation continues to increase, thereby intensifying competition in the dialysis services industry. If we are unable to compete effectively in the dialysis services industry, our business, prospects, results of operations and financial condition could be materially and adversely affected.
Our competitors have increasingly adopted a JV model and compete with us for establishing de novo clinics, acquiring existing dialysis clinics and engaging medical directors, which could materially adversely impact our growth prospects.

The development, acquisition and operation of dialysis clinics is highly competitive. Our competition comes from other dialysis clinics, many of which are owned by much larger public companies, small to mid‑sized private companies, acute care hospitals, nursing homes and physician groups. The dialysis services industry is rapidly consolidating, resulting in several large dialysis services companies competing with us for the acquisition of existing dialysis clinics and the development of relationships with nephrologists to serve as medical directors for new clinics. Several dialysis companies, including some of our largest competitors, have adopted a JV model of dialysis clinic ownership, resulting in increased competition in the development, acquisition and operation of JV dialysis clinics. Competition to develop clinics using a JV model could materially adversely affect our growth as well as our operating results and financial condition. Some of our competitors have significantly greater financial resources, more dialysis clinics, a significantly larger patient base and are vertically integrated, and, accordingly may be able to achieve better economies of scale by asserting leverage against their suppliers, payors and other commercial parties. In addition, because of the ease of entry into the dialysis business and the ability of physicians to serve as medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. We may experience competition from former medical directors or attending physicians who open their own dialysis centers. If we face a reduction in the number of our medical directors or nephrologist partners, it could adversely affect our business.
Deteriorations in economic conditions, particularly in states where we operate a large number of clinics, as well as disruptions in the financial markets or the effects of natural or other disasters or adverse weather events, such as hurricanes, earthquakes, fires or flooding, could adversely impact our operating results and financial condition.

Deteriorations in economic conditions could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenues that may result from these conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Our business may be particularly sensitive to economic conditions in certain states in which we operate a large number of clinics, such as Florida (44 clinics), Texas (26 clinics), Georgia (20 clinics), Ohio (17 clinics), Pennsylvania (16 clinics), Massachusetts (14 clinics), Colorado (13 clinics), South Carolina (11 clinics) and others. In addition, to the extent that commercial payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect.

Further, some of our dialysis clinics may be adversely impacted by the effects of natural or other disasters or adverse weather events, such as hurricanes, earthquakes, fires or flooding. For example, we operate 44 clinics in Florida and 26 clinics in Texas, states that have in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations.

Any or all of these factors, as well as other consequences of these events, which currently cannot be anticipated, could adversely impact our operating results and financial condition.

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
Our facilities and systems and those of our third‑party service providers, as well as the data that they hold, may be vulnerable to security attacks and breaches caused by acts of vandalism, fraud or theft, computer viruses, criminal activity, coordinated attacks by activist entities or others, programming and/or human errors or other similar events. Because the techniques used to obtain unauthorized access, disable services or sabotage systems change frequently, may originate from less regulated and remote areas around the world and generally are not recognized until launched against us, we may be unable to proactively address these techniques or to implement adequate preventative measures. Emerging and advanced security threats, including coordinated attacks, require additional layers of security that may disrupt or impact efficiency of operations.
Any security breach involving the misappropriation, loss, corruption or other unauthorized disclosure or use of personally identifiable, protected health or other sensitive or confidential information, including financial data, competitively sensitive information or other proprietary data, whether suffered by us or one of our third‑party service providers, could have a material adverse effect on our business, reputation, financial condition, cash flows or results of operations. The occurrence of any of the foregoing events to us or a third‑party service provider could result in business interruptions and delays, cessations in the availability of systems and our ability to provide services, potential liability and regulatory action, harm or loss to our reputation and relationships with our patients, physicians, vendors and other business partners, investigations, monetary fines, civil or criminal suits, civil penalties or criminal sanctions, as well as significant costs, including as they relate to legal requirements to disclose the breach publicly, repairing any system damage, incentives offered to patients or others to maintain business relationships after a breach and the implementation of measures to prevent future breaches. Any of the foregoing may result in a material adverse effect on our results of operations, financial position, cash flows and our business reputation. In addition, concerns about our practices with regard to the collection, use, disclosure or security of personally identifiable, protected health and other sensitive or confidential information, even if unfounded and even if we are in compliance with applicable laws, could damage our reputation and harm our business.

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

Our business, and in particular the administration of dialysis services to patients subjects us to litigation and liability for damages based on an allegation of malpractice, professional negligence in the performance of our treatment and related services, the acts or omissions of our employees, or other matters. Our exposure to this litigation and liability for damages increases with growth in the number of our clinics and treatments performed. Potential judgments, settlements or costs relating to potential future claims, complaints or lawsuits could result in substantial damages and could subject us to the incurrence of significant fees and costs. In addition, our business, reputation, profitability and growth prospects could suffer if we face negative publicity in connection with such claims, including claims related to adverse patient events, contractual disputes, professional and general liability, workplace behavior or other personnel matters and directors’ and officers’ duties. We maintain liability insurance in amounts that we believe are appropriate for our operations, including professional and general liability insurance. Our insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance. If we incur damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage or if one or more successful claims against us exceeds the coverage limit of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our insurance costs have been increasing substantially over the last several years, and our coverage may not be sufficient to cover claims and losses.

We maintain a program of insurance coverage against a broad range of risks in our business, including professional liability insurance, which is subject to deductibles. The premiums and deductibles under our insurance program have been increasing over the last several years as a result of litigation activity since our IPO and general business rate increases. We are unable to predict further increases in premiums and deductibles, but based on recent experience, we expect further increases in premiums and deductibles, which could adversely impact our earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums but also in limitations on the liability covered by insurance carriers. We may not be able to obtain necessary or sufficient insurance coverage for our operations upon expiration of our insurance policies, or obtain any insurance on acceptable terms, if at all, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be materially and adversely affected by the collapse or insolvency of our insurance carriers.
Material decisions regarding our dialysis clinics may require the consent of our joint venture partners, and we may not be able to resolve disputes.

Our joint venture partners, who may be single practitioners, an affiliated group of nephrologists, hospitals or multi‑practice institutions, participate in material strategic and operating decisions we make for our clinics. For example, we generally must obtain the consent of our joint venture partners before making any material amendments to the operating agreement for the dialysis clinic or admitting additional members. The operating agreement for a clinic may provide that we cannot take certain specified actions affecting that clinic without the consent of the joint venture partner(s) for that clinic. Such actions may include (i) a sale, transfer, liquidation or reorganization of all or substantially all of the clinic, or a merger or dissolution of the clinic, (ii) a lease of all or substantially all of the clinic, (iii) the admission of a new or substituted member, (iv) an amendment or modification of the applicable operating agreement or the constituent documents for the clinic, (v) certain transactions with affiliates, (vi) any distribution in kind of assets of the clinic, (vii) any capital calls except to the extent specifically provided, (viii) any hiring or firing of certain key employees of the clinic, (ix) entering into borrowing arrangements on behalf of the clinic or incurring other liabilities, in each case, exceeding specified amounts, (x) entering into any material agreements on behalf of the clinic where annual payments exceed a specified amount, (xi) any transfer of all or any part of a membership interest in the clinic other than a permitted transfer under the operating agreement and (xii) any substantial expansion or capital improvements to the clinic. The rights of our joint venture partners to approve material decisions could limit our ability to take actions that we believe are in our best interest and the best interest of the dialysis clinic. Some of our joint venture partners may have interests in multiple clinics, and it may be more difficult for us to successfully negotiate or resolve disputes with such partners to the extent they have approval rights over material decisions for a number of clinics. We may not be able to resolve favorably, or at all, any dispute regarding material decisions with our joint venture partners.
We may be required to purchase the ownership interests of our nephrologist partners, which may require additional debt or equity financing.

A substantial number of our JV operating agreements grant our nephrologist partners rights to require us to purchase their ownership interests, at the estimated fair value as defined within the applicable JV operating agreement, at certain set times or upon the occurrence of certain triggering events. Except in the case of event-based triggers and a limited number of time-based triggers, our nephrologist partners in each JV are generally required to collectively maintain a minimum percentage, most commonly at least 20%, of the total outstanding membership interests in the clinic following the exercise of their put rights. Event‑based triggers of these rights in various JV operating agreements may include the sale of all or substantially all of our assets or the assets of a clinic, closure of the clinic, change of control of us or of a clinic, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, material breach of the operating agreement or if third-party members are dissolved and other events. Time‑based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates. The timing of when some of the time‑based put rights are exercisable may be accelerated upon the occurrence of certain events, such as those noted above.
 The estimate of the fair values of the interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these obligations may ultimately be settled in the future. The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implied multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. As of December 31, 2018, we had recorded liabilities of approximately $101.1 million for all existing time‑based put obligations, of which we have estimated approximately $11.2 million were accelerated as a result of physicians with IPO put rights having elected to exercise, or who may potentially exercise, the puts, and approximately $28.0 million for all existing event‑based put obligations to our nephrologist partners. The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including obligations under our credit facilities, or could require us to incur additional indebtedness or issue additional common stock to fund such purchases.

In certain limited circumstances some of our nephrologist partners may have the right to purchase our JV ownership interests, which rights could affect the value of our company.
 In certain limited circumstances, some of our JV operating agreements grant our nephrologist partners rights to purchase our ownership interests in the applicable JV. A limited number of our JV operating agreements give our nephrologist partners the right to purchase all of our membership interests within a specified period, at fair market value or otherwise dissolve the JV. In the event of a change of control transaction, such as a merger or a sale of all or substantially all of our assets or stock to a third party, or the departure of key executives, some of our nephrologist partners would have the right to purchase all of our ownership interests in the applicable JV or require us to offer to sell our ownership interests in the applicable JV to them at a purchase price typically based, in whole or in part, on the clinic valuation or transaction valuation. These provisions could adversely affect the value of our company to a potential acquirer and our ability to fully realize the value of a change of control transaction.

We may have a special legal responsibility to our nephrologist partners, which may conflict with, and prevent us from acting solely in, our own best interests.

We generally hold our ownership interests in facilities through JVs in which we maintain an ownership interest along with physicians. As majority managing member of most of our JVs, we may have fiduciary duties under state laws to manage these entities in the best interests of the minority interest holders. We may encounter conflicts between our responsibility to further the interests of these nephrologist partners and our own best interests. For example, we have entered into management agreements to provide management services to the dialysis clinics in exchange for a fee. Disputes may arise as to the nature of the services to be provided or the amount of the fee to be paid. Disputes may also arise between us and our nephrologist partners with respect to a particular business decision or regarding the interpretation of the provisions of the applicable JV operating agreement. In addition, disputes may arise as to the amounts and timing of distributions we make to our nephrologist partners. In these cases, we may be obligated to exercise reasonable, good faith judgment to resolve the disputes and may not be free to act solely in our own best interests. We have not implemented any measures to resolve these conflicts if they arise. If we are unable to resolve a dispute on terms favorable or satisfactory to us, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
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

Our substantial level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, expose us to significant interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our indebtedness.

We have substantial indebtedness. As of December 31, 2018, we had total consolidated long‑term indebtedness of $517.5 million. Our high level of indebtedness could, among other consequences:

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
Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions, and our failure to comply with these restrictions may subject us to increased interest expense, lender consent and amendment costs or other adverse financial consequences.

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

In addition, under our credit facilities, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. We are also required under our credit facilities to timely deliver our financial statements prepared in accordance with GAAP. Due to the factors that led to the Restatement and our material weaknesses, we have not been able to timely deliver our financial statements for the fiscal year ended December 31, 2018 and for each of the fiscal quarters ended March 31, 2019 and June 30, 2019, and we have determined that the consolidated financial statements for the fiscal year ended December 31, 2017 and for the fiscal quarters in 2017 and 2018 that we had previously delivered to the lenders under our credit facilities were not prepared in accordance with GAAP. These failures on our part resulted in defaults under our credit facilities, our third-party clinic level debt and our Assigned Clinic Loans (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Impact of the IPO and Certain Legal Matters”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.” To remedy these defaults, we have entered into an amendment to our credit facilities, whereby we have provided lenders with consent fees, are subject to increased constraints on our ability to borrow under our credit facilities and are required to pay higher interest costs. To the extent that we fail to meet our requirements to timely deliver financial statements prepared in accordance with GAAP in future periods, to comply with our financial covenants, to pay interest or principal when due or to meet other covenants and requirements contained within our credit facilities, we may default under one or more of our credit facilities. In particular, under the amendment to our credit facilities, if it is determined that we failed to satisfy the maximum consolidated net leverage ratio at the time of borrowing under our revolving credit facility or when required on or after the last day of the fiscal quarter ended December 31, 2018 or the fiscal quarter ended March 31, 2019, an event of default will be deemed to have occurred. In addition, to remedy the defaults under our third-party clinic level debt, we obtained individual waivers or forbearances from substantially all of our third-party clinic lenders, and continue to seek waivers or forbearances from the remaining lenders. The total balance of clinic-level debt as of December 31, 2018 for which we have not obtained waivers through the date of these consolidated financial statements amounts to approximately $4.2 million. We have not sought a formal waiver for the outstanding Assigned Clinic Loans, which are held by Term Loan Holdings LLC, an entity owned by our pre-IPO stockholders. As of December 31, 2018, we had $5.1 million of outstanding Assigned Clinic Loans.

A breach of any of those requirements or covenants could result in a default under our credit facilities and require further amendments, leading to increases in consent fees to lenders or increased interest costs, the imposition of additional constraints on borrowing or potentially more serious liquidity constraints and adverse financial consequences. Upon the occurrence of an event of default under our credit facilities, our lenders could elect to declare all amounts outstanding under our credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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

In connection with our initial public offering in April 2016 (“IPO”), we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre‑IPO stockholders that provides for the payment by us to our pre‑IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”).

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

Additionally, we generally have the right to terminate the TRA. If we terminate the TRA, our payment and other obligations under the TRA will be accelerated and will become due and payable, also applying assumptions similar to those described above, except that if we terminate the TRA at a time during which any Relevant Stock Options remain outstanding, the value of the common stock that would be delivered as a result of the exercise of such Relevant Stock Options will be assumed to be the value of our common stock at such time plus a premium on such value, determined as of the date the TRA is terminated (the “Applicable Premium”). The Applicable Premium is 20% if we terminate the TRA after the third anniversary but on or before the fourth anniversary of the date we entered into the TRA, 10% if we terminate the TRA after the fourth anniversary but on or before the fifth anniversary of such date and 0% if we terminate the TRA after the fifth anniversary of such date. Any such termination payments could be substantial and could exceed our actual cash tax savings under the TRA.

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

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the TRA, such payments will generally accrue interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 500 basis points from the due date until paid; however, if we are unable to make payments under the TRA because we do not have sufficient cash to make such payments as a result of limitations imposed by existing credit agreements to which we or any of our subsidiaries is a party, such payments will accrue interest at a rate equal to LIBOR plus 100 basis points from the due date until paid.

We could be subject to adverse changes in tax laws, regulations and interpretations or challenges to our tax positions.
We are subject to tax laws and regulations of the U.S. federal, state and local governments. We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. As the tax rates vary among jurisdictions, a change in earnings attributable to the various jurisdictions in which we operate could result in an unfavorable change in our overall tax provision.
From time to time, changes in tax laws or regulations may be proposed or enacted that could adversely affect our overall tax liability. There can be no assurance that changes in tax laws or regulations will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our patients, business partners and counterparties or the economy generally may also impact our financial condition and results of operations.
In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities.
Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse development or outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.
Risks Related to the Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and fluctuate substantially. As a result, you may not be able to resell your shares at or above your purchase price.
The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, since January 1, 2018, the trading price of our common stock on the New York Stock Exchange has ranged from a low of $5.48 to a high of $24.07 through September 3, 2019. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

•	performance of third parties on whom we rely to operate our clinics, including their ability to comply with regulatory requirements;

•	the success of, and fluctuation in, the revenue generated from our clinics;

•	execution of our operations and other aspects of our business plan;

•	results of operations that vary from those of our competitors and the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	our announcement of significant contracts, acquisitions, or capital commitments;

•	announcements by our competitors of competing clinics;

•	announcements by third parties or governmental authorities of significant claims or proceedings against us or investigations of us;

•	regulatory and reimbursement developments in the United States;

•	future sales of our common stock;

•	additions or departures of key personnel and nephrologist partners; and

•	disruptions in government operations or general domestic and international economic conditions unrelated to our performance.

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

As of December 31, 2018, we have a total of 32,603,846 shares of common stock outstanding.  Of those shares, 13,150,192 shares are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), though certain shares remain subject to continued service vesting requirements. The remaining 19,453,654 shares are held by our affiliates, including our directors, executive officers and other affiliates (including Centerbridge) and are “restricted securities” within the meaning of Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions on resale.  Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. Pursuant to our amended and restated registration rights agreement, we have filed and had declared effective a registration statement with the SEC for the resale of up to 19,017,413 shares of our common stock by Centerbridge, Joe Carlucci, our Chief Executive Officer, and Syed Kamal, our President. Shares covered by such registration statement represented approximately 59% of our outstanding common stock as of December 31, 2018. These outstanding shares of common stock will become freely tradable without compliance with Rule 144 upon any sale pursuant to the registration statement. However, because we were unable to file our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 with the SEC on a timely basis, none of Centerbridge or Messrs. Carlucci or Kamal will be able to use such registration statement for resales of stock held by them until we have timely filed all periodic reports required under the Exchange Act for one year.

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

As of December 31, 2018, we have issued outstanding options to purchase 5,011,191 shares of our common stock. In addition, we had 2,056,620 shares reserved for future issuance under our 2016 Omnibus Incentive Plan. We have registered all of the common stock subject to outstanding stock options and other equity awards, as well as shares reserved for future issuance, under our 2016 Omnibus Incentive Plan. Under SEC regulations, our failure to timely file with the SEC this Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 resulted in the suspension of the availability of our registration statement on Form S-8 for issuances of equity awards under our employee and director equity incentive plans, including our 2016 Omnibus Incentive Plan, or to allow our employees to exercise any options to purchase our common stock that they hold using the Form S-8. However, once we are deemed to have filed all reports and other materials required to be filed under the Exchange Act, shares registered under such registration statements will be generally available for sale in the open market, subject to our trading policies and, in the case of shares held by our officers and directors, to volume limits under Rule 144.

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

As of December 31, 2018, Centerbridge beneficially owns approximately 54% of our outstanding common stock. Investment funds associated with or designated by Centerbridge have the ability to elect a majority of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Centerbridge may have an interest in pursuing acquisitions, divestitures, and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Centerbridge could cause us to make acquisitions that increase our indebtedness. Centerbridge may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, clinic openings and closings, sales of other assets, employee headcount levels and initiatives to reduce costs and expenses.

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

We are a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. As a result, we qualify for, and are relying on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.

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

Our Compensation Committee and Nominating and Corporate Governance Committee do not currently consist entirely of independent directors because we are relying on the exemptions for controlled companies. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

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

•
allowing the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66-2/3% in voting power of all the then‑outstanding shares of our stock entitled to vote thereon, voting together as a single class, if Centerbridge holds less than 40% in voting power of the stock of our company; and

•
specifying that certain provisions may be amended only by the affirmative vote of the holders of at least 66-2/3% in voting power of all the then‑outstanding shares of our stock entitled to vote thereon, voting together as a single class, if Centerbridge holds less than 40% in voting power of the stock of our company but still has the right to nominate directors to, or has its director nominees serving on, our board of directors.

 Additionally, we have opted out of Section 203 of the Delaware General Corporation Law. Our amended and restated certificate of incorporation includes a similar provision, which, subject to certain exceptions, prohibits us from engaging in a business combination with an interested stockholder (generally a person that together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of which the person became an interested stockholder), unless the business combination is approved in a prescribed manner. Our amended and restated certificate of incorporation provides that Centerbridge and any of its respective direct or indirect transferees, and any group as to which such persons are party, do not constitute interested stockholders for purposes of this provision.

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

We incur significant increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to comply with the laws and regulations affecting public companies.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes‑Oxley Act, as well as rules implemented by the SEC and the NYSE. These costs will further increase after we cease to qualify as an emerging growth company. Furthermore, as we grow our business, our disclosure controls and internal control over financial reporting will continue to become more complex, and we may require significantly more resources to ensure the effectiveness of these controls.  We have identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2018 in connection with the Restatement, which has and continues to require management and other personnel to devote a substantial amount of time to remediation efforts, as described in “—Risks Related to the Restatement—We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence.” In addition, it may become more difficult or more costly for us to obtain director and officer liability insurance because of the Restatement, the increasing complexity of our business and other factors, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage when we renew our current policy.
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and in the future our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act. As described above, as an emerging growth company, we may not need to comply with the auditor attestation provisions of Section 404 for a number of years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and that management expend time on compliance‑related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.
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

As of December 31, 2018, we owned and operated 241 dialysis clinics located in 27 states and Washington, D.C. as identified below under “—Location and Capacity of Our Clinics.” Our dialysis clinics range in size from approximately 1,300 to 18,000 square feet. The majority of our dialysis clinics are located on premises that we lease under non‑cancelable operating leases expiring in various years through 2033. Most clinic lease agreements have initial periods from 10 to 15 years. Some leases contain renewal options of five to ten years at the fair rental value at the time of renewal, while others have renewal terms at pre‑set rates associated with the initial term. We also own the real estate for several clinic sites.

Location and Capacity of Our Clinics

The locations of our clinics as of December 31, 2018, each of which is consolidated in our financial statements, were as follows:

State	Clinics	State	Clinics	State	Clinics
Arizona	2	Kentucky	7	Pennsylvania	16
California	6	Louisiana	2	Rhode Island	9
Colorado	13	Maryland	5	South Carolina	11
Connecticut	3	Massachusetts	14	Texas	26
Delaware	2	Michigan	5	Virginia	6
Florida	44	Missouri	2	Washington, D.C.	2
Georgia	20	New Jersey	5	West Virginia	1
Idaho	1	New York	9	Wisconsin	1
Illinois	3	Ohio	17
Kentucky	7	Oklahoma	2
				TOTAL	241

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

Item 3. Legal Proceedings.

Government Inquiries and Investigations

On January 3, 2017, we received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting certain information relating to our payments and other interactions with the AKF and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws. As we have done with the other regulators who have expressed interest in such matters, we cooperated fully with the government. We believe that this investigation related to a complaint, unsealed on August 1, 2019 in the U.S. District Court for the District of Massachusetts, that named certain of our competitors, the AKF and certain unidentified parties as defendants. The complaint alleges violations of the federal False Claims Act and various state false claims acts. The Department of Justice elected not to intervene in the matter. While we were not identified as a defendant in the matter, we can make no assurance that we will not be named as one of the unidentified defendant parties.
In October 2018, the Staff of the SEC requested that we voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, we responded by producing documents and information to the Staff. On March 27, 2019, we filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, we received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K and related matters. On June 19, 2019, we received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information. We may receive additional related subpoenas or other requests for documents and information from the Staff. We have cooperated fully with this investigation and will continue to do so.

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA. We, the Board and our current and former executive officers could become subject to additional litigation relating to these matters. We intend to vigorously defend ourselves against these claims.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC was filed, purportedly on our behalf, in the United States District Court for the District of New Jersey against the members of our board of directors and certain of our current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in our internal control over financial reporting, alleged misstatements and omissions in our 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by us as a result of the individual defendants’ alleged misconduct, a direction to us to hold an annual meeting of stockholders and reforms to our corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees.

Other
 From time to time, we are subject to various legal actions and proceedings involving claims incidental to the conduct of our business, including contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. Based on information currently available, established reserves, available insurance coverage and other resources, we do not believe that the outcomes of any such pending actions, proceedings or investigations, in the ordinary course of business, are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties, and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

No assurance can be given as to the timing or outcome of the legal matters discussed above, nor can any assurance be given as to whether the filing of these lawsuits and any inquiries will affect our business relationships, or our business generally. We cannot predict the outcome of any of these matters, and an adverse result in one or more of them could have a material adverse effect on our business, results of operations and financial condition.

Although we are not currently subject to any formal regulatory investigations or proceedings other than those described above, there is no assurance that any such investigations or proceedings will not be commenced by any U.S. federal or state healthcare or other regulatory agencies. In addition, we may in the future be subject to additional inquiries, investigations, litigation or other proceedings or actions, regulatory or otherwise, arising in relation to the matters described above and related litigation and investigative matters. An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on our business, financial condition and results of operations.

Item 4. Mine Safety Disclosures.

None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “ARA”.  As of July 31, 2019, there were 197 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Stock Performance Graph

Our performance graph and tables below compare the cumulative total return and annual return percentage on our common stock from April 21, 2016, the date our common stock began trading on the NYSE, through December 31, 2018 with the cumulative total return and annual return percentage of the Russell 2000 Index, the S&P 500 Composite Index and the S&P Health Care Services Select Industry Index, in each case assuming an investment of $100 in our common stock and in each of the indices on April 21, 2016 and that all dividends were reinvested, and relative performance is tracked through December 31, 2018. We declared no dividends on our common stock during the period covered by the graph and tables. Measurement points are April 21, 2016 and the last trading day of each subsequent month-end through December 31, 2018.

The comparisons below are based on historical data and are not intended to forecast the potential future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by American Renal Associates Holdings, Inc. under the Securities or the Exchange Act.
Cumulative Total Return

	Base Period	For the Years Ended December 31,
Company/ Index	4/21/2016	2016	2017	2018
American Renal Associates Holdings, Inc.	$100	$80.30	$65.66	$43.47
S&P 500 Index	$100	$108.68	$132.41	$126.61
S&P Health Care Sector	$100	$97.32	$118.80	$126.49
Russell 2000 Index	$100	$120.77	$138.46	$123.21

Annual Return Percentage

	For the Years Ended December 31,
Company/ Index	2016	2017	2018
American Renal Associates Holdings, Inc.	(19.7)%	(18.23)%	(33.79)%
S&P 500 Index	8.68%	21.83%	(4.38)%
S&P Health Care Sector	(2.68)%	22.08%	6.47%
Russell 2000 Index	20.77%	14.65%	(11.01)%

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, we did not sell any equity securities that were not registered under the Securities Act.

Purchases of Equity Securities

During the year ended December 31, 2018, we repurchased approximately 19,000 shares of common stock at an aggregate cost of $400,000 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about these repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 1 - March 31	16,341	$22.33	—	—
September 1 - September 30	2,597	20.46	—	—
	18,938	$22.07	—	—

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial data, our selected historical consolidated operating data and our selected historical consolidated Non-GAAP financial measures as of the dates and for the periods indicated. The selected historical consolidated financial data as of and for the year ended December 31, 2018 has been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2017 and 2016 has been derived from our restated audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of and for the years ended December 31, 2015 and 2014 has been derived from our unaudited restated consolidated financial statements.

As discussed above, the selected historical consolidated financial data presented in the following tables as of and for the years ended December 31, 2017, 2016, 2015 and 2014 has been adjusted to reflect the restatement of our financial results, which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in “Note 3 - Restatement of Consolidated Financial Statements” to our consolidated financial statements.

Our financial statements reflect 100% of the revenues and expenses of our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities. The net income attributable to our joint venture partners is classified within the line item Net income attributable to noncontrolling interests. We generally make distributions to our joint venture partners with net cash flow available at least on a quarterly basis in an amount approximating the noncontrolling interest. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Noncontrolling Interests.”

Historical results are not necessarily indicative of the results expected for any future period. You should read the information set forth below in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes thereto included elsewhere in this Form 10-K.

	Year Ended December 31,
(in thousands, except share data)	2018	2017	2016	2015	2014
		(restated)	(restated)	(restated)	(restated)

Statement of Operations Data:
Patient service operating revenues	$805,776	$737,318	$772,221	$672,249	$564,004
Provision for uncollectible accounts(1)	—	(8,316)	(5,441)	(5,553)	(4,924)
Net patient service operating revenues	805,776	729,002	766,780	666,696	559,080

Operating expenses:
Patient care costs	570,009	483,101	452,453	390,949	329,847
General and administrative	101,101	102,093	127,921	77,826	63,600
Transaction-related costs(2)	856	717	2,239	2,086	—
Gain on business interruption insurance(3)	(375)	—	—	—	—
Depreciation and amortization	39,802	37,634	33,862	31,846	28,527
Certain legal and other matters(4)	39,061	15,249	6,779	—	—
Total operating expenses	750,454	638,794	623,254	502,707	421,974
Operating income	55,322	90,208	143,526	163,989	137,106
Interest expense, net	(32,632)	(29,309)	(35,959)	(45,412)	(44,080)
Loss on early extinguishment of debt	—	(526)	(4,708)	—	—
Change in fair value of income tax receivable agreement(5)	2,673	7,234	1,286	—	—
Income before income taxes	25,363	67,607	104,145	118,577	93,026
Income tax expense	2,896	9,471	2,479	18,713	10,325
Net income	22,467	58,136	101,666	99,864	82,701
Less: Net income attributable to noncontrolling interests	(51,234)	(62,733)	(98,520)	(80,539)	(65,785)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	(28,767)	(4,597)	3,146	19,325	16,916
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(2,566)	(11,503)	(10,067)	—	—
Net (loss) income attributable to common shareholders	$(31,333)	$(16,100)	$(6,921)	$19,325	$16,916
(Loss) earnings per share:
Basic	$(0.98)	$(0.52)	$(0.25)	$0.87	$0.77
Diluted	$(0.98)	$(0.52)	$(0.25)	$0.85	$0.76
Weighted average number of common shares outstanding:
Basic	31,965,844	31,081,824	28,118,673	22,153,451	21,930,398
Diluted	31,965,844	31,081,824	28,118,673	22,707,874	22,332,887
Other Financial Data:
Adjusted EBITDA (including noncontrolling interests)(6)	$141,254	$160,859	$229,176	$201,438	$168,501
Adjusted EBITDA-NCI(6)	$90,020	$98,126	$130,656	$120,899	$102,716

Development capital expenditures(7)	$33,309	$29,696	$48,437	$35,313	$32,059
Other capital expenditures(8)	$11,651	$6,377	$12,995	$10,960	$7,790
Total capital expenditures	$44,960	$36,073	$61,432	$46,273	$39,849

	December 31,
Operating Data:	2018	2017	2016	2015	2014
Number of clinics (as of end of period)	241	228	214	192	175
Number of de novo clinics opened (during period)	13	15	20	16	15
Number of acquired clinics (during period)	1	3	2	2	11
Number of sold or merged clinics (during period)	(1)	(4)	—	(1)	(1)
Patients (as of end of period)	16,543	15,637	14,590	13,151	11,581
Number of treatments	2,311,037	2,191,172	2,027,423	1,804,910	1,563,802
Non-acquired treatment growth(9)	4.4%	7.9%	11.7%	11.7%	12.4%
Normalized non-acquired treatment growth(10)	5.0%	8.6%	11.4%	11.7%	12.4%
Normalized total treatment growth(10)	6.1%	8.8%	12.0%	15.4%	13.1%

	December 31,
	2018	2017	2016	2015	2014
Per Treatment Financial Data:		(restated)	(restated)	(restated)	(restated)
Net patient service operating revenues per treatment(11)	$349	$333	$378	$369	$358
Patient care costs per treatment(11)	$247	$220	$223	$217	$211
Adjusted patient care costs per treatment(11)(12)	$247	$219	$221	$217	$211
General and administrative expenses per treatment(11)(13)	$44	$47	$63	$43	$41
Adjusted general and administrative expenses per treatment(11)(12)	$44	$42	$46	$43	$41
Provision for uncollectible accounts per treatment(1)(11)	$—	$4	$3	$3	$3

	As of December 31,
(in thousands)	2018	2017	2016	2015	2014
Consolidated Balance Sheet Data:		(restated)	(restated)	(restated)	(restated)
Cash	$55,200	$71,511	$100,905	$90,982	$61,468
Working capital(14)	(2,777)	42,301	82,764	113,539	80,683
Total assets	985,843	990,151	1,040,228	967,604	900,742
Total debt	560,366	560,088	570,332	682,982	662,600
Noncontrolling interests subject to put provisions	129,099	130,438	150,049	117,575	101,662
Accumulated deficit	(164,451)	(135,898)	(131,301)	(122,279)	(133,081)
Noncontrolling interests not subject to put provisions	168,881	187,698	194,799	188,843	183,831

(1)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. As a result of the adoption, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenues. Effective 2018, we no longer separately present a provision for uncollectible accounts on the consolidated statements of operations as it is included in net patient service operating revenues after the adoption of the new accounting standard. See “Note 2 - Summary of Significant Accounting Policies” of the notes to the consolidated financial statements for further discussion of our adoption of ASC 606.

(2)
For 2018, represents expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. For 2017, represents professional fees associated with our debt refinancing. See “Note 15 - Debt” of the notes to the consolidated financial statements. For 2016, represents costs associated with our IPO and related transactions.  See “Note 4 - Initial Public Offering” of the notes to the consolidated financial statements. For 2015, represents the forgiveness of all indebtedness and accrued interest under a revolving credit promissory note issued to an executive. See “Note 20 - Related Party Transactions” of the notes to the consolidated financial statements.

(3)	During 2018, we received $0.4 million of business interruption insurance proceeds related to Hurricanes Harvey and Irma.

(4)
For 2018, includes $29.6 million to reflect the present value of the settlement amount for the UnitedHealthGroup Incorporated (“United”) litigation and $0.4 million relating to the SEC Investigation and related Audit Committee review and Restatement process. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of certain legal and other matters costs.

(5)
Represents the non-cash gain associated with the change in fair value of the TRA. See “Note 4 - Initial Public Offering” and “Note 8 - Fair Value Measurements ”of the notes to the consolidated financial statements.

(6)	For definitions of Adjusted EBITDA and Adjusted EBITDA-NCI, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

(7)	Represents capital expenditures primarily incurred in connection with development of our de novo clinics and expansion of other clinics.

(8)	Represents capital expenditures primarily incurred in connection with capital improvements, including renovations and equipment replacement at our existing clinics.

(9)
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

(10)
We calculate normalized total treatment growth and normalized non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics divested subsequent to the corresponding prior period, and expressing the resulting number as a percentage. The calculation of normalized treatment growth and normalized non-acquired treatment growth is further adjusted to equalize the number of treatment days during the applicable period with the corresponding prior period, to the extent there are differences due to the calendar.

(11)
We calculate patient service operating revenues per treatment, patient care costs per treatment, adjusted patient care costs per treatment, general and administrative expenses per treatment, adjusted general and administrative expenses per treatment, and provision for uncollectible accounts per treatment by dividing net patient service operating revenues, patient care costs, adjusted patient care costs, general and administrative expenses, adjusted general and administrative expenses, and provision for uncollectible accounts, respectively, for the applicable period by the number of treatments performed in the applicable period. Patient care costs and general and administrative expenses do not include depreciation and amortization.

(12)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the adjusted patient care costs per treatment and adjusted general and administrative expenses per treatment calculations.

(13)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our IPO, our debt refinancing, and other IPO-related transactions and their effect on our general and administrative expenses on an absolute and per treatment basis.

(14)	Current assets minus current liabilities.

The following table presents the reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated:

	Year Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
		(restated)	(restated)	(restated)	(restated)
Net income	$22,467	$58,136	$101,666	$99,864	$82,701
Add:
Stock-based compensation(a)	5,931	16,359	40,298	1,451	1,047
Depreciation and amortization	39,802	37,634	33,862	31,846	28,527
Interest expense, net	32,632	29,309	35,959	45,412	44,080
Income tax expense and other non-income-based tax(b)	3,439	9,754	2,764	18,957	10,510
Transaction-related costs	856	717	2,239	2,086	—
Loss on early extinguishment of debt	—	526	4,708	—	—
Change in fair value of income tax receivable agreement	(2,673)	(7,234)	(1,286)	—	—
Certain legal and other matters(c)	39,061	15,249	6,779	—	—
Executive and management severance costs(d)	—	917	1,650	—	—
(Gain) loss on sale or closure of clinics	(261)	(508)	—	—	63
Management fees(e)	—	—	537	1,822	1,573
Adjusted EBITDA (including noncontrolling interests)	141,254	160,859	229,176	201,438	168,501
Less: Net income attributable to noncontrolling interests	(51,234)	(62,733)	(98,520)	(80,539)	(65,785)
Adjusted EBITDA-NCI	$90,020	$98,126	$130,656	$120,899	$102,716

(a)
2017 and 2016 includes $11.7 million and $37.0 million, respectively, of Modification Expense and other stock compensation expense related to the modification of options and other transactions at the time of the IPO. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the IPO and Certain Legal Matters” and “Note 4 - Initial Public Offering” of the notes to the consolidated financial statements for a description of Modification Expense. For all other periods, stock-based compensation related to our periodic option grants and cash paid for employer payroll taxes.

(b)	Non-income-based tax includes franchise, gross receipts, and similar tax assessments.

(c)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operations—Certain legal and other matters” for a description of certain matters included in these amounts.

(d)	Represents executive and management severance costs primarily related to the departure of our former chief operating officer.

(e)
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

Descriptions of Restatement Adjustments

The categories of adjustments and their impact on previously reported consolidated financial statements for the years ended December 31, 2017 and 2016 are detailed in “Note 3 - Restatement of Consolidated Financial Statements” contained in the notes to the consolidated financial statements in this Form 10-K. The categories of adjustments and their impact on previously reported consolidated statements of operations and comprehensive (loss) income for the years ended December 31, 2015 and 2014 are described below.

•
Revenue recognition and accounts receivable - Our methodology for reserving for contractual allowances did not sufficiently reconcile revenue and accounts receivable to our collection experience and actual cash collections. The restated amounts consider actual cash collections associated with the dates of service in each relevant period. The adjustments correct for the understatement of previously reported income before income taxes by approximately $13.7 million and overstated income before income taxes of $1.7 million for the years ended December 31, 2015 and 2014, respectively.

•
Noncontrolling interest subject to puts - Based on the restatement adjustments related to revenue recognition and accounts receivable, we adjusted the estimated fair value of noncontrolling interests subject to puts for the relevant periods. In addition, we did not correctly account for noncontrolling interests subject to put provisions during the Restated Periods, therefore we have reclassified certain equity balances. The reclassifications had no impact on income before income taxes or net income.

•
Clinic dispositions - Our loss calculation for the closure of a dialysis clinic did not consider all relevant accounts. The restated amounts include the impact of all relevant accounts including goodwill. The adjustments correct for the overstatement of income before income taxes by $0.1 million for the year ended December 31, 2014.

•
Income taxes - Adjustments to income taxes were made for the income tax effects of the revenue recognition and accounts receivable restatement adjustments described above. In addition, we did not correctly account for certain income tax provisions during the Restated Periods, causing income tax expenses to be accrued incorrectly in those periods.

•
Net income attributable to noncontrolling interests - The adjustments related to net income attributable to noncontrolling interests are due to the impacts of the other adjustments noted above. The adjustments correct for the understatement of previously reported net income attributable to noncontrolling interests by approximately $6.3 million and the overstatement previously reported net income attributable to noncontrolling interests of $0.4 million for the years ended December 31, 2015 and 2014, respectively.

•
All other restatement adjustments - We made adjustments not otherwise described above that are individually insignificant to previously reported income from operations before income taxes. The adjustments correct for the overstatement of previously reported income before income taxes by $0.3 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively.

In addition, the Company made certain reclassification entries to previously reported consolidated financial statements. The impact of these reclassifications on previously reported consolidated statements of operations for the years ended December 31, 2015 and 2014 are described below.

•
Non-income-based tax - The Company reclassified non-income-based tax expenses that were misclassified in income tax expense to general and administrative and expense. The adjustment reclassified $0.3 million and $0.2 million from income tax expense to general and administrative expense for the years ended December 31, 2015 and 2014, respectively. The reclassifications had no impact on net income.

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

Restatement of Prior Financial Information

In this Annual Report on Form 10-K, we include:

(a)   restated Consolidated Balance Sheets as of December 31, 2017 and 2016 and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Changes in Equity and Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017 and 2016;

(b)   restated “Selected Financial Data” in Item 6 as of and for the fiscal years ended December 31, 2017, 2016, 2015 and 2014; and

(c)   restated “Quarterly Results of Operations” and “Selected Quarterly Financial Information (Unaudited)” for the first three quarters in the year ended December 31, 2018 and each of the quarters in the fiscal years ended December 31, 2017 and 2016.

The effects of the accounting adjustments made as a part of the Restatement of our consolidated financial statements are more fully discussed in “Note 3 - Restatement of Consolidated Financial Statements” and “Note 26 - Selected Quarterly Financial Data (Unaudited)” of the notes to the consolidated financial statements. For a description of the material weaknesses identified by management in connection with the Restatement and related matters, including management’s plan to remediate those material weaknesses (the “Material Weaknesses”), refer to the “Explanatory Note” to this Form 10-K and to “Item 9A. Controls and Procedures.”  Annual Reports on Form 10-K for the fiscal years ended December 31, 2017 and 2016, and Quarterly Reports on Form 10-Q for all prior quarterly periods, have not been amended.  Accordingly, investors and others should no longer rely upon our previously issued consolidated financial statements for these periods and any earnings releases or other communications relating to these periods. See “Note 26 - Selected Quarterly Financial Data (Unaudited)” of the notes to the consolidated financial statements for the impact of these adjustments on the first three quarters in the year ended December 31, 2018 and each of the quarters in the fiscal years ended December 31, 2017 and 2016.

Executive Overview

We are the largest dialysis services provider in the United States focused on joint venture partnerships with physicians. We provide high-quality patient care and clinical outcomes through physicians, known as nephrologists, who specialize in treating patients suffering from end-stage renal disease (“ESRD”). Our core values create a culture of clinical autonomy and operational accountability for our nephrologist partners and staff members.

We derive our patient service operating revenues from providing outpatient and inpatient dialysis treatments. The sources of payment of these patient service operating revenues are principally government-based programs, including Medicare, Medicaid and U.S. Department of Veterans Affairs (“VA”) plans, as well as commercial insurance plans. Substantially all of our payors (both government-based and commercial) have moved toward a bundled payment system of reimbursement, with a single lump-sum per treatment covering not only the dialysis treatment itself but also the ancillary items and services provided to a patient during the treatment, such as laboratory services and pharmaceuticals.

We operate our clinics principally through the joint venture (“JV”) model, in which we share the ownership and operational responsibility of our dialysis clinics with our nephrologist partners and other joint venture partners, while the providers of the majority of dialysis services in the United States operate through a combination of wholly owned subsidiaries and joint ventures. Substantially all of our clinics are maintained as separate joint ventures in which generally we have the controlling interest and our nephrologist partners and other joint venture partners have a noncontrolling interest. We believe that our focus on a JV model makes us well-positioned to increase our market share by attracting nephrologists who are interested in our service platform and want greater clinical autonomy and a potential return on capital investment associated with ownership of a noncontrolling interest in a dialysis clinic. We believe the JV model best aligns our interests with those of our nephrologist partners and their patients. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a shared interest in the quality, reputation and performance of the clinics. We believe that this enhances patient and staff satisfaction and retention, clinical outcomes, patient growth, and operational and financial performance.

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics as well as growth at our existing clinics. As of December 31, 2018, we had developed 189 de novo clinics and acquired 52 clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Year Ended December 31,
	2018	2017	2016
De novo clinics(1)	13	15	20
Acquired clinics(2)	1	3	2
Sold or merged clinics(3)	(1)	(4)	—
Total new clinics	13	14	22

(1) Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2) Clinics acquired by us in the applicable period.
(3) Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the years ended December 31, 2018 and December 31, 2017, development capital expenditures incurred in connection with de novo clinics were $33.3 million and $29.7 million, respectively, representing 4.1% of net patient service operating revenues in each year. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests.

Our results of operations have been and will continue to be affected by the timing and number of openings, the timing of certifications and the amount of opening costs incurred in conjunction with our de novo clinics program. In particular, our patient care costs on an absolute basis and as a percentage of our net patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. The time and expense devoted to the Restatement process has caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered.

We consider a de novo clinic to be a “start-up clinic” until the first month it generates positive clinic-level EBITDA, which differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis. Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16
2014	2	4	3	6	15

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2014 to December 31, 2018, we added 128 dialysis stations to our existing clinics, representing the equivalent of nearly seven de novo clinics.

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

Our clinic growth is a significant driver of our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Year Ended December 31,
Source of Treatment Growth:	2018	2017	2016
Non-acquired treatment growth(1)	4.4%	7.9%	11.7%
Normalized non-acquired treatment growth(2)	5.0%	8.6%	11.4%
Acquired treatment growth(3)	1.1%	0.2%	0.6%
Total treatment growth	5.5%	8.1%	12.3%
Normalized total treatment growth(2)	6.1%	8.8%	12.0%

(1)
Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.

(2)
We calculate normalized total treatment growth and normalized non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics divested subsequent to the corresponding prior period, and expressing the resulting number as a percentage. The calculation of normalized treatment growth and normalized non-acquired treatment growth is further adjusted to equalize the number of treatment days during the applicable period with the corresponding prior period, to the extent there are differences due to the calendar.

(3)	Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Payment of Revenues by Payor

Our net patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS TDAPA program, calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2018, 2017, and 2016, the Medicare ESRD PPS payment rates for our clinics were approximately $281, $248 and $247, respectively, per treatment. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019, released on November 1, 2018 by CMS (the “2019 Final Rule”), includes a base rate of $235.27, representing a $2.90 increase from the 2018 base rate of $232.37. CMS has estimated that the 2019 Final Rule will result in an overall increase of payments to ESRD facilities of 1.6%.

Medicare and Medicaid payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare and Medicaid patients. As a result, our ability to generate operating income is substantially dependent on revenues derived from commercial payors, which typically pay us either negotiated payment rates or at a discount to our usual and customary fee schedule. Negotiated in-network rates paid by commercial payors are generally lower than out-of-network payment rates. Pressure from commercial payors and our strategy of increasing our in-network payor relationships has resulted in lower average commercial payment rates.

The following table summarizes our percentage of net patient service operating revenues by payor source for the periods indicated.

	Year Ended December 31,
	2018	2017	2016
Percentage of Revenues by Payor:		(restated)	(restated)
Medicare and Medicare Advantage	67%	61%	54%
Commercial and other(1)	28%	35%	43%
Medicaid and Managed Medicaid	4%	3%	2%
Other(2)	1%	1%	1%
	100.0%	100.0%	100.0%

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other sources of payment of revenues include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay for a portion of the bill.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each payor. For the year ended December 31, 2018, commercial payors and other, excluding the VA but including Affordable Care Act (“ACA”) compliant plans (“ACA plans”), accounted for an average of approximately 9% of the treatments we performed, which is a decrease from historical levels. The VA accounted for an average of 2.5% of the treatments performed in that period. For the year ended December 31, 2018, we derived approximately 1% of net patient service operating revenues from ACA plans, both on-exchange and off-exchange, and these ACA plans were the source of reimbursement for approximately 1% of the treatments performed. During the year ended December 31, 2018, we experienced an adverse change in the commercial treatment mix as compared to the year ended December 31, 2017, due to an increase of more restrictive benefit plan designs by certain commercial payors, including plans with disincentives for patients to select or remain with out-of-network providers. We believe the percentage of treatments represented by commercial payors and others, and the rates per treatment associated with them, could remain lower than historical levels.

Effective in November 2016, for patients enrolled in minimum essential Medicaid coverage, we suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which caused an adverse change in the mix of patients and treatments in 2017. Prior to the 2017 ACA open enrollment period, approximately 2% of our total patients chose to enhance their pre-existing minimum Medicaid coverage by electing to enroll in an ACA plan. Virtually all of these low-income patients relied on charitable premium assistance because they were ineligible for federal premium tax credits. Due to the suspension of assistance in the application process for charitable premium support from the AKF, virtually all of our patients with ACA primary insurance coverage and secondary minimum essential Medicaid coverage reverted back to Medicaid-only coverage during 2017. We continue to advise our other patients about the potential availability of assistance with the payment of premiums from the AKF under the AKF Health Insurance Premium Program (“HIPP”), subject to the suspension described above, and compliance with the AKF’s policies and procedures and approved regulatory guidance from CMS.

The aforementioned suspension has adversely impacted, and any CMS action relating to establishing policies to restrict or limit charitable assistance for ACA plans or other individual marketplace plans could adversely impact, the number of patients covered by ACA plans and other individual marketplace plans, our average reimbursement rate and our results of operations and cash flows, which impact has been and may continue to be material.  Further, the other changes to our patient insurance education program, whether or not the suspension continues or CMS restricts charitable premium assistance, together with the other developments in the market, including the impact of such changes on enrollment in ACA plans and other individual marketplace plans, other insurance coverage, and/or potential regulatory changes in the future, have adversely impacted, and are expected to continue to adversely impact, the number of our patients covered by insurance, as well as our average reimbursement rate in the future.

In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. We have, from time to time, received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been legislative efforts to impose restrictions and obligations relating to the use by patients on commercial plans of charitable premium support, including the January 2019 introduction in California of a bill that, if passed, would, among other things, limit the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. If patients are unable to obtain or to continue to receive AKF charitable premium support, or if payments that a dialysis provider can retain for treatment to patients receiving such support is restricted, whether due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations limiting such support or other reasons, the financial impact on our company could be materially greater than the annual financial impact described above of patients previously enrolled in ACA plans and could materially and adversely affect our results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected.”

We believe that the operating environment will continue to be challenging due to adverse trends in our commercial payor mix, continuing pressure on commercial rates, the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF resulting from actions by the U.S. President and Congress. We believe that the pressure on commercial rates due to more restrictive health plan benefit design and our strategy of increasing our in-network payor relationships could continue to create additional challenges. In addition, certain members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single payor proposals, which, if adopted, could materially and adversely affect our business, results of operations and financial condition. In addition, in July 2019, the U.S. President signed an executive order to launch the Advancing American Kidney Health initiative that, among other things, will further encourage dialysis in the home. We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flow would be adversely affected” and “Item 1A. Risk Factors—Risks Related to Our Business—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues.”

Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESAs and medical supplies. We currently obtain the ESAs Aranesp and Epogen from Amgen Inc. and, since 2017, have contracted with Vifor International AG to obtain the ESAs Mircera and Retacrit. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, any shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected.”

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

Gain on Business Interruption Insurance
We currently operate 44 clinics in Florida and 26 clinics in Texas. Due to severe weather conditions in connection with Hurricanes Harvey and Irma in August 2017 and September 2017, our clinic operations located in Florida and Texas were adversely impacted. During the three months ended December 31, 2018, we received $0.4 million of business interruption insurance proceeds, which is included in gain on business interruption insurance within operating expenses on the consolidated statements of operations for the period then ended.

Impact of the IPO and Certain Legal Matters

Since our IPO in April 2016, our results of operations have been affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity-based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and other rules and regulations of the SEC and the NYSE. In addition, when the available exemptions under the JOBS Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters and related matters.  See “—Operating Expenses—Certain legal and other matters” and “Item 3.  Legal Proceedings.”

As a result of certain modifications made to our outstanding market and performance-based stock options at the time of the IPO, the amount of the non-cash compensation costs increased by approximately $38.9 million (the “Modification Expense”). The Modification Expense was recognized over a period of approximately 12 months from the date of the IPO.

In addition, in connection with the distribution (the “Term Loan Holdings Distributions”) of membership interests in an entity holding assigned clinic loans (the “Assigned Clinic Loans”), described in “Note 15 - Debt” of the notes to the consolidated financial statements, since the interest on these loans is no longer eliminated in consolidation, we now incur additional interest expense. These Assigned Clinic Loans have maturities ranging from February 2019 to July 2020.

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including changes in the price of our common stock from our IPO price and changes to the income tax rate, change the amount of the liability for the TRA, and such changes may be material. Changes to the TRA liability are recognized in our statement of operations as Change in fair value of income tax receivable agreement. See “Note 8 - Fair Value Measurements” of the notes to the consolidated financial statements.

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

	Year Ended December 31,
Operating Data:	2018	2017	2016
Number of clinics (as of end of period)	241	228	214
Number of de novo clinics opened (during period)	13	15	20
Patients (as of end of period)	16,543	15,637	14,590
Number of treatments	2,311,037	2,191,172	2,027,423
Non-acquired treatment growth	4.4%	7.9%	11.7%
Normalized non-acquired treatment growth(1)	5.0%	8.6%	11.4%
Acquired treatment growth	1.1%	0.2%	0.6%
Total treatment growth	5.5%	8.1%	12.3%
Normalized total treatment growth(1)	6.1%	8.8%	12.0%

	Year Ended December 31,
	2018	2017	2016
Per Treatment and Non-GAAP Financial Data:		(restated)	(restated)
Net patient service operating revenues per treatment	$349	$333	$378
Patient care costs per treatment	$247	$221	$223
Adjusted patient care costs per treatment(2)	$247	$220	$221
General and administrative expenses per treatment	$44	$46	$63
Adjusted general and administrative expenses per treatment(3)	$44	$42	$46
Adjusted EBITDA (including noncontrolling interests)(4)	$141,254	$160,859	$229,176
Adjusted EBITDA-NCI(3)(4)	$90,020	$98,126	$130,656

(1)	See “—Key Factors Affecting Our Results of Operations—Clinic Growth and Start-Up Clinic Costs” above.

(2)	The year ended December 31, 2017 excludes $2.2 million of Modification Expense, and the year ended December 31, 2016 excludes $5.2 million of Modification Expense.

(3)
The year ended December 31, 2017 excludes $9.5 million of Modification Expense and $0.8 million of severance expense. The year ended December 31, 2016 excludes $31.7 million of Modification Expense and $3.1 million of severance expense.

(4)	See “Non-GAAP Financial Measures” below.

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

Patient Volume

The number of patients as of the end of the period is an indicator we use to assess our performance. Our patient volumes are correlated with our de novo clinic openings, and to a lesser extent, our marketing efforts and certain external factors, such as the overall economic environment. We believe that patients choose to get their dialysis services at one of our clinics due to their relationship with our physicians, as well as the quality of care, comfort and patient-friendly features and convenience of location and clinic hours.

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

Per Treatment Metrics

We evaluate our net patient service operating revenues, adjusted patient care costs and adjusted general and administrative expenses on a per treatment basis to assess our operational efficiency.

Non-GAAP Financial Measures

This Form 10-K makes reference to certain non-GAAP financial measures.  These non-GAAP financial measures are not recognized measures under GAAP and do not have a standardized meaning prescribed by GAAP. When used, these measures are defined in such terms as to allow the reconciliation to the closest GAAP measure. These measures are therefore unlikely to be comparable to similar measures presented by other companies. Rather, these measures are provided as additional information to complement those GAAP measures by providing further understanding of our results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of our financial information reported under GAAP. We use non-GAAP financial measures, such as Adjusted EBITDA and Adjusted EBITDA-NCI, to provide investors with a supplemental measure of our operating performance and thus highlight trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures.

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before stock-based compensation and associated payroll taxes, depreciation and amortization, interest expense, net, income taxes and other non-income-based tax, as adjusted for transaction-related costs, loss on early extinguishment of debt, change in fair value of income tax receivable agreement, certain legal and other matters costs, executive and management severance costs, gain or loss on sale or closure of clinics and management fees. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of our results of operations from management’s perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes certain expenses that can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure and investments, the tax jurisdictions in which companies operate, or that we believe do not reflect our core business operations. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies and differ from the calculation of “Consolidated EBITDA” under our credit agreement. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and they should not be considered in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

•	do not include stock-based compensation expense, and do not include associated payroll taxes;

•
do not include depreciation and amortization—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and our ability to generate profits;

•
do not include interest expense—as we have borrowed money for general corporate and facility purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•	do not include income tax expense or benefits and other non-income-based taxes;

•	do not include transaction-related costs;

•	do not include loss on early extinguishment of debt;

•	do not include change in fair value of income tax receivable agreement;

•	do not include costs related to certain legal and other matters;

•	do not include executive and management severance costs;

•	do not reflect the gain or loss on sale or closure of clinics; and

•	do not include certain management advisory fees.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.
The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Year Ended December 31,
(in thousands)	2018	2017	2016
		(restated)	(restated)
Net income	$22,467	$58,136	$101,666
Add:
Stock-based compensation and associated payroll taxes	5,931	16,359	40,298
Depreciation and amortization	39,802	37,634	33,862
Interest expense, net	32,632	29,309	35,959
Income tax expense and other non-income-based tax	3,439	9,754	2,764
Transaction-related costs(a)	856	717	2,239
Loss on early extinguishment of debt(b)	—	526	4,708
Change in fair value of income tax receivable agreement(c)	(2,673)	(7,234)	(1,286)
Certain legal and other matters(d)	39,061	15,249	6,779
Executive and management severance costs	—	917	1,650
Gain on sale or closure of clinics(e)	(261)	(508)	—
Management fees(f)	—	—	537
Adjusted EBITDA (including noncontrolling interests)	$141,254	$160,859	$229,176
Less: Net income attributable to noncontrolling interests	(51,234)	(62,733)	(98,520)
Adjusted EBITDA – NCI	$90,020	$98,126	$130,656

(a)
For 2018, represents expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. For 2017, represents professional fees associated with our debt refinancing. See “Note 15 - Debt” of the notes to the consolidated financial statements. For 2016, represents costs associated with our IPO and related transactions. See “Note 4 - Initial Public Offering” of the notes to the consolidated financial statements.

(b)	Represents costs related to debt financing. See “Note 15 - Debt” of the notes to the consolidated financial statements.

(c)
Represents the non-cash gain associated with the change in fair value of the TRA. See “Note 4 - Initial Public Offering” and “Note 8 - Fair Value Measurements” of the notes to the consolidated financial statements.

(d)
For 2018, includes $29.6 million to reflect the present value of the settlement amount for the UnitedHealthGroup Incorporated (“United”) litigation and $0.4 million relating to the SEC Investigation and related Audit Committee review and Restatement process.

(e)	Represents a gain (loss) on the sale or closure of clinics.

(f)	Represents management advisory fees paid to Centerbridge in 2016. See “Note 20 - Related Party Transactions” of the notes to the consolidated financial statements.

Components of Operations

Net Patient Service Operating Revenues

Net patient service operating revenues. The major component of our revenues is reimbursement from dialysis treatments and related services. Sources of payment for patient service operating revenues are principally government-based programs, including Medicare, Medicaid, and state workers’ compensation programs, commercial insurance payors and other sources such as the VA and hospitals, as well as patient self-pay. Net patient service operating revenues are reported at the amounts that reflect the consideration to which we expect to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed.

We maintain a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. The transaction prices for contracted payors are based on contracted rates. For other payors, we estimate the transaction price based on usual and customary rates for services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. We determine our estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance, and historical collection experience. We determine our estimate of implicit price concessions based on our historical collection experience with each payor, and where no prior experience exists, we consider information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, we review previous payment history and record a reserve generally at the patient level that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.

Operating Expenses

Patient care costs. Patient care costs are those costs directly associated with operating our dialysis clinics. Patient care costs principally include salaries, wages and benefits, stock-based compensation expense, pharmaceuticals, medical supplies, rent and utilities, laboratory testing, medical director fees and insurance costs and exclude depreciation and amortization.

General and administrative expenses. General and administrative expenses generally consist of salaries, wages and benefits and stock-based compensation expense to personnel at our corporate office for clinic and corporate administration, including accounting, billing and cash collection functions; costs of patient insurance education; costs of regulatory compliance and legal oversight; charitable contributions; and professional fees, and exclude depreciation and amortization.

Transaction-related costs. Transaction-related costs represent costs associated with our debt refinancings, the registration statement and secondary offering that was withdrawn in March 2018 and, for the year ended December 31, 2016, our IPO. These costs include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives.

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•	the United litigation and settlement (2016-2018),

•	a now-concluded SEC inquiry relating to the subject matter covered by the United litigation (2016-2017),

•	the SEC Investigation and related Audit Committee review and Restatement process (2018),

•	the securities and derivative litigation related to the foregoing (2016-2018),

•	the subpoena from the United States Attorney’s Office, District of Massachusetts (2017),

•	a CMS request for information (2016), and

•
our internal review and analysis of factual and legal issues relating to the aforementioned matters and legal fees and other expenses relating to matters that we believe do not reflect our core business operations.

See “Item 3. Legal Proceedings” and “Note 22 - Certain Legal and Other Matters” of the notes to the consolidated financial statements.

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

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement is the non-cash gain or loss associated with the change in the fair value of the TRA from the prior year end.

Income tax (benefit) expense. Income tax (benefit) expense is recorded on our share of pre-tax income from our wholly owned subsidiaries and joint ventures as these entities are pass-through entities for tax purposes. We are not taxed on the share of pre-tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in our financial statements has not been presented net of income taxes attributable to these noncontrolling interests.

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which are primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own

100% of the equity interests in these consolidated entities.  Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “—Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than our company, is classified within the line item Net income attributable to noncontrolling interests. See also “—Critical Accounting Policies and Estimates—Noncontrolling Interests” and “Note 13 - Noncontrolling Interests Subject to Put Provisions” of the notes to the consolidated financial statements.

Results of Operations—Annual Periods

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31,		Increase (Decrease)
	2018	2017		Percentage
(in thousands)		(restated)	Amount	Change
Patient service operating revenues	$805,776	$737,318	$68,458	9.3%
Provision for uncollectible accounts(1)	—	(8,316)	8,316	NM
Net patient service operating revenues	805,776	729,002	76,774	10.5%
Operating expenses:
Patient care costs	570,009	483,101	86,908	18.0%
General and administrative	101,101	102,093	(992)	(1.0)%
Transaction-related costs	856	717	139	19.4%
Gain on business interruption insurance	(375)	—	(375)	NM
Depreciation and amortization	39,802	37,634	2,168	5.8%
Certain legal and other matters	39,061	15,249	23,812	156.2%
Total operating expenses	750,454	638,794	111,660	17.5%
Operating income	55,322	90,208	(34,886)	(38.7)%
Interest expense, net	(32,632)	(29,309)	(3,323)	(11.3)%
Loss on early extinguishment of debt	—	(526)	526	NM
Change in fair value of income tax receivable agreement	2,673	7,234	(4,561)	(63.0)%
Income before income taxes	25,363	67,607	(42,244)	(62.5)%
Income tax expense	2,896	9,471	(6,575)	NM
Net income	22,467	58,136	(35,669)	(61.4)%
Less: Net income attributable to noncontrolling interests	(51,234)	(62,733)	11,499	18.3%
Net loss attributable to American Renal Associates Holdings, Inc.	(28,767)	(4,597)	(24,170)	NM
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(2,566)	(11,503)	8,937	NM
Net loss attributable to common shareholders	$(31,333)	$(16,100)	$(15,233)	NM
_____________________

(1)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. As a result of the adoption, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenues. Effective in 2018, we no longer separately present a provision for uncollectible accounts on the consolidated statements of operations as it is included in net patient service operating revenues the adoption of the new accounting standard. See “Note 2 - Summary of Significant Accounting Policies” of the notes to the consolidated financial statements for further discussion of our adoption of ASC 606.

NM – Not Meaningful

Patient Service Operating Revenues

Net patient service operating revenues. Net patient service operating revenues for the year ended December 31, 2018 were $805.8 million, an increase of $76.8 million, or 10.5%, from $729.0 million for the year ended December 31, 2017, which was primarily due to an increase of 5.5% in the number of dialysis treatments and reimbursement of calcimimetic pharmaceuticals under the Medicare ESRD PPS TDAPA program, which became effective January 1, 2018, partially offset by adverse changes in commercial treatment mix and rates. As a source of payments of revenue by payor type, government-based and other payors accounted for 72% and 65%, respectively, of our revenues for the year ended December 31, 2018 and 2017. Patient service operating revenues per treatment for the year ended December 31, 2018 were $349 compared to $333 for the year ended December 31, 2017, an increase of 4.8%, primarily due to the reimbursement of calcimimetic drugs under the TDAPA program.

Non-acquired treatment growth was 4.4% and acquired treatment growth was 1.1%. Normalized non-acquired treatment growth was 5.0% and normalized acquired treatment growth was 1.1%. Net patient service operating revenues relating to start-up clinics for the year ended December 31, 2018 were $11.1 million compared to $8.7 million for the year ended December 31, 2017, an increase of $2.4 million due to the timing of opening and certification of de novo clinics, as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2018 were $570.0 million, an increase of $86.9 million, or 18.0%, from $483.1 million for the year ended December 31, 2017, which was primarily due to a 5.5% increase in the number of treatments, an increase in calcimimetic pharmaceutical expenses in connection with the TDAPA program referenced above, an increase in salary and benefit costs, and an increase in supply expenses, partially offset by improved productivity. Patient care costs per treatment for the year ended December 31, 2018 were $247, compared to $221 for the year ended December 31, 2017.

As a percentage of patient service operating revenues, patient care costs were 70.7% for the year ended December 31, 2018, compared to 66.3% for the year ended December 31, 2017.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2018 were $101.1 million, a decrease of $1.0 million, or 1.0%, from $102.1 million for the year ended December 31, 2017 primarily due to increased professional fees and travel and corporate meetings expenses, partially offset by $9.5 million of Modification Expense in the year ended December 31, 2017. General and administrative expenses per treatment for the year ended December 31, 2018 were $44, compared to $46 for the year ended December 31, 2017. General and administrative expenses per treatment excluding the Modification Expense were $42 for the year ended December 31, 2017.

As a percentage of net patient service operating revenues, general and administrative expenses were 12.5% for the year ended December 31, 2018, compared to 14.0% (or 12.7% excluding the Modification Expense) for the year ended December 31, 2017.

Transaction-related costs. Transaction-related costs for the year ended December 31, 2018 were $0.9 million associated with our registration statement on Form S-3 and the withdrawn secondary offering, including related legal, accounting, valuation and other professional or consulting fees. Transaction-related costs for the year ended December 31, 2017 were $0.7 million associated with our 2017 debt refinancing described below, including related legal, accounting and other professional or consulting fees.

Gain on business interruption insurance. During the year ended December 31, 2018, we received $0.4 million of business interruption insurance proceeds related to Hurricanes Harvey and Irma.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2018 was $39.8 million, compared to $37.6 million for the year ended December 31, 2017. As a percentage of net patient service operating revenues, depreciation and amortization were 4.9% for the year ended December 31, 2018, compared to 5.2% for the year ended December 31, 2017.

Certain legal and other matters. Certain legal and other matter costs for the year ended December 31, 2018 was $39.1 million, compared to $15.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, these costs included $29.6 million related to the United litigation settlement. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the year ended December 31, 2018 was $55.3 million, a decrease of $34.9 million, or 38.7%, from $90.2 million for the year ended December 31, 2017. The decrease was primarily due to the United litigation settlement described under “Note 22 - Certain Legal and Other Matters” and the factors described above. In addition, for the year ended December 31, 2018 and 2017, start-up clinics reduced operating income by $11.4 million and $9.7 million, respectively, an increase of $1.7 million.

As a percentage of net patient service operating revenues, operating income was 6.9% for the year ended December 31, 2018, compared to 12.4% for the year ended December 31, 2017, reflecting the factors described above.

Interest, Loss on Extinguishment of Debt, and Taxes

Interest expense, net. Interest expense, net for the year ended December 31, 2018 was $32.6 million, compared to $29.3 million for the year ended December 31, 2017, an increase of 11.3%. The increase is primarily attributable to rising interest rates.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the year ended December 31, 2017 was $0.5 million as a result of our debt refinancing in June 2017. The loss was comprised of write-offs of unamortized debt issuance costs.

Change in fair value of income tax receivable agreement.  Change in fair value of income tax receivable agreement for the year ended December 31, 2018 was $2.7 million, compared to $7.2 million for the year ended December 31, 2017.

Income tax expense. The provision for income taxes for the year ended December 31, 2018 and December 31, 2017 represented an effective tax rate of 11.4% and 14.0%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the year ended December 31, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance, the change in fair value of the TRA liability, which is not deductible for income tax purposes, and other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2018 was $51.2 million, representing a decrease of $11.5 million, or 18.3%, from $62.7 million for the year ended December 31, 2017. The decrease was primarily due to decreased profitability in our joint ventures for the reasons described above.

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

The following table summarizes our results of operations for the periods indicated.

	Year Ended December 31,		Increase (Decrease)
	2017	2016		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$737,318	$772,221	$(34,903)	(4.5)%
Provision for uncollectible accounts	(8,316)	(5,441)	(2,875)	(52.8)%
Net patient service operating revenues	729,002	766,780	(37,778)	(4.9)%
Operating expenses:
Patient care costs	483,101	452,453	30,648	6.8%
General and administrative	102,093	127,921	(25,828)	(20.2)%
Transaction-related costs	717	2,239	(1,522)	(68.0)%
Depreciation and amortization	37,634	33,862	3,772	11.1%
Certain legal and other matters	15,249	6,779	8,470	NM
Total operating expenses	638,794	623,254	15,540	2.5%
Operating income	90,208	143,526	(53,318)	(37.1)%
Interest expense, net	(29,309)	(35,959)	6,650	18.5%
Loss on early extinguishment of debt	(526)	(4,708)	4,182	88.8%
Change in fair value of income tax receivable agreement	7,234	1,286	5,948	NM
Income before income taxes	67,607	104,145	(36,538)	(35.1)%
Income tax expense	9,471	2,479	6,992	NM
Net income	58,136	101,666	(43,530)	(42.8)%
Less: Net income attributable to noncontrolling interests	(62,733)	(98,520)	35,787	36.3%
Net (loss) income attributable to American Renal Associates Holdings, Inc.	(4,597)	3,146	(7,743)	NM
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(11,503)	(10,067)	(1,436)	(14.3)%
Net loss attributable to common shareholders	$(16,100)	$(6,921)	$(9,179)	NM
_____________
NM – Not Meaningful

Net Patient Service Operating Revenues
Patient service operating revenues. Patient service operating revenues for the year ended December 31, 2017 were $737.3 million, a decrease of $34.9 million, or 4.5%, from $772.2 million for the year ended December 31, 2016, which was primarily due to adverse changes in commercial treatment mix and rates, partially offset by an increase of 8.1% in the number of dialysis treatments. As a source of revenue by payor type, government-based and other payors accounted for 65% and 57%, respectively, of our revenues for the year ended December 31, 2017 and 2016. Patient service operating revenues per treatment for the year ended December 31, 2017 were $336, compared with $381 for the year ended December 31, 2016.
Non-acquired treatment growth was 7.9% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the year ended December 31, 2017 were $8.7 million compared to $12.3 million for the year ended December 31, 2016, a decrease of $3.6 million due to the timing of opening and certification of de novo clinics, as described under “–Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”
Provision for uncollectible accounts. Provision for uncollectible accounts for the year ended December 31, 2017 was $8.3 million, or 1.1% of net patient service operating revenues, as compared to $5.4 million, or 0.7% of net patient service operating revenues, for the same period in 2016. The increase was primarily due to an increase in the patient self-pay component of our payor mix.
Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2017 were $483.1 million, an increase of $30.6 million, or 6.8%, from $452.5 million for the year ended December 31, 2016, which was primarily due to the 8.1% increase in the number of treatments and increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications, partially offset by a decrease in the Modification Expense described above of $3.0 million. Patient care costs per treatment for the year ended December 31, 2017 were $220, compared to $223 for the year ended December 31, 2016. Patient care costs per treatment excluding the Modification Expense were $219 for the year ended December 31, 2017, compared to $221 for the year ended December 31, 2016.

As a percentage of net patient service operating revenues, patient care costs were 66.3% for the year ended December 31, 2017, compared to 59.0% for the year ended December 31, 2016. Excluding the Modification Expense of $2.2 million and $5.2 million for the years ended December 31, 2017 and 2016, respectively, patient care costs were 66.0% and 58.3% of net patient service operating revenues for the years ended December 31, 2017 and 2016, respectively.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2017 were $102.1 million, a decrease of $25.8 million, or 20.2%, from $127.9 million for the year ended December 31, 2016, primarily due to a decrease of $22.2 million in Modification Expense, a decrease in charitable contributions and a decrease in corporate costs. General and administrative expenses per treatment for the year ended December 31, 2017 were $47, compared to $63 for the year ended December 31, 2016. General and administrative expenses per treatment excluding the Modification Expense and executive severance costs were $42 for the year ended December 31, 2017, compared to $46 for the year ended December 31, 2016.

As a percentage of net patient service operating revenues, general and administrative expenses were 14.0% (or 12.6% excluding the Modification Expense of $9.5 million and executive severance costs of $0.8 million) for the year ended December 31, 2017, compared to 16.7% (or 12.1% excluding the Modification Expense of $31.7 million and executive severance costs of $3.1 million) for the year ended December 31, 2016.

Transaction-related costs. Transaction-related costs for the year ended December 31, 2017 were $0.7 million associated with our 2017 debt refinancing described below. Transaction-related costs for the year ended December 31, 2016 were $2.2 million related to our debt refinancing and other transactions associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2017 was $37.6 million, compared to $33.9 million for the year ended December 31, 2016. As a percentage of net patient service operating revenues, depreciation and amortization were 5.2% for the year ended December 31, 2017, compared to 4.4% for the year ended December 31, 2016.

Certain legal and other matters. Certain legal and other matter costs for the year ended December 31, 2017 was $15.2 million, compared to $6.8 million for the year ended December 31, 2016. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the year ended December 31, 2017 was $90.2 million, a decrease of $53.3 million, or 37.1%, from $143.5 million for the year ended December 31, 2016. The decrease was primarily due to the factors described above under “—Net Patient Service Operating Revenues” and “Operating Expenses” and includes adverse changes in commercial treatment mix and rates and the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates were not keeping pace with annual increases to our operating costs. In addition, for the year ended December 31, 2017 and 2016, start-up clinics reduced operating income by $9.7 million and $13.3 million, respectively, a decrease of $3.6 million reflecting the timing of opening and certification of de novo clinics each year as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.” As a percentage of net patient service operating revenues, operating income was 12.2% for the year ended December 31, 2017, compared to 18.6% for the year ended December 31, 2016, reflecting the factors described above. Excluding the impact of the Modification Expense of $11.7 million and executive severance costs of $0.9 million, as a percentage of net patient service operating revenues, operating income was 14.0% for the year ended December 31, 2017, compared to 23.8% for the year ended December 31, 2016.

Interest, Loss on Extinguishment of Debt, and Taxes

Interest expense, net. Interest expense, net for the year ended December 31, 2017 was $29.3 million, compared to $35.9 million for the year ended December 31, 2016, a decrease of 18.5%, primarily due to lower average debt balances for the year ended December 31, 2017 and lower interest rates as a result of our debt refinancing, partially offset by an increase in third-party clinic debt, including the Assigned Clinic Loans (as defined under “—Liquidity and Capital Resources”).

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the year ended December 31, 2017 was $0.5 million as a result of write-offs of unamortized debt issuance costs in connection with our debt refinancing in June 2017. Loss on early extinguishment of debt for the year ended December 31, 2016 was $4.7 million as a result of the write-off of unamortized debt issuance costs in connection with our debt refinancing activities associated with our IPO.

Change in fair value of income tax receivable agreement.  Change in fair value of income tax receivable agreement for the year ended December 31, 2017 was $7.2 million, compared to $1.3 million for the year ended December 31, 2016.

Income tax expense. The provision for income taxes for the year ended December 31, 2017 and December 31, 2016 represented an effective tax rate of 14.0% and 2.4%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the year ended December 31, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.  The effective tax rate in 2017 was higher primarily due to increases in the valuation allowance.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2017 was $62.7 million, representing a decrease of $35.8 million, or 36.3%, from $98.5 million for the year ended December 31, 2016. The decrease was primarily due to an increase in our ownership interest in existing clinics, partially offset by growth in the earnings of our existing joint ventures for the reasons described above.

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

The following table summarizes our results of operations for the periods indicated.

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2016	2015		Percentage
	(restated)	(restated)	Amount	Change
Patient service operating revenues	$772,221	$672,249	$99,972	14.9%
Provision for uncollectible accounts	(5,441)	(5,553)	112	2.0%
Net patient service operating revenues	766,780	666,696	100,084	15.0%
Operating expenses:
Patient care costs	452,453	390,949	61,504	15.7%
General and administrative	127,921	77,826	50,095	64.4%
Transaction-related costs	2,239	2,086	153	7.3%
Depreciation and amortization	33,862	31,846	2,016	6.3%
Certain legal and other matters	6,779	—	6,779	NM
Total operating expenses	623,254	502,707	120,547	24.0%
Operating income	143,526	163,989	(20,463)	(12.5)%
Interest expense, net	(35,959)	(45,412)	9,453	20.8%
Loss on early extinguishment of debt	(4,708)	—	(4,708)	NM
Change in fair value of income tax receivable agreement	1,286	—	1,286	NM
Income before income taxes	104,145	118,577	(14,432)	(12.2)%
Income tax expense	2,479	18,713	(16,234)	NM
Net income	101,666	99,864	1,802	1.8%
Less: Net income attributable to noncontrolling interests	(98,520)	(80,539)	(17,981)	(22.3)%
Net income attributable to American Renal Associates Holdings, Inc.	3,146	19,325	(16,179)	NM
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(10,067)	—	(10,067)	NM
Net (loss) income attributable to common shareholders	$(6,921)	$19,325	$(26,246)	NM
_____________
NM – Not Meaningful

Net Patient Service Operating Revenues
Patient service operating revenues. Patient service operating revenues for the year ended December 31, 2016 were $772.2 million, an increase of $100.0 million, or 14.9%, from $672.2 million for the year ended December 31, 2015, which was primarily due to an increase of 12.3% in the number of dialysis treatments and favorable changes in commercial treatment mix, including an increase in patients covered by ACA plans and other individual marketplace plans. As a source of revenue by payor type, government-based and other payors accounted for 57% and 59%, respectively, of our revenues for the years ended December 31, 2016 and 2015. Patient service operating revenues per treatment for the year ended December 31, 2016 were $381, compared to $372 for the year ended December 31, 2015.

The increase in treatments resulted principally from non-acquired treatment growth of 11.7% from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the year ended December 31, 2016 were $12.3 million, compared to $10.5 million for the year ended December 31, 2015, an increase of $1.8 million due to the timing of opening and certification of de novo clinics, as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.”

Provision for uncollectible accounts. Provision for uncollectible accounts for the year ended December 31, 2016 was $5.4 million, or 0.7% of net patient service operating revenues, as compared to $5.6 million, or 0.8% of net patient service operating revenues, for the same period in 2015.

Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2016 were $452.5 million, an increase of $61.5 million, or 15.7%, from $390.9 million for the year ended December 31, 2015. This increase was primarily due to the 12.3% increase in the number of treatments, the $5.3 million of Modification Expense for the year ended December 31, 2016 described above, and increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the year ended December 31, 2016 were $223, compared to $217 for the year ended December 31, 2015. Patient care costs per treatment excluding the Modification Expense were $221 for the year ended December 31, 2016.

As a percentage of net patient service operating revenues, patient care costs were 59.0% (or 58.3% excluding the Modification Expense) for the year ended December 31, 2016, compared to 58.6% for the year ended December 31, 2015.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2016 were $127.9 million, an increase of $50.1 million, or 64.4%, from $77.8 million for the year ended December 31, 2015, primarily due to corporate costs associated with becoming a public company, including the $31.7 million of Modification Expense described above. Also contributing to the increase was an increase in charitable contributions, $3.1 million of executive severance costs, a 12.3% increase in the number of treatments and increased legal costs in addition to the legal costs described below in “—Certain legal and other matters.” General and administrative expenses per treatment for the year ended December 31, 2016 were $63, compared to $43 for the year ended December 31, 2015. General and administrative expenses per treatment excluding the Modification Expense and executive severance costs were $46 for the year ended December 31, 2016.

As a percentage of net patient service operating revenues, general and administrative expenses were 16.7% (or 12.1% excluding the Modification Expense and executive severance costs) for the year ended December 31, 2016, compared to 11.7% for the year ended December 31, 2015.

Transaction-related costs. Transaction-related costs for the year ended December 31, 2016 were $2.2 million.  These costs are associated with our debt refinancing and other transactions associated with our IPO. Transaction-related costs for the year ended December 31, 2015 were $2.1 million, which were costs associated with the forgiveness of indebtedness and accrued interest under a line of credit extended to an executive.

Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2016 was $33.9 million, compared to $31.8 million for the year ended December 31, 2015. As a percentage of net patient service operating revenues, depreciation and amortization were 4.4% for the year ended December 31, 2016, compared to 4.8% for the year ended December 31, 2015.

Certain legal and other matters. Certain legal and other matter costs for the year ended December 31, 2016 was $6.8 million. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the year ended December 31, 2016 was $143.5 million, a decrease of $20.5 million, or 12.5%, from $164.0 million for the year ended December 31, 2015. The decrease was primarily due to the increase in operating expenses described above, partially offset by the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates were not keeping pace with annual increases to our operating costs. In addition, for the year ended December 31, 2016 and 2015, start-up clinics reduced operating income by $13.3 million and $2.1 million, respectively, an increase of $11.2 million reflecting the timing of opening and certification of de novo clinics each year as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.” As a percentage of net patient service operating revenues, operating income was 18.6% for the year ended December 31, 2016 compared to 24.4% for the year ended December 31, 2015, reflecting the factors described above. Excluding the impact of the Modification Expense of $37.3 million and executive severance costs of $1.7 million, as a percentage of net patient service operating revenues, operating income was 23.8% for the year ended December 31, 2016.

Interest and Taxes

Interest expense, net. Interest expense, net for the year ended December 31, 2016 was $35.9 million, compared to $45.4 million for the year ended December 31, 2015, a decrease of 20.8%, primarily due to lower interest rates as a result of our debt refinancing associated with the IPO, partially offset by an increase in third-party clinic debt, including the Assigned Clinic Loans.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the year ended December 31, 2016 was $4.7 million as a result of the write-off of unamortized debt issuance costs in connection with our debt refinancing activities.

Change in fair value of income tax receivable agreement.  Change in fair value of income tax receivable agreement for the year ended December 31, 2016 was $1.3 million.

Income tax expense. The provision for income taxes for the year ended December 31, 2016 and December 31, 2015 represented an effective tax rate of 2.4% and 15.8%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the years ended December 31, 2016 and 2015 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2016 was $98.5 million, representing an increase of $18.0 million, or 22.3%, from $80.5 million for the year ended December 31, 2015. The increase was primarily due to growth in the earnings of our existing joint ventures for the reasons described above, partially offset by an increase in our ownership interest in an existing clinic.

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

	Year Ended December 31,		Increase (Decrease)
(in thousands)	2015	2014		Percentage
	(restated)	(restated)	Amount	Change
Patient service operating revenues	$672,249	$564,004	$108,245	19.2%
Provision for uncollectible accounts	(5,553)	(4,924)	(629)	(12.8)%
Net patient service operating revenues	666,696	559,080	107,616	19.2%
Operating expenses:
Patient care costs	390,949	329,847	61,102	18.5%
General and administrative	77,826	63,600	14,226	22.4%
Transaction-related costs	2,086	—	2,086	NM
Depreciation and amortization	31,846	28,527	3,319	11.6%
Total operating expenses	502,707	421,974	80,733	19.1%
Operating income	163,989	137,106	26,883	19.6%
Interest expense, net	(45,412)	(44,080)	(1,332)	(3.0)%
Income before income taxes	118,577	93,026	25,551	27.5%
Income tax expense	18,713	10,325	8,388	81.2%
Net income	99,864	82,701	17,163	20.8%
Less: Net income attributable to noncontrolling interests	(80,539)	(65,785)	(14,754)	(22.4)%
Net income attributable to American Renal Associates Holdings, Inc.	$19,325	$16,916	$2,409	14.2%
_____________
NM – Not Meaningful

Net Patient Service Operating Revenues
Patient service operating revenues.  Patient service operating revenues for the year ended December 31, 2015 were $672.2 million, an increase of $108.2 million, or 19.2%, from $564.0 million for the year ended December 31, 2014, which was primarily due to an increase of 15.4% in the number of dialysis treatments. As a source of revenues, government-based and other payors accounted for 59% and 61%, respectively, of our revenues for the years ended December 31, 2015 and 2014. Patient service operating revenues per treatment for the year ended December 31, 2015 were $372, compared to $361 for the year ended December 31, 2014.
The increase in treatments resulted principally from non-acquired treatment growth of 11.7% from existing clinics and de novo clinics in 2015. Patient service operating revenues relating to start-up clinics for the year ended December 31, 2015 was $10.5 million, compared to $6.4 million for the year ended December 31, 2014, a decrease of $4.1 million, due to the timing of opening and certification of de novo clinics as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.”
Provision for uncollectible accounts. Provision for uncollectible accounts for the year ended December 31, 2015 was $5.6 million, or 0.8% of patient service operating revenues, as compared to $4.9 million, or 0.9% of patient service operating revenues, for the same period in 2014.
Operating Expenses
Patient care costs. Patient care costs for the year ended December 31, 2015 were $390.9 million, an increase of $61.1 million, or 18.5%, from $329.8 million for the year ended December 31, 2014, which was primarily due to the 15.4% increase in the number of treatments as well as an increase in salary and benefit costs, pharmaceutical unit costs, occupancy costs and other direct clinic expenses, partially offset by improved productivity. Patient care costs per treatment for the year ended December 31, 2015 were $217, compared to $211 for the year ended December 31, 2014.
As a percentage of net patient service operating revenues, patient care costs were 58.6% for the year ended December 31, 2015, compared to 59.0% for the year ended December 31, 2014.
General and administrative. General and administrative expenses for the years ended December 31, 2015 and December 31, 2014 were $77.8 million and $63.6 million, respectively, an increase of $14.2 million, or 22.4%, which was primarily due to an increase in salary costs, charitable contributions and professional fees. General and administrative expenses per treatment for the year ended December 31, 2015 were $43, compared to $41 for the year ended December 31, 2014.
As a percentage of net patient service operating revenues, general and administrative expenses were 11.7% for the year ended December 31, 2015, compared to 11.4% for the year ended December 31, 2014.
Depreciation and amortization. Depreciation and amortization expense for the year ended December 31, 2015 was $31.8 million, an increase of 11.6% from $28.5 million for the year ended December 31, 2014, primarily related to new clinics. As a percentage of net patient service operating revenues, depreciation and amortization expense was 4.8% for the year ended December 31, 2015, compared to 5.1% for the year ended December 31, 2014.
Operating Income
Operating income for the year ended December 31, 2015 was $164.0 million, an increase of $26.9 million, or 19.6%, from $137.1 million for the year ended December 31, 2014. The increase was primarily due to the factors described above. In addition, for the year ended December 31, 2015 and 2014, start-up clinics reduced operating income by $2.1 million and $7.7 million, respectively, a decrease of $5.6 million reflecting the timing of opening and certification of de novo clinics each year as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.” As a percentage of net patient service operating revenues, operating income was 24.4% for the year ended December 31, 2015, compared to 24.3% for the year ended December 31, 2014, reflecting the factors described above.
Interest and Taxes
Interest expense, net. Interest expense, net for the year ended December 31, 2015 was $45.4 million, compared to $44.1 million for the year ended December 31, 2014, an increase of 3.0%, primarily due to an increase in third-party clinic-level debt, as well as rising interest rates.

Income tax expense. The provision for income taxes for the year ended December 31, 2015 represented an effective tax rate of 15.8%, compared with 11.1% in 2014. The variation from the statutory federal rate of 35% on our share of pre-tax income during the years ended December 31, 2015 and December 31, 2014 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests for the year ended December 31, 2015 was $80.5 million, an increase of $14.8 million, or 22.4%, from $65.8 million for the year ended December 31, 2014. The increase was primarily due to the addition of de novo and acquired clinics and growth in the earnings of our existing joint ventures for the reasons described above.
Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated financial data for each of the eight quarters in the 24 month period ended December 31, 2018. We have prepared the quarterly data on a basis consistent with our audited consolidated financial statements included in this Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
(in thousands, except operating data)	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2018	2018	2018	2017	2017	2017	2017
		(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Statement of Operations Data:
Patient service operating revenues	$207,806	$205,719	$205,952	$186,299	$190,509	$190,670	$177,890	$178,249
Provision for uncollectible accounts	—	—	—	—	(3,178)	(2,752)	(431)	(1,955)
Net patient service operating revenues	207,806	205,719	205,952	186,299	187,331	187,918	177,459	176,294
Operating expenses:
Patient care costs	148,525	145,939	141,468	134,077	124,493	119,739	118,568	120,301
General and administrative	24,981	24,619	26,434	25,067	22,530	22,036	26,218	31,309
Transaction‑related costs	—	—	—	856	—	—	717	—
Gain on business interruption insurance	(375)	—	—	—	—	—	—	—
Depreciation and amortization	10,342	10,023	9,814	9,623	9,740	9,438	9,382	9,074
Certain legal and other matters	1,384	1,028	32,546	4,103	3,535	3,481	4,297	3,936
Total operating expenses	184,857	181,609	210,262	173,726	160,298	154,694	159,182	164,620
Operating Income (loss)	22,949	24,110	(4,310)	12,573	27,033	33,224	18,277	11,674
Interest expense, net	(8,797)	(8,242)	(8,136)	(7,457)	(7,257)	(7,255)	(7,188)	(7,609)
Loss on early extinguishment of debt	—	—	—	—	—	—	(526)	—
Change in fair value of income tax receivable agreement	5,438	(3,480)	1,736	(1,021)	1,773	3,585	(2,641)	4,517
Income (loss) before income taxes	19,590	12,388	(10,710)	4,095	21,549	29,554	7,922	8,582
Income tax expense (benefit)	8,416	(124)	(2,327)	(3,069)	10,725	3,763	(1,837)	(3,180)
Net income (loss)	11,174	12,512	(8,383)	7,164	10,824	25,791	9,759	11,762
Less: Net income attributable to noncontrolling interest	(11,746)	(13,246)	(15,276)	(10,966)	(15,722)	(18,295)	(14,832)	(13,884)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(572)	$(734)	$(23,659)	$(3,802)	$(4,898)	$7,496	$(5,073)	$(2,122)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(1,235)	(580)	(1,248)	497	1,229	559	(2,884)	(10,407)
Net (loss) income attributed to common shareholders	$(1,807)	$(1,314)	$(24,907)	$(3,305)	$(3,669)	$8,055	$(7,957)	$(12,529)
Other Financial Data:
Adjusted EBITDA (including noncontrolling interests)(1)	$36,454	$36,496	$40,030	$28,274	$41,707	$46,939	$37,375	$34,838
Adjusted EBITDA‑NCI(1)	24,708	23,250	24,754	17,308	25,985	28,644	22,543	20,954
Capital Expenditures Total	15,886	10,656	8,567	9,851	11,293	10,727	7,647	6,406
Development capital expenditures	13,166	6,619	6,628	6,896	10,352	9,205	5,651	4,488
Other capital expenditures	2,720	4,037	1,939	2,955	941	1,522	1,996	1,918
Operating Data
Number of clinics (as of end of period)	241	235	233	228	228	217	218	216
Number of de novo clinics opened (during period)	5	2	5	1	9	1	2	3
Patients (as of end of period)	16,543	16,092	16,018	15,776	15,637	15,237	15,023	14,735
Number of treatments	600,190	578,982	572,929	558,936	565,945	551,258	542,749	531,220
Non‑acquired treatment growth	4.9%	3.9%	4.5%	4.2%	6.1%	6.8%	8.6%	9.2%
Net patient service operating revenues per treatment	$346	$355	$359	$333	$331	$341	$327	$332
Patient care costs per treatment	$247	$252	$247	$240	$220	$217	$218	$226
Adjusted patient care costs per treatment (2)	$247	$252	$247	$240	$220	$217	$217	$223
General and administrative per treatment	$42	$43	$46	$45	$40	$40	$48	$59
Adjusted general and administrative per treatment (2)	$42	$43	$46	$45	$40	$40	$43	$45
.

(1)	The following table represents the reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2018	2018	2018	2018	2017	2017	2017	2017	2016	2016	2016	2016
		(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Net Income (loss)	$11,174	$12,512	$(8,383)	$7,164	$10,824	$25,791	$9,759	$11,762	$12,390	$36,117	$21,169	$31,990
Add:
Stock-based compensation	1,575	1,298	1,678	1,380	1,269	1,054	3,948	10,088	17,047	12,673	10,192	386
Depreciation and amortization	10,342	10,023	9,814	9,623	9,740	9,438	9,382	9,074	9,246	8,687	8,252	7,677
Interest expense, net	8,797	8,242	8,136	7,457	7,257	7,255	7,188	7,609	7,373	7,372	8,951	12,263
Income tax expense (benefit) and other non-income related tax	8,620	(87)	(2,025)	(3,069)	10,852	3,766	(1,750)	(3,114)	(2,153)	(956)	1,342	4,531
Transaction-related costs	—	—	—	856	—	—	717	—		—	2,215	24
Loss on early extinguishment of debt	—	—	—	—	—	—	526	—	—	—	4,708	—
Change in fair value of income tax receivable agreement	(5,438)	3,480	(1,736)	1,021	(1,773)	(3,585)	2,641	(4,517)	3,444	(12,565)	7,835	—
Certain legal and other matters	1,384	1,028	32,546	4,103	3,535	3,481	4,297	3,936	2,737	4,042	—	—
Executive and management severance costs	—	—	—	—	—	—	917	—	1,650	—	—	—
(Gain) loss on sale or closure of clinics	—	—	—	(261)	3	(261)	(250)	—	—	—	—	—
Management fees	—	—	—	—	—	—	—	—		—	80	457
Adjusted EBITDA (including noncontrolling interests)	36,454	36,496	40,030	28,274	41,707	46,939	37,375	34,838	51,734	55,370	64,744	57,328
Less: Net income attributable to noncontrolling interests	(11,746)	(13,246)	(15,276)	(10,966)	(15,722)	(18,295)	(14,832)	(13,884)	(21,464)	(23,345)	(28,242)	(25,469)
Adjusted EBITDA –NCI	$24,708	$23,250	$24,754	$17,308	$25,985	$28,644	$22,543	$20,954	$30,270	$32,025	$36,502	$31,859

For information about the nature of the adjustments set forth above, see “—Non-GAAP Financial Measures” above.

(2)	See “—Key Performance Indicators” for discussion of the adjusted patient care costs per treatment and adjusted general and administrative per treatment calculations.

Results of Operations—Quarterly Periods

Three Months Ended September 30, 2018 Compared With the Three Months Ended September 30, 2017

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended September 30,		Increase (Decrease)
	2018	2017		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$205,719	$190,670	$15,049	7.9%
Provision for uncollectible accounts	—	(2,752)	2,752	NM
Net patient service operating revenues	205,719	187,918	17,801	9.5%
Operating expenses:
Patient care costs	145,939	119,739	26,200	21.9%
General and administrative	24,619	22,036	2,583	11.7%
Depreciation and amortization	10,023	9,438	585	6.2%
Certain legal and other matters	1,028	3,481	(2,453)	(70.5)%
Total operating expenses	181,609	154,694	26,915	17.4%
Operating income	24,110	33,224	(9,114)	(27.4)%
Interest expense, net	(8,242)	(7,255)	(987)	(13.6)%
Change in fair value of income tax receivable agreement	(3,480)	3,585	(7,065)	NM
Income before income taxes	12,388	29,554	(17,166)	(58.1)%
Income tax (benefit) expense	(124)	3,763	(3,887)	NM
Net income	12,512	25,791	(13,279)	(51.5)%
Less: Net income attributable to noncontrolling interests	(13,246)	(18,295)	5,049	27.6%
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(734)	$7,496	$(8,230)	NM
_____________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Net patient service operating revenues. Net patient service operating revenues for the three months ended September 30, 2018 were $205.7 million, an increase of $17.8 million, or 9.5%, from $187.9 million for the three months ended September 30, 2017, which was primarily due to an increase of 5.0% in the number of dialysis treatments and reimbursement of calcimimetic pharmaceuticals under the Medicare ESRD PPS TDAPA program, which became effective January 1, 2018, partially offset by adverse changes in commercial treatment mix and rates. As a source of revenue by payor type, government-based and other payors accounted for 72% and 65%, respectively, of our revenues for the three months ended September 30, 2018 and 2017. Net patient service operating revenues per treatment for the three months ended September 30, 2018 were $355, compared with $341 for the three months ended September 30, 2017, an increase of 4.3%, primarily due to the reimbursement of calcimimetic drugs under the TDAPA program.

Non-acquired treatment growth was 3.9% and acquired treatment growth was 1.1%. Normalized total treatment growth was 6.1% and normalized non-acquired treatment growth was 5.0% for the three months ended September 30, 2018. Net patient service operating revenues relating to start-up clinics for the three months ended September 30, 2018 were $2.4 million, compared to $0.6 million for the three months ended September 30, 2017, an increase of $1.8 million due to the timing of opening and certification of de novo clinics, as described under “ —Key Factors Affecting our Results of Operations —Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended September 30, 2018 were $145.9 million, an increase of $26.2 million, or 21.9%, from $119.7 million for the three months ended September 30, 2017, which was primarily due to a 5.0% increase in the number of treatments and an increase in supply expense in connection with the TDAPA program referenced above. Patient care costs per treatment for the three months ended September 30, 2018 were $252, compared to $217 for the three months ended September 30, 2017.

As a percentage of net patient service operating revenues, patient care costs were 70.9% for the three months ended September 30, 2018, compared to 63.7% for the three months ended September 30, 2017.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2018 were $24.6 million, an increase of $2.6 million, or 11.7%, from $22.0 million for the three months ended September 30, 2017. General and administrative expenses per treatment for the three months ended September 30, 2018 were $43, compared to $40 for the three months ended September 30, 2017.

As a percentage of net patient service operating revenues, general and administrative expenses were 12.0% for the three months ended September 30, 2018, compared to 11.9% for the three months ended September 30, 2017.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2018 was $10.0 million, compared to $9.4 million for the three months ended September 30, 2017. As a percentage of net patient service operating revenues, depreciation and amortization expense was 4.9% for the three months ended September 30, 2018 compared to 5.0% for the three months ended September 30, 2017.

Certain legal and other matters. Certain legal and other matter costs for the three months ended September 30, 2018 were $1.0 million, compared to $3.5 million for the three months ended September 30, 2017. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended September 30, 2018 was $24.1 million, a decrease of $9.1 million, or 27.4%, from $33.2 million for the three months ended September 30, 2017. The decrease was primarily due to the factors described above under “—Operating Expenses.” For the three months ended September 30, 2018 and 2017, start-up clinics reduced operating income by $2.5 million and $1.5 million, respectively, an increase of $1.0 million reflecting the timing of opening and certification of de novo clinics as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.” As a percentage of net patient service operating revenues, operating income was 11.7% for the three months ended September 30, 2018 compared to 17.7% for the three months ended September 30, 2017, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended September 30, 2018 was $8.2 million, compared to $7.3 million for the three months ended September 30, 2017, an increase of 13.6%. The increase is primarily attributable to rising interest rates.

Change in fair value of income tax receivable agreement. Changes in fair value of income tax receivable agreement for the three months ended September 30, 2018 and 2017 was $(3.5) million and $3.6 million, respectively.

Income tax (benefit) expense. The (benefit) provision for income taxes for the three months ended September 30, 2018 and September 30, 2017 represented an effective tax rate of (1.0)% and 12.7%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the three months ended September 30, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes, and other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2018 was $13.2 million, representing a decrease of $5.0 million, or 27.6%, from $18.3 million for the three months ended September 30, 2017. The decrease was primarily due to decreased profitability in our joint ventures for the reasons described above.
Three Months Ended June 30, 2018 Compared With the Three Months Ended June 30, 2017

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended June 30,		Increase (Decrease)
	2018	2017		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$205,952	$177,890	$28,062	15.8%
Provision for uncollectible accounts	—	(431)	431	NM
Net patient service operating revenues	205,952	177,459	28,493	16.1%
Operating expenses:
Patient care costs	141,468	118,568	22,900	19.3%
General and administrative	26,434	26,218	216	0.8%
Transaction-related costs	—	717	(717)	NM
Depreciation and amortization	9,814	9,382	432	4.6%
Certain legal and other matters	32,546	4,297	28,249	NM
Total operating expenses	210,262	159,182	51,080	32.1%
Operating (loss) income	(4,310)	18,277	(22,587)	NM
Interest expense, net	(8,136)	(7,188)	(948)	(13.2)%
Loss on early extinguishment of debt	—	(526)	526	NM
Changes in fair value of income tax receivable agreement	1,736	(2,641)	4,377	NM
(Loss) income before income taxes	(10,710)	7,922	(18,632)	NM
Income tax benefit	(2,327)	(1,837)	(490)	(26.7)%
Net (loss) income	(8,383)	9,759	(18,142)	NM
Less: Net income attributable to noncontrolling interests	(15,276)	(14,832)	(444)	(3.0)%
Net loss attributable to American Renal Associates Holdings, Inc.	$(23,659)	$(5,073)	$(18,586)	NM
_____________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Net patient service operating revenues. Net patient service operating revenues for the three months ended June 30, 2018 were $206.0 million, an increase of $28.5 million, or 16.1%, from $177.5 million for the three months ended June 30, 2017, which was primarily due to an increase of 5.6% in the number of dialysis treatments and reimbursement of calcimimetic pharmaceuticals under the TDAPA program, which became effective January 1, 2018, partially offset by adverse changes in commercial treatment mix and rates. As a source of revenue by payor type, government-based and other payors accounted for 71% and 66%, respectively, of our revenues for the three months ended June 30, 2018 and 2017. Net patient service operating revenues per treatment for the three months ended June 30, 2018 was $359, compared with $327 for the three months ended June 30, 2017, an increase of 9.8%, primarily due to the reimbursement of calcimimetic drugs under the TDAPA program.

Non-acquired treatment growth was 4.5% and acquired treatment growth was 1.1%. Normalized for clinic sales, total treatment growth was 6.3% and non-acquired treatment growth was 5.3% for the three months ended June 30, 2018. Net patient service operating revenues relating to start-up clinics for the three months ended June 30, 2018 were $2.5 million, compared to $3.1 million for the three months ended June 30, 2017, a decrease of $0.6 million due to the timing of opening and certification of de novo clinics, as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2018 were $141.5 million, an increase of $22.9 million, or 19.3%, from $118.6 million for the three months ended June 30, 2017, which was primarily due to an increase in the number of treatments and an increase in supply expense in connection with the TDAPA program referenced above. Patient care costs per treatment for the three months ended June 30, 2018 were $247, compared to $218 for the three months ended June 30, 2017.

As a percentage of net patient service operating revenues, patient care costs were 68.7% for the three months ended June 30, 2018, compared to 66.8% for the three months ended June 30, 2017.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2018 were $26.4 million, an increase of $0.2 million, or 0.8%, from $26.2 million for the three months ended June 30, 2017. General and administrative expenses per treatment for the three months ended June 30, 2018 were $46, compared to $48 for the three months ended June 30, 2017. General and administrative expenses per treatment excluding the Modification Expense were $43 for the three months ended June 30, 2017.

As a percentage of net patient service operating revenues, general and administrative expenses were 12.8% for the three months ended June 30, 2018, compared to 14.8% (or 13.3% excluding Modification Expense of $2.1 million) for the three months ended June 30, 2017.

Transaction-related costs. Transaction-related costs for the three months ended June 30, 2017 were $0.7 million associated with our 2017 debt refinancing.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2018 was $9.8 million, compared to $9.4 million for the three months ended June 30, 2017. As a percentage of net patient service operating revenues, depreciation and amortization expense was 4.8% for the three months ended June 30, 2018 compared to 5.3% for the three months ended June 30, 2017.

Certain legal and other matters. Certain legal and other matter costs for the three months ended June 30, 2018 were $32.5 million, compared to $4.3 million for the three months ended June 30, 2017. The three months ended June 30, 2018 include $29.6 million related to the United litigation settlement. See “—Components of Operations—Certain legal and other matters.”

Operating (Loss) Income

Operating (loss) income for the three months ended June 30, 2018 was $(4.3) million, a decrease of $22.6 million, from $18.3 million for the three months ended June 30, 2017. The decrease was primarily due to the $29.6 million United litigation settlement described above under “—Certain legal and other matters,” offset by the factors described above under “—Net patient service operating revenues.” As a percentage of net patient service operating revenues, operating income was 2.1% (or 12.3% excluding the impact of the United litigation settlement) for the three months ended June 30, 2018 compared to 10.3% for the three months ended June 30, 2017, reflecting the factors described above.

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

Change in fair value of income tax receivable agreement. Changes in fair value of income tax receivable agreement for the three months ended June 30, 2018 and 2017 was $1.7 million and $(2.6) million, respectively.

Income tax benefit.  The benefit for income taxes for the three months ended June 30, 2018 and June 30, 2017 represented an effective tax rate of 21.7% and (23.2)%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the three months ended June 30, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes, and other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2018 was $15.3 million, representing an increase of $0.4 million, or 3.0% from $14.8 million for the three months ended June 30, 2017. The increase was primarily due to increased profitability in our joint ventures for the reasons described above.

Three Months Ended March 31, 2018 Compared With the Three Months Ended March 31, 2017
The following table summarizes our results of operations for the periods indicated.

	Three Months Ended March 31,		Increase (Decrease)
	2018	2017		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$186,299	$178,249	$8,050	4.5%
Provision for uncollectible accounts	—	(1,955)	1,955	NM
Net patient service operating revenues	186,299	176,294	10,005	5.7%
Operating expenses:
Patient care costs	134,077	120,301	13,776	11.5%
General and administrative	25,067	31,309	(6,242)	(19.9)%
Transaction-related costs	856	—	856	NM
Depreciation and amortization	9,623	9,074	549	6.1%
Certain legal and other matters	4,103	3,936	167	4.2%
Total operating expenses	173,726	164,620	9,106	5.5%
Operating income	12,573	11,674	899	7.7%
Interest expense, net	(7,457)	(7,609)	152	2.0%
Change in fair value of income tax receivable agreement	(1,021)	4,517	(5,538)	(122.6)%
Income before income taxes	4,095	8,582	(4,487)	(52.3)%
Income tax benefit	(3,069)	(3,180)	111	NM
Net income	7,164	11,762	(4,598)	(39.1)%
Less: Net income attributable to noncontrolling interests	(10,966)	(13,884)	2,918	21.0%
Net loss attributable to American Renal Associates Holdings, Inc.	$(3,802)	$(2,122)	$(1,680)	(79.2)%
_____________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Net patient service operating revenues. Net patient service operating revenues for the three months ended March 31, 2018 were $186.3 million, an increase of $10.0 million, or 5.7%, from $176.3 million for the three months ended March 31, 2017, which was primarily due to an increase of 5.2% in the number of dialysis treatments and reimbursement of calcimimetic pharmaceuticals under the Medicare ESRD PPS TDAPA program, which became effective January 1, 2018, partially offset by adverse changes in commercial treatment mix and rates. As a source of payments of revenue by payor type, government-based and other payors accounted for 70% and 66%, respectively, of our revenues for the three months ended March 31, 2018 and 2017. Net patient service operating revenues per treatment for the three months ended March 31, 2018 were $333, compared with $332 for the three months ended March 31, 2017, an increase of 1.4%, primarily due to the reimbursement of calcimimetic drugs under the TDAPA program.

Non-acquired treatment growth was 4.2% and acquired treatment growth was 1.0%.

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2018 were $134.1 million, an increase of $13.8 million, or 11.5%, from $120.3 million for the three months ended March 31, 2017, which was primarily due to a 5.2% increase in the number of treatments and an increase in supply expense in connection with the TDAPA program referenced above. Patient care costs per treatment for the three months ended March 31, 2018 were $240, compared to $226 for the three months ended March 31, 2017. Patient care costs per treatment excluding the Modification Expense were $223 for the three months ended March 31, 2017.

As a percentage of net patient service operating revenues, patient care costs were 72.0% for the three months ended March 31, 2018, compared to 68.2% (or 67.3% excluding Modification Expense of $1.7 million) for the three months ended March 31, 2017.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2018 were $25.1 million, a decrease of $6.2 million, or 19.9%, from $31.3 million for the three months ended March 31, 2017. The decrease was primarily due to $7.4 million in Modification Expense incurred in 2017. General and administrative expenses per treatment for the three months ended March 31, 2018 were $45, compared to $59 for the three months ended March 31, 2017. General and administrative expenses per treatment excluding the Modification Expense were $45 for the three months ended March 31, 2017.

As a percentage of net patient service operating revenues, general and administrative expenses were 13.5% for the three months ended March 31, 2018, compared to 17.8% (or 13.6% excluding the Modification Expense) for the three months ended March 31, 2017.

Transaction-related costs. Transaction-related costs for the three months ended March 31, 2018 were $0.9 million. These costs represent costs associated with our registration statement on Form S-3 and the withdrawn secondary offering.  They include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2018 was $9.6 million, compared to $9.1 million for the three months ended March 31, 2017. As a percentage of net patient service operating revenues, depreciation and amortization expense was 5.2% for the three months ended March 31, 2018, compared to 5.1% for the three months ended March 31, 2017.

Certain legal and other matters. Certain legal and other matter costs for the three months ended March 31, 2018 were $4.1 million, compared to $3.9 million for the three months ended March 31, 2017. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended March 31, 2018 was $12.6 million, an increase of $0.9 million, or 7.7%, from $11.7 million for the three months ended March 31, 2017. The increase was primarily due to the factors described above under “—Net Patient Service Operating Revenues.” As a percentage of net patient service operating revenues, operating income was 6.7% for the three months ended March 31, 2018 compared to 6.6% for the three months ended March 31, 2017, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2018 was $7.5 million, compared to $7.6 million for the three months ended March 31, 2017, a decrease of 2.0%, primarily due to our debt refinancing in June 2017, partially offset by an increase in third-party clinic debt, including the Assigned Clinic Loans, as well as rising interest rates.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended March 31, 2018 and 2017 was $(1.0) million and $4.5 million, respectively.

Income tax benefit.  The benefit for income taxes for the three months ended March 31, 2018 and March 31, 2017 represented an effective tax rate of (74.9)% and (37.1)%, respectively. The variation from the statutory federal rate of 21% and

35% on our share of pre-tax income during the three months ended March 31, 2018 and 2017, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes, and other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2018 was $11.0 million, representing an increase of $2.9 million, or 21.0%, from $13.9 million for the three months ended March 31, 2017. The increase was primarily due to increased profitability in our joint ventures for the reasons described above.

Three Months Ended September 30, 2017 Compared With the Three Months Ended September 30, 2016

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended September 30,		Increase (Decrease)
	2017	2016		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$190,670	$195,103	$(4,433)	(2.3)%
Provision for uncollectible accounts	(2,752)	(2,964)	212	7.2%
Net patient service operating revenues	187,918	192,139	(4,221)	(2.2)%
Operating expenses:
Patient care costs	119,739	116,115	3,624	3.1%
General and administrative	22,036	33,354	(11,318)	(33.9)%
Depreciation and amortization	9,438	8,687	751	8.6%
Certain legal and other matters	3,481	4,042	(561)	(13.9)%
Total operating expenses	154,694	162,198	(7,504)	(4.6)%
Operating income	33,224	29,941	3,283	11.0%
Interest expense, net	(7,255)	(7,372)	117	1.6%
Change in fair value of income tax receivable agreement	3,585	12,565	(8,980)	(71.5)%
Income before income taxes	29,554	35,134	(5,580)	(15.9)%
Income tax expense (benefit)	3,763	(983)	4,746	NM
Net income	25,791	36,117	(10,326)	(28.6)%
Less: Net income attributable to noncontrolling interests	(18,295)	(23,345)	5,050	21.6%
Net income attributable to American Renal Associates Holdings, Inc.	$7,496	$12,772	$(5,276)	(41.3)%
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended September 30, 2017 were $190.7 million, a decrease of $4.4 million, or 2.3%, from $195.1 million for the three months ended September 30, 2016, which was primarily due to adverse changes in commercial treatment mix and rates, partially offset by an increase of 6.8% in the number of dialysis treatments. As a source of revenue by payor type, government-based and other payors accounted for 65% and 56%, respectively, of our revenues for the three months ended September 30, 2017 and 2016. Patient service operating revenues per treatment for the three months ended September 30, 2017 were $346 compared with $378 for the three months ended September 30, 2016.

The increase in treatments resulted from non-acquired treatment growth from existing clinics and de novo clinics. Patient service operating revenues relating to start-up clinics for the three months ended September 30, 2017 were $0.6 million compared to $3.3 million for the three months ended September 30, 2016, a decrease of $2.7 million due to the timing of opening and certification of de novo clinics, as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.”

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended September 30, 2017 was $2.8 million, or 1.4% of patient service operating revenues, as compared to $3.0 million, or 1.5% of patient service operating revenues, for the same period in 2016. The increase was primarily due to an increase in the patient self-pay payor mix.

Operating Expenses

Patient care costs. Patient care costs for the three months ended September 30, 2017 were $119.7 million, an increase of $3.6 million, or 3.1%, from $116.1 million for the three months ended September 30, 2016, which was primarily due to a 6.8% increase in the number of treatments and an increase in supply expense, offset by improvements in labor productivity. Patient care costs per treatment for the three months ended September 30, 2017 were $217, compared to $225 for the three months ended September 30, 2016. Patient care costs per treatment excluding the Modification Expense were $221 for the three months ended September 30, 2016.

As a percentage of net patient service operating revenues, patient care costs were 63.7% for the three months ended September 30, 2017 compared to 60.4% (or 59.4% excluding Modification Expense of $1.9 million) for the three months ended September 30, 2016.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2017 were $22.0 million, a decrease of $11.3 million, or 33.9%, from $33.4 million for the three months ended September 30, 2016. The decrease was primarily due to $10.3 million in Modification Expense incurred in 2016. General and administrative expenses per treatment for the three months ended September 30, 2017 were $40, compared to $65 for the three months ended September 30, 2016.  General and administrative expenses per treatment excluding the Modification Expense were $44 for the three months ended September 30, 2016.

As a percentage of net patient service operating revenues, general and administrative expenses were 11.9% for the three months ended September 30, 2017 compared to 17.4% (or 12.0% excluding the Modification Expense) for the three months ended September 30, 2016.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2017 was $9.4 million, compared to $8.7 million for the three months ended September 30, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was 5.0% for the three months ended September 30, 2017 compared to 4.5% for the three months ended September 30, 2016.

Certain legal and other matters. Certain legal and other matter costs for the three months ended September 30, 2017 was $3.5 million, compared to $4.0 million for the three months ended September 30, 2016. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended September 30, 2017 was $33.2 million, an increase of $3.3 million, or 11.0%, from $29.9 million for the three months ended September 30, 2016. The increase was primarily due to the factors described above under “—Net Patient Service Operating Revenues” and “—Operating Expenses,” partially offset by the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates were not keeping pace with annual increases to our operating costs. For the three months ended September 30, 2017 and 2016, start-up clinics reduced operating income by $1.5 million and $4.2 million, respectively, a decrease of $2.7 million reflecting the timing of opening and certification of de novo clinics each year as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.” As a percentage of net patient service operating revenues, operating income was 17.7% for the three months ended September 30, 2017 compared to 15.6% for the three months ended September 30, 2016, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended September 30, 2017 was $7.3 million, and for the three months ended September 30, 2016 was $7.4 million, a decrease of 1.6%, primarily due to our debt refinancing in April 2016, offset by an increase in third-party clinic debt, including the Assigned Clinic Loans, as well as rising interest rates.

Change in fair value of income tax receivable agreement . Change in fair value of income tax receivable agreement for the three months ended September 30, 2017 and 2016 was $3.6 million and $12.6 million, respectively.

Income tax expense (benefit).  The provision (benefit) for income taxes for the three months ended September 30, 2017 and September 30, 2016 represented an effective tax rate of 12.7% and (2.8)%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended September 30, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2017 was $18.3 million, representing a decrease of $5.1 million, or 21.6%, from $23.3 million for the three months ended September 30, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

Three Months Ended June 30, 2017 Compared With the Three Months Ended June 30, 2016

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended June 30,		Increase (Decrease)
	2017	2016		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$177,890	$197,752	$(19,862)	(10.0)%
Provision for uncollectible accounts	(431)	(1,596)	1,165	73.0%
Net patient service operating revenues	177,459	196,156	(18,697)	(9.5)%
Operating expenses:
Patient care costs	118,568	109,779	8,789	8.0%
General and administrative	26,218	32,039	(5,821)	(18.2)%
Transaction-related costs	717	2,215	(1,498)	NM
Depreciation and amortization	9,382	8,252	1,130	13.7%
Certain legal and other matters	4,297	—	4,297	NM
Total operating expenses	159,182	152,285	6,897	4.5%
Operating income	18,277	43,871	(25,594)	(58.3)%
Interest expense, net	(7,188)	(8,951)	1,763	19.7%
Loss on early extinguishment of debt	(526)	(4,708)	4,182	88.8%
Change in fair value of income tax receivable agreement	(2,641)	(7,835)	5,194	NM
Income before income taxes	7,922	22,377	(14,455)	(64.6)%
Income tax (benefit) expense	(1,837)	1,208	(3,045)	NM
Net income	9,759	21,169	(11,410)	(53.9)%
Less: Net income attributable to noncontrolling interests	(14,832)	(28,242)	13,410	47.5%
Net loss attributable to American Renal Associates Holdings, Inc.	$(5,073)	$(7,073)	$2,000	NM
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended June 30, 2017 were $177.9 million, an increase of $19.9 million, or 10.0%, from $197.8 million for the three months ended June 30, 2016, which was primarily due to an increase of 8.9% in the number of dialysis treatments partially offset by adverse changes in commercial treatment mix and rates. As a source of revenue by payor type, government-based and other payors accounted for 66% and

56%, respectively, of our revenues for the three months ended June 30, 2017 and 2016. Patient service operating revenues per treatment for the three months ended June 30, 2017 were $328, compared with $397 for the three months ended June 30, 2016.

Non-acquired treatment growth was 8.6% from existing clinics and de novo clinics.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended June 30, 2017 was $0.4 million, or 0.2% of net patient service operating revenues, as compared to $1.6 million, or 0.8% of net patient service operating revenues, for the same period in 2016. The decrease was primarily due to a decrease in the patient self-pay payor mix.

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2017 were $118.6 million, an increase of $8.8 million, or 8.0%, from $109.8 million for the three months ended June 30, 2016, which was primarily due to a 8.9% increase in the number of treatments. Patient care costs per treatment for the three months ended June 30, 2017 were $218, compared to $220 for the three months ended June 30, 2016. Patient care costs per treatment excluding the Modification Expense were $217 for each of the three months ended June 30, 2017 and 2016.

As a percentage of net patient service operating revenues, patient care costs were 66.8% (or 66.4% excluding Modification Expense of $0.5 million) for the three months ended June 30, 2017, compared to 56.0% (or 55.2% excluding Modification Expense of $1.4 million) for the three months ended June 30, 2016.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2017 were $26.2 million, a decrease of $5.8 million, or 18.2%, from $32.0 million for the three months ended June 30, 2016, which was primarily due to a $5.9 million decrease in Modification Expense. General and administrative expenses per treatment for the three months ended June 30, 2017 were $48, compared to $64 for the three months ended June 30, 2016. General and administrative expenses per treatment excluding the Modification Expense were $43 for the three months ended June 30, 2017, compared to $48 for the three months ended June 30, 2016.

As a percentage of net patient service operating revenues, general and administrative expenses were 14.8% (or 13.3% excluding Modification Expense of $2.1 million) for the three months ended June 30, 2017, compared to 16.3% (or 12.1% excluding Modification Expense of $8.0 million) for the three months ended June 30, 2016.

Transaction-related costs. Transaction-related costs for the three months ended June 30, 2017 were $0.7 million associated with our June 2017 debt refinancing. Transaction-related costs for the three months ended June 30, 2016 were $2.2 million associated with our April 2016 debt refinancing and other transactions associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2017 was $9.4 million, compared to $8.3 million for the three months ended June 30, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was 5.3% for the three months ended June 30, 2017 compared to 4.2% for the three months ended June 30, 2016.

Certain legal and other matters. Certain legal and other matter costs for the three months ended June 30, 2017 was $4.3 million. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended June 30, 2017 was $18.3 million, a decrease of $25.6 million, or 58.3%, from $43.9 million for the three months ended June 30, 2016. The decrease was primarily due to the factors described above under “—Net Patient Service Operating Revenues” and “—Operating Expenses,” and includes the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates were not keeping pace with annual increases to our operating costs. In addition, for the three months ended June 30, 2017 and 2016, start-up clinics reduced operating income by $1.6 million and $3.1 million, respectively, a decrease of $1.5 million reflecting the timing of opening and certification of de novo clinics each year as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.” As a percentage of net patient service operating revenues, operating income was 10.3% for the three months ended June 30, 2017, compared to 22.4% for the three months ended June 30, 2016, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended June 30, 2017 was $7.2 million, and for the three months ended June 30, 2016 was $8.9 million, a decrease of 19.7%, primarily due to our debt refinancing in April 2016, offset by an increase in third-party clinic debt, including the Assigned Clinic Loans, as well as rising interest rates.

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

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended June 30, 2017 and 2016 was $2.6 million and $7.8 million, respectively.

Income tax (benefit) expense.  The (benefit) provision for income taxes for the three months ended June 30, 2017 and June 30, 2016 represented an effective tax rate of (23.2)% and 5.4%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended June 30, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2017 was $14.8 million, representing a decrease of $13.4 million, or 47.5%, from $28.2 million for the three months ended June 30, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

Three Months Ended March 31, 2017 Compared With the Three Months Ended March 31, 2016

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended March 31,		Increase (Decrease)
	2017	2016		Percentage
(in thousands)	(restated)	(restated)	Amount	Change
Patient service operating revenues	$178,249	$184,834	$(6,585)	(3.6)%
Provision for uncollectible accounts	(1,955)	(1,283)	(672)	(52.4)%
Net patient service operating revenues	176,294	183,551	(7,257)	(4.0)%
Operating expenses:
Patient care costs	120,301	105,455	14,846	14.1%
General and administrative	31,309	21,643	9,666	44.7%
Transaction-related costs	—	24	(24)	NM
Depreciation and amortization	9,074	7,677	1,397	18.2%
Certain legal and other matters	3,936	—	3,936	NM
Total operating expenses	164,620	134,799	29,821	22.1%
Operating income	11,674	48,752	(37,078)	(76.1)%
Interest expense, net	(7,609)	(12,263)	4,654	38.0%
Change in fair value of income tax receivable agreement	4,517	—	4,517	NM
Income before income taxes	8,582	36,489	(27,907)	(76.5)%
Income tax (benefit) expense	(3,180)	4,499	(7,679)	NM
Net income	11,762	31,990	(20,228)	(63.2)%
Less: Net income attributable to noncontrolling interests	(13,884)	(25,469)	11,585	45.5%
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(2,122)	$6,521	$(8,643)	NM
___________________
NM – Not Meaningful

Net Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended March 31, 2017 were $178.2 million, an increase of $6.6 million, or 3.6%, from $184.8 million for the three months ended March 31, 2016, which was primarily due to an increase of 10.1% in the number of dialysis treatments. As a source of revenue by payor type, government-based and other payors accounted for 66% and 58%, respectively, of our revenues for the three months ended March 31, 2017 and 2016. Patient service operating revenues per treatment for the three months ended March 31, 2017 were $336, compared with $383 for the three months ended March 31, 2016.

Non-acquired treatment growth was 9.2% from existing clinics and de novo clinics.

Provision for uncollectible accounts. Provision for uncollectible accounts for the three months ended March 31, 2017 was $2.0 million, or 1.1% of net patient service operating revenues, as compared to $1.3 million, or 0.7% of net patient service operating revenues, for the same period in 2016. The increase was primarily due to an increase in the patient self-pay payor mix.

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2017 were $120.3 million, an increase of$14.8 million, or 14.1%, from $105.5 million for the three months ended March 31, 2016, which was primarily due to a 10.1% increase in the number of treatments, $1.7 million of Modification Expense described above and increases in start-up clinic expenses related to our de novo development program, including expenses incurred due to delays in certifications. Patient care costs per treatment for the three months ended March 31, 2017 were $226, compared to $218 for the three months ended March

31, 2016. Patient care costs per treatment excluding the Modification Expense were $223 for the three months ended March 31, 2017.

As a percentage of net patient service operating revenues, patient care costs were 68.2% (or 67.3% excluding the Modification Expense) for the three months ended March 31, 2017, compared to 57.5% for the three months ended March 31, 2016.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2017 were $31.3 million, an increase of $9.7 million, or 44.7%, from $21.6 million for the three months ended March 31, 2016, primarily due to corporate costs associated with becoming a public company, including $7.4 million of Modification Expense described above, an increase in the number of treatments and increased legal costs in addition to the legal costs relating to certain legal and other matters described below. General and administrative expenses per treatment for the three months ended March 31, 2017 were $59, compared to $45 for the three months ended March 31, 2016. General and administrative expenses per treatment excluding the Modification Expense were $45 for the three months ended March 31, 2017.

As a percentage of net patient service operating revenues, general and administrative expenses were 17.8% (or 13.6% excluding the Modification Expense) for the three months ended March 31, 2017, compared to 11.8% for the three months ended March 31, 2016.

Transaction-related costs. Transaction-related costs for the three months ended March 31, 2016 were costs associated with our IPO.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2017 was $9.1 million, compared to $7.7 million for the three months ended March 31, 2016. As a percentage of net patient service operating revenues, depreciation and amortization expense was 5.1% for the three months ended March 31, 2017 compared to 4.2% for the three months ended March 31, 2016.

Certain legal and other matters. Certain legal and other matter costs for the three months ended March 31, 2017 was $3.9 million. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended March 31, 2017 was $11.7 million, a decrease of $37.1 million, or 76.1%, from $48.8 million for the three months ended March 31, 2016. The decrease was primarily due to the factors described above under “—Operating Expenses,” and includes the impact of the rebasing reimbursement environment for Medicare, in which Medicare rate updates were not keeping pace with annual increases to our operating costs. As a percentage of net patient service operating revenues, operating income was 6.6% for the three months ended March 31, 2017, compared to 26.6% for the three months ended March 31, 2016, reflecting the factors described above. Excluding the impact of the Modification Expense of $9.1 million, operating income was 11.8% as a percentage of net patient service operating revenues for the three months ended March 31, 2017.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2017 was $7.6 million, and for the three months ended March 31, 2016 was $12.3 million, a decrease of 38.0% primarily due to our debt refinancing in April 2016, offset by an increase in third party clinic debt, including the Assigned Clinic Loans, as well as rising interest rates.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended March 31, 2017 was $4.5 million.

Income tax expense (benefit). The provision (benefit) for income taxes for the three months ended March 31, 2017 and March 31, 2016 represented an effective tax rate of (37.1)% and 12.3%, respectively. The variation from the statutory federal rate of 35% on our share of pre-tax income during the three months ended March 31, 2017 and 2016 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model and the change in fair value of the TRA liability, which is not deductible for income tax purposes.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2017 was $13.9 million, representing a decrease of $11.6 million, or 45.5%, from $25.5 million for the three months ended March 31, 2016. The decrease was primarily due to reduced profitability in our joint ventures due to the factors described above.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated from our operations, short-term borrowings under our revolving credit facility and borrowings of long-term debt. Our principal needs for liquidity are to pay our operating expenses, to fund the development and acquisition of new clinics, to fund capital expenditures, to service our debt and to fund purchases of equity held by our nephrologist partners. A significant portion of our cash flows is used to make distributions to the noncontrolling equity interests held by our nephrologist partners in our joint venture clinics. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without adjusting for the effect of noncontrolling interests.

In addition to our typical requirements for operating capital and capital expenditures, in the period subsequent to December 31, 2018, our expenses for professional accounting, consulting and legal fees have significantly increased as a result of the Restatement, the SEC Investigation, private litigation, the amendment of our Credit Agreement (as defined below) and our third-party clinic-level debt resulting from the Restatement and in-process remediation of material weaknesses in our internal control over financial reporting. For the year ended December 31, 2018, we incurred $0.4 million in professional accounting, consulting and legal fees related to these matters. For the six months ended June 30, 2019, we incurred approximately $16 million in similar fees, and we believe it likely that we will continue to incur substantial fees in 2019 for these services in connection with our financial statement preparation, defense of the private litigation, cooperation with the SEC Investigation and other matters. The time and expense of the Restatement have caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2018	2017	2016
		(restated)	(restated)
Net cash provided by operating activities	$106,404	$128,548	$172,206
Net cash used in investing activities	(42,846)	(35,303)	(65,939)
Net cash used in financing activities	(79,869)	(122,539)	(96,344)
Net (decrease) increase in cash and restricted cash	$(16,311)	$(29,294)	$9,923

Cash Flows from Operations

Net cash provided by operating activities for the year ended December 31, 2018 was $106.4 million, compared to $128.5 million for the same period in 2017, a decrease of $22.1 million, or 17.2%, primarily attributable to the $10.0 million installment payment related to the United litigation settlement and to a decrease in net income adjusted for non-cash expenses and the timing of working capital fluctuations.

Net cash provided by operating activities in 2017 was $128.5 million compared to $172.2 million in 2016, a decrease of $43.7 million, or 25.4%, primarily attributable to a decrease in net income adjusted for non-cash expenses and the timing of working capital fluctuations.

Days sales outstanding (“DSO”) were as follows:

	DSO	DSO
As of Date	As Reported	As Restated
March 31, 2016	40	59
June 30, 2016	37	61
September 30, 2016	37	62
December 31, 2016	37	61
March 31, 2017	39	64
June 30, 2017	38	60
September 30, 2017	39	59
December 31, 2017	37	55
March 31, 2018	40	53
June 30, 2018	38	46
September 30, 2018	40	44

DSO was 45 days as of December 31, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 was $42.8 million, compared to $35.3 million for the same period in 2017, an increase of $7.5 million, or 21.4%, due to fluctuations in the timing of our de novo clinic openings.

Net cash used in investing activities in 2017 was $35.3 million, compared to $65.9 million in 2016, a decrease of $30.6 million, or 46.5%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2018 was $79.9 million compared to $122.5 million for the same period in 2017, a decrease of $42.7 million, or 34.8%, due to our debt refinancing in 2017. Our distributions to our partners were $71.0 million for the year ended December 31, 2018, compared to $79.5 million for the same period in 2017. Additionally, our purchases of noncontrolling interests in existing clinics were $9.1 million for the year ended December 31, 2018, compared to $29.5 million for the same period in 2017.

Net cash used in financing activities in 2017 was $122.5 million compared to $96.3 million in 2016, an increase of $26.2 million, or 27.2%. Our distributions to our partners were $79.5 million for the year ended December 31, 2017 compared to $94.5 million for the same period in 2016. Additionally, our purchases of noncontrolling interests in existing clinics were $29.5 million for the year ended December 31, 2017, compared to $8.4 million for the same period in 2016. Proceeds from the issuance of common stock sold in our IPO, net of underwriting discounts and offering expenses, was $175.3 million in 2016. Net cash paid due to debt refinancing was $63.7 million for the year ended December 31, 2017, compared to $216.6 million for the year ended December 31, 2016.

The following table displays certain factors impacting cash from financing activities during the year ended 2018, 2017 and 2016:

	Year Ended December 31,
(in thousands)	2018	2017	2016
		(restated)	(restated)
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	$—	$—	$175,254
Dividends and dividend equivalents paid	(332)	(8,729)	(30,241)
Proceeds from term loans, net of deferred financing costs	82,389	49,921	70,590
Net cash paid on long-term debt	(90,428)	(63,681)	(216,593)
Distributions to noncontrolling interests	(70,960)	(79,478)	(94,468)
Purchases of noncontrolling interests	(9,066)	(29,540)	(8,397)

Capital Expenditures

For the years ended December 31, 2018, 2017 and 2016, we made capital expenditures of $45.0 million, $36.1 million and $61.4 million, respectively, of which $33.3 million, $29.7 million and $48.4 million, respectively, were development capital expenditures primarily incurred in connection with de novo clinic development and clinic expansions and $11.7 million, $6.4 million and $13.0 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2019, we expect to spend approximately 2% to 2.5% of total annual net patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual net patient service operating revenues on other capital expenditures.

Debt Facilities

As of December 31, 2018, we had outstanding $568.4 million in aggregate principal amount of indebtedness, with an additional $94.5 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) and no outstanding letters of credit. Our outstanding indebtedness included $433.4 million of term B loans under our 2017 Credit Agreement, $5.5 million of borrowings under our 2017 Revolving Credit Facility, and $2.0 million of other corporate debt as of December 31, 2018. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)) totaling $115.7 million as of December 31, 2018 with maturities ranging from February 2019 to June 2026 and interest rates ranging from 3.31% to 7.98%, and $6.7 million of capital lease obligations. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $5.1 million as of December 31, 2018 with maturities ranging from February 2019 to July 2020 and interest rates ranging from 4.25% to 8.08%.  See “Note 15 - Debt” of the notes to the consolidated financial statements for further information about our debt and “Note 4 - Initial Public Offering” and “Note 20 - Related Party Transactions” of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

On June 22, 2017, ARH and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement (the “Credit Agreement”) to refinance the credit facilities under ARH’s then existing prior first lien credit agreement. The Credit Agreement was amended on April 26, 2019 (as amended, the “2017 Credit Agreement”) as discussed below. The 2017 Credit Agreement provides for (i) a $100 million senior secured revolving credit facility (the “2017 Revolving Credit Facility”) and (ii) a $440 million senior secured term B loan facility (the “2017 Term B Loan Facility” and, together with the 2017 Revolving Credit Facility, the “2017 Facilities”). In addition, the 2017 Credit Agreement includes a feature under which maximum borrowings under the 2017 Facilities may be increased by an amount in the aggregate equal to the sum of (i) the greater of $125 million and 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus (ii) an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase.

On June 22, 2017, ARH borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay outstanding balances under the then existing prior first lien credit agreement and the payment of customary fees and expenses incurred in connection with the foregoing.

On April 26, 2019, ARH entered into an amendment (the “Amendment”) to the 2017 Credit Agreement, waiving certain actual or potential defaults and amending certain covenants and other provisions. Among other things, the waiver addressed actual or potential defaults that may have resulted from our failure to (i) satisfy the maximum consolidated net leverage ratio when required, and (ii) deliver when required certain financial information for the fiscal years ended December

31, 2017 and December 31, 2018 and for the fiscal quarters ended June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019 and June 30, 2019, in each case prepared in accordance with GAAP. In connection with the Amendment, we paid fees of $6.0 million including a consent fee of $5.2 million during the quarter ended June 30, 2019 and agreed to increase the interest rate on borrowings under the 2017 Credit Agreement.

The 2017 Revolving Credit Facility is scheduled to mature in June 2022 and the 2017 Term B Loan Facility is scheduled to mature in June 2024. The principal amount of the term B loans under the 2017 Term B Loan Facility (“term B loan”) amortize in equal quarterly installments in an aggregate annual amount of (i) 1.00% of the original principal amount of such term B loans through December 31, 2019 and (ii) 2.00% thereafter. The maturity dates under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility are subject to extension with lender consent according to the terms of the 2017 Credit Agreement. The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments.

For the period from April 26, 2019 until the date on which ARH has, following the filing of this Form 10-K, delivered the consolidated financial statements for the fiscal quarter ended March 31, 2019 and no default under the 2017 Credit Agreement is continuing (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans will be 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of December 31, 2018, the interest payable quarterly was 5.77%.

For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%, instead of pricing each such margin off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility will bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $5.5 million of borrowings outstanding under the 2017 Revolving Credit Facility as of December 31, 2018. As of December 31, 2018, these borrowings had an interest rate of 4.86%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries and, as of December 31, 2018, was 0.50%. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility will be 0.50% without regard to the consolidated net leverage ratio. In addition, until the Covenant Reversion Date, ARH will not be permitted to incur revolving credit loans or swing line loans or have letters of credit issued if, after giving effect to the incurrence or issuance, our cash and cash equivalents would exceed $75 million.

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As a result of the Restatement and related matters, as of December 31, 2018, ARH was not in compliance with all of these covenants, which non-compliance was waived for the period specified in the Amendment. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of December 31, 2018, we were in compliance with the applicable consolidated net leverage ratio.

In addition, the Amendment added a new event of default in the event it is determined that ARH failed to satisfy the maximum consolidated net leverage ratio at the time of borrowing under the 2017 Revolving Credit Facility or when required on or after the last day of the fiscal year ended December 31, 2018 or the fiscal quarter ended March 31, 2019.

The Amendment also waived any default or events of default that may have resulted from ARH underpaying any interest payments or letter of credit fees based on the application of a lower applicable rate due to the delivery, prior to the effective date of the Amendment, of inaccurate financial statements if such inaccuracy arose out of the Inaccurate Matters (as defined below). However, ARH will be required to pay any accrued interest and letter of credit fees that are ultimately determined to have been payable but for such lower applicable rate. The Amendment waived inaccuracies of certain representations and warranties previously made to the extent that the inaccuracies were a result of (i) inaccuracies or errors in financial reporting, accounting and related metrics described in the Current Report on Form 8-K filed by ARAH with the Securities and Exchange Commission on March 27, 2019 (the “March 27 Form 8-K”) or otherwise identified pursuant to, or as a result of, the review of the audit committee of the board of directors of ARAH described in the March 27 Form 8-K, and (ii) any weaknesses in internal control over financial reporting related to the foregoing (together, the “Inaccurate Matters”).

The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and our material weaknesses, we failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. We obtained individual waivers or forbearances for the Assigned Clinic Loans and from substantially all of our third-party clinic lenders, and continue to seek waivers or forbearances from the remaining lenders. The total balance of clinic-level debt as of December 31, 2018 for which we have not obtained waivers through the date of issuance of these consolidated financial statements amounts to approximately $4.2 million, of which the long-term portion of the balance at both March 31, 2019 and June 30, 2019 will be reclassified to Current portion of long-term debt.

Tax Cuts and Jobs Act

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law. Also on December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118 to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. SAB 118 provides for a measurement period of up to one year from the date of enactment. During the measurement period, a company is required to reflect adjustments to any provisional amounts if it obtains, prepares or analyzes additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. As of December 31, 2018, we have completed our analysis of the Tax Act. Income tax expense for the year ending December 31, 2017, included a provisional amount of $1.5 million tax benefit related to the federal rate change. During 2018, this amount was finalized, and no further adjustments were made.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of December 31, 2018 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
Third-party clinic-level debt	$120,792	$37,737	$51,375	$23,575	$8,105
2017 Credit Agreement loans(1)	438,900	4,400	8,800	14,300	411,400
Other corporate debt	2,040	583	1,240	217	—
Operating leases(2)	184,552	29,774	54,082	42,786	57,910
Capital leases	10,945	876	1,870	1,913	6,286
Interest payments(3)	151,488	30,883	56,545	51,784	12,276
Purchase obligations(4)	139,625	57,000	56,525	26,100	—
Total	$1,048,342	$161,253	$230,437	$160,675	$495,977

(1)
Includes the Term B Loan Facility with total borrowings of $433.4 million, which bears interest at a variable rate, with principal payments of $1.1 million and interest payments due quarterly, and the Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $5.5 million.

(2)	Net of estimated sublease proceeds of approximately $1.5 million per year from 2019 through 2022 and approximately $4.3 million in the aggregate thereafter.

(3)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of December 31, 2018.

(4)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee. In addition to the amounts above, we entered into a purchase agreement in March 2019 with a supplier for an amount of approximately $105 million in years 2019 through 2022.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”). Additionally, we have certain put agreements that are exercisable upon the occurrence of certain events (“event-based puts”) including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the year ended December 31, 2018. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 13 - Noncontrolling Interests Subject to Put Provisions” in the notes to the consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligations as of December 31, 2018.

Noncontrolling interest subject to put provisions	As of December 31, 2018
(dollars in thousands)
Time-based puts	$101,115
Event-based puts	27,984
Total Obligation	$129,099

As of December 31, 2018, $41.8 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of December 31, 2018 and reflects the payments that would be made, assuming (a) all vested puts as of December 31, 2018 were exercised on January 1, 2019 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands)	Amount
Year	Exercisable
2019	$54,924
2020	20,213
2021	10,848
2022	8,451
2023	2,900
Thereafter	3,779
Total	$101,115

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by nephrologist partners which, if successful, could cause an increase to the amount we owe. As of December 31, 2018, we had recorded liabilities of approximately $101.1 million for all existing time-based puts, of which we have estimated approximately $11.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The nephrologist partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options.  Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.3 million in the aggregate, to option holders, and, in the case of some performance and market options, as of December 31, 2018 a future payment will be due upon vesting totaling $1.4 million.

In connection with the Term Loan Holdings Distribution, as described in “Note 4 - Initial Public Offering” of the notes to the consolidated financial statements, we also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2.5 million, all of which were paid to vested option holders as of December 31, 2018.

In March 2013, we declared and paid a dividend to holders of our common stock equal to $7.90 per share.  In connection with the dividend, all employees with outstanding 2010 Stock Incentive Plan options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which becomes due upon vesting, of $2.6 million, all of which were paid to vested option holders as of December 31, 2018.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2018 is estimated to be $10.0 million as of December 31, 2018.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Statement of Operations for the year ended December 31, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018 and the second installment in the amount of $8.0 million on August 1, 2019, and expect to pay $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. As of December 31, 2018, $7.6 million is classified as Accrued expenses and other current liabilities and $12.0 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
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

Net Patient Service Operating Revenues and Accounts Receivable

The major component of our revenues is derived from dialysis treatments and related services. Sources of payment of patient service operating revenues are principally government-based programs, including Medicare, Medicaid and state workers’ compensation programs, commercial insurance payors and other sources such as the VA, hospitals as well as patient self-pay. Net patient service operating revenues are reported at the amounts that reflect the consideration to which we expect to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed, and payment is due upon receipt.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is defined as the unit of account under ASC 606, Revenue from Contracts with Customers. We have determined that one performance obligation exists, a single dialysis treatment, which is satisfied over time as a dialysis treatment is provided. While we provide patients with other related services, they are considered a bundle of interrelated services with dialysis treatment as the primary service. Revenue is measured using the output method, which is based upon the delivery of a dialysis treatment to the patient. We believe that this method reflects the satisfaction of the performance obligation. All performance obligations are satisfied at the end of each reporting period.

We maintain a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, we determine the transaction price based on usual and customary rates for services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with our policy, and/or implicit price concessions. We determine our estimate of implicit price concessions based on our historical collection experience with each payor and where no prior experience exists, we consider information from the patient’s health plan. We determine our estimate of implicit price concessions based on our historical collection experience with each payor. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, we consider previous payment history when recording a reserve, generally at the patient level, that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.

There are significant challenges associated with estimating revenue, with certain transactions taking several years to resolve. Estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as other issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period.

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing dialysis treatments and related services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and our historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty periods end and as adjustments become known (i.e., new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations.

Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period, were immaterial for the year ended December 31, 2018. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When we obtain new information, such as actual cash receipts, we adjust the estimated transaction price.

Amounts pending approval from third-party payors associated with Medicare recovery claims as of December 31, 2018, 2017 and 2016, other than standard monthly billing, consisted of approximately $15.8 million, $10.7 million and $9.2 million, respectively. As of December 31, 2018, $10.6 million is classified as Prepaid expenses and other current assets and $5.2 million is classified as Other long-term assets. As of December 31, 2017 and 2016, the entire balance is classified as Prepaid expenses and other current assets.

The composition of patient care service revenues by payment source is as follows:

	Year Ended December 31,
	2018	2017	2016
Percentage of Revenues by Payor:		(restated)	(restated)
Medicare and Medicare Advantage	67%	61%	54%
Commercial and other (1)	28%	35%	43%
Medicaid and Managed Medicaid	4%	3%	2%
Other (2)	1%	1%	1%
	100%	100%	100%
________________________

(1)	Principally commercial insurance companies and also includes the VA, which we refer to collectively as “Commercial and other.”

(2)
Other sources of payment of revenues include hospitals and patient self-pay. Patient self-pay revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

Net accounts receivable from the Medicare and Medicaid programs accounted for 70%, 56%, and 42% of total patient net accounts receivable at December 31, 2018, 2017 and 2016, respectively. No other single payor accounted for more than 10% of total patient net accounts receivable.

Contingencies

We are defendants in various legal actions in the normal course of business. We record a liability when we believe that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements.

We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See “Note 21 - Commitments and Contingencies” and “Note 22 - Certain Legal and Other Matters” of the notes to the consolidated financial statements for additional information.

Fair Value Measurements

We estimate the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in valuing these assets, liabilities and noncontrolling interests. We have also classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels. The determination of the fair value of these assets and liabilities is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these assets could be sold to a third party or at which these obligations could be settled. For more information on our noncontrolling interests, see “-Noncontrolling Interests” below.

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

Identified Non‑Amortizable Intangible Assets and Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite-life identifiable intangible assets consist primarily of trademarks and are considered indefinite when they are expected to generate cash flows indefinitely. Goodwill and indefinite‑life identifiable intangible assets are not amortized but are tested for impairment at least annually. We perform our annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is greater than the fair value, indicating impairment. If an asset is impaired, the difference between the carrying value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

We elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, effective as of the annual review performed in the fourth quarter of 2017. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value.

The Company has determined it has one reporting unit for goodwill impairment testing purposes as it aggregated its dialysis clinics due to their similar components, economic characteristics and the operations of the Company.

Each annual reporting period, we can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If we believe, as a result of our qualitative assessment, that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If we elect to bypass the qualitative assessment option, or if potential impairment circumstances are considered to exist, we will perform the quantitative goodwill impairment test. We perform the quantitative goodwill impairment test using a discounted cash flow analysis, comparing the fair value with the carrying amount of the reporting unit. Such analysis is based on macro-economic factors and research, current financial information such as current results of operations and balance sheets, and projected financial results, which include only anticipated growth from current operations. The weighted average cost of capital method is used to determine the discount rate and the Gordon Growth Model is used to determine the residual value necessary for the discounted cash flow method. Changes in the estimates or assumptions used in these models could impact the results of the valuations.

If the carrying amount of the reporting unit exceeds its fair value, we would record the difference as an impairment loss as an expense in the period in which the impairment occurred. The carrying value of goodwill included on our consolidated balance sheet as of the goodwill impairment annual impairment test date of October 1, 2018 was $571.3 million. Our quantitative impairment test performed for goodwill in 2018 indicated that no impairment charges were necessary for the year ended December 31, 2018. Based on similar assessments and tests performed in the years ended December 31, 2017 and 2016, no impairment was identified for those respective years.

The impairment test for indefinite-lived intangibles other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. For our 2018 impairment assessment, which occurred as of October 1, 2018, we performed quantitative assessments for all indefinite‑lived intangible assets. The estimated fair values exceeded the carrying value for each of our indefinite-lived intangible assets as of the annual testing date and therefore we have concluded that there was no impairment for the year ended December 31, 2018. Based on similar assessments and tests performed in the years ended December 31, 2017 and 2016, we have concluded there was no impairment for those respective years.
 Impairment of Long‑Lived Assets

Long‑lived assets include property and equipment and finite‑lived intangibles. In the event that facts and circumstances indicate that these assets may be impaired, an evaluation of recoverability at the lowest asset group level would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write‑down to fair value is required. The lowest level for which identifiable cash flows exist is the operating clinic level. No facts or circumstances were identified that indicated that these assets may be impaired, and as such there was no impairment charge recorded for the year ended December 31, 2018. Based on similar assessments performed in the years ended December 31, 2017 and 2016, no impairment charge was recorded for those respective years.

Assets Held for Sale

We classify our long-lived assets to be sold as held for sale in the period (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, we stop recording depreciation expense on the asset. We assess the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. As of December 31, 2018, we classified $0.6 million of assets as held for sale and concluded that there was no impairment for these assets.

Income Taxes

We account for income taxes under the liability approach. Under this approach, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities between reporting periods. A valuation allowance is established when, based on an evaluation of objectively verifiable evidence, there is a likelihood that some portion or all of the deferred tax assets will not be realized.

We are not taxed on the share of pre‑tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in our consolidated financial statements has not been presented net of income taxes attributable to these noncontrolling interests. Therefore, our income tax provision (benefit) relates to our share of pre‑tax income (losses) from our ownership interest in our subsidiaries as these entities are pass‑through entities for tax purposes.

We recognize a tax position in our financial statements when that tax position, based upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more‑likely‑than‑not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more‑likely‑than‑not recognition threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more‑likely‑than‑not recognition threshold are derecognized in the financial reporting period in which that threshold is no longer met. We recognize interest and penalties related to unrecorded tax positions in our income tax expense.

Noncontrolling Interests

We own a controlling interest in the majority our clinics as of December 31, 2018, and our joint venture partners own the remaining noncontrolling interests. We are required to treat noncontrolling interests (other than noncontrolling interests subject to put provisions) as a separate component of equity, but apart from our equity, and not as a liability or other item outside of equity. We are also required to present separately consolidated net income (loss) attributable to us and to noncontrolling interests on the face of the consolidated statement of income. In addition, changes in our ownership interest while we retain a controlling financial interest are prospectively accounted for as equity transactions. We are also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to us and the noncontrolling owners and a schedule showing the effects of changes in our ownership interest in a subsidiary on the equity attributable to us.

Further, we are also required to classify securities with redemption features that are not solely within our control, such as our noncontrolling interests that are subject to put provisions, outside of permanent equity. These noncontrolling interests subject to put provisions are recorded at the greater of the noncontrolling interest balance determined pursuant to ASC 810-10, Consolidation, or the redemption value. Changes in the fair value of noncontrolling interests subject to put provisions are accounted for as equity transactions. Changes in the redemption value over fair value are recognized as reductions of earnings available to our shareholders. These put provisions, if exercised, would require us to purchase our partners’ interests at the appraised fair value or the redemption value as defined in the specific put provision. We estimate the fair value of the noncontrolling interests subject to these put provisions using the income, market and asset based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and EBITDA multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses. See “Note 13 - Noncontrolling Interests Subject to Put Provisions” of the notes to the consolidated financial statements for further details.

Stock‑Based Compensation

We measure and recognize compensation expense for all share‑based payment awards based on estimated fair values at the date of grant. Determining the fair value of share‑based awards requires judgment in developing assumptions, which involve a number of variables. We estimate fair value by using a Monte Carlo simulation‑based approach for the portion of the option that contains both a market and performance condition and the Black‑Scholes valuation model for the portion of the option that contains a performance or a service‑based condition. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the common stock over the option’s expected term, the risk‑free interest rate over the option’s expected term and our expected annual dividend yield. Since we have limited history as a public company and do not yet have sufficient trading history for our common stock, the expected volatility was largely estimated based on the historical equity volatility of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. For each of the comparable publicly traded entities, the historical equity volatility and the capital structure of the entity were used to calculate the implied stock volatility. The average implied stock volatility of the comparable publicly traded entities was then used to calculate a relevered equity volatility for our company based on our own capital structure. The comparable entities from the healthcare sector were chosen based on area of specialty. We will continue to apply this process until we believe a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Stock‑based compensation expense for performance or service‑based stock awards is recognized over the requisite service period using the straight‑line method, which is generally the vesting period of the equity award, and is adjusted each period for actual forfeitures. We adopted the provision of ASU 2016-9, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting as of July 1, 2016.  Upon early adoption, we elected to change our accounting policy to recognize forfeitures as they occur.  The change was applied on a modified retrospective basis.  See “Note 19 - Stock-Based Compensation” of the notes to the consolidated financial statements for additional discussion. For market and performance awards whose vesting is contingent upon a specified event, we recognize stock compensation expense over the derived service period.

Interest Rate Swap and Cap Agreements

We hold a combination of interest rate caps and a forward interest rate swap as a means of hedging our exposure to and volatility from variable‑based interest rate changes as part of our overall interest rate risk management strategy. The agreements have the economic effect of converting the LIBOR variable component of our interest rate to a fixed rate. These agreements are designated as cash flow hedges, and as a result, hedge‑effective gains or losses resulting from changes in fair values of these instruments are reported in other comprehensive income until such time as each swap or cap is realized, at which time the amounts are classified as net income. The instruments are perfectly effective. In the event the critical terms of the agreements no longer match our exposure, we will measure the ineffectiveness and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. See “Note 15 - Debt” of the notes to the consolidated financial statements for additional discussion.

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

In March 2017, we entered into a forward starting interest rate swap agreement and two interest rate cap agreements (“the agreements”) with notional amounts totaling $280 million, as a means of fixing the floating interest rate component on $440 million of our variable rate debt under our 2017 Term B Loan Facility. The agreements are designated as cash flow hedges, with a termination date of March 31, 2021. Because these agreements are designated as cash flow hedges, hedge‑effective gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. The instruments are perfectly effective for accounting purposes. In the event the critical terms of the agreements no longer match our exposure, we will measure the ineffectiveness, and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of December 31, 2018, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million in 2018. See “Note 15 - Debt” of the notes to the consolidated financial statements for further discussion of these interest rate swaps.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2018 because of the material weaknesses in our internal control over financial reporting described below.

(b) Restatement of Previously Issued Financial Statements.

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, we disclosed that, in October 2018, the Staff of the SEC requested that we voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, we responded by producing documents and information to the Staff. In addition, as previously disclosed in our Current Report on Form 8-K filed March 8, 2019, the Audit Committee began a review of our revenue recognition methodology and related accounting matters, including our internal control over financial reporting related to revenue recognition and related matters, with the assistance of legal counsel that reports to the Audit Committee, as well as independent accounting advisors retained by the Audit Committee’s counsel.

In connection with the review of the matters described above, on March 21, 2019, the Board concluded that our previously issued consolidated financial statements and other financial information for the fiscal years ended December 31, 2014, 2015, 2016 and 2017, and for the quarters and year-to-date periods ended March 31, June 30 and September 30, 2016; March 31, June 30 and September 30, 2017; and March 31, June 30 and September 30, 2018 should be restated and should no longer be relied upon. The Board also determined that our disclosures related to these financial statements and related communications issued by or on behalf of us with respect to such periods, including management’s assessment of internal control over financial reporting, should no longer be relied upon. The determination by the Board was made upon the recommendation of the Audit Committee as a result of the review described above.

(c) Management’s Annual Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with general accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2018 because of the material weaknesses described below under “Description of Material Weaknesses.”

Management has taken and is taking steps, as described below under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status,” to remediate the material weaknesses in our internal control over financial reporting.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our evaluation under the criteria set forth in Internal Control-Integrated Framework (2013), management has identified material weaknesses in the following areas:

Control Environment

An effective control environment is the foundation for the discipline and structure necessary for effective internal control over financial reporting. We did not maintain an effective control environment in connection with the revenue recognition process, accounting for income taxes and noncontrolling interests and review and approval of journal entries. As our Company grew, this was evidenced by our failure to: (i)(a) invest in, prioritize and support an adequate environment of controls, (b) establish and support adequate controls relating to compliance with appropriate accounting policies and procedures, and (c) implement controls that were adequately designed and operating effectively, thereby enabling our preparation of financial statements to be in accordance with GAAP; and (ii) employ personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP commensurate with the increasing size of the entity and nature and complexity of our financial reporting requirements.

Control Activities

•	Revenue, Accounts Receivable and Amounts due to Payors

We did not design and maintain effective controls over the accounting for net patient service operating revenues, net accounts receivable and amounts due to payors. Specifically, we did not design and maintain effective controls over (i) certain accounting estimates, including the completeness, accuracy and valuation of changes in estimates related to the recognition of net patient service operating revenues and specific transaction-related estimates of insurance plan repayments and (ii) the timely reconciliation of net accounts receivable balances and amounts due to payors with subsequent cash receipts, including controls over completeness and accuracy of such reconciliations, which led to inaccuracies in net patient service operating revenues, including contractual allowances, allowances for uncollectible accounts and amounts due to payors.

•	Accounting for Income Taxes

We did not design and maintain effective controls over the accounting for income taxes. Specifically, we did not design and maintain effective review controls over the completeness, existence, accuracy and presentation of our accounting for current and deferred income taxes.

•	Noncontrolling Interests

We did not maintain effective controls over the review of analyses and schedules used to determine the carrying value of non-controlling interests, including noncontrolling interests subject to put rights. Specifically, the review was not sufficiently precise to detect errors in the schedules used to determine the amounts recorded in the consolidated financial statements.

•	Journal Entries

We did not maintain effective internal control over the review and approval of journal entries. Specifically, our internal controls over journal entries were not operating effectively to ensure that journal entries included appropriate underlying supporting documentation to ensure the validity, accuracy, and completeness of recorded amounts.

Information and Communication

We did not design and maintain effective controls over information and communication. Specifically, we did not have an adequate process for internally communicating information within the accounting department and between and among other groups, such as the groups responsible for revenue recognition, accounts receivable and income taxes, necessary to support the proper functioning of internal controls impacting these accounts. These material weaknesses led to misstatements in our accounting for revenue recognition, accounts receivable and income taxes.
Monitoring
We did not design and maintain effective monitoring controls over compliance with established accounting policies, procedures and controls related to:

•	revenue recognition (including accounting for accounts receivables and related reserves and amounts due to payors);

•	accounting for income taxes,

•	recording of balances impacted by noncontrolling interests, including noncontrolling interests subject to put rights; and

•	review and approval of journal entries.

These weaknesses included our failure to design and execute effective procedures and controls intended to evaluate and monitor the effectiveness of the Company’s control activities in those areas.
The material weaknesses described above contributed to the need for material adjustments to the financial statements for the year ended December 31, 2018 and the restatement of our consolidated financial statements for the years ended December 31, 2017 and 2016 and other financial information for the quarters and year-to-date periods ended March 31, June 30 and September 30, 2018; March 31, June 30 and September 30, 2017; and March 31, June 30 and September 30, 2016, and selected financial data (“Item 6. Selected Financial Data”) for the years ended December 31, 2015 and 2014. If left uncorrected, these material weaknesses could in the future lead to a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies.”

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status
Management and the Board understand the importance of strong internal controls and the integrity of our financial statements. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall internal control environment. To date, we have taken and continue to take the actions described below to remediate the identified material weaknesses. Our remediation efforts are ongoing. As we continue to evaluate and work to improve our internal controls over financial reporting, our management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.

Control Environment

The Audit Committee, Board of Directors and management are committed to establishing a culture of compliance and integrity and have begun a comprehensive review of key practices and procedures. To that end, our Board has directed management to ensure that a proper, consistent tone is communicated throughout the Company. In our effort to remediate our material weaknesses associated with our control environment, we have implemented, are implementing or intend to undertake the following:

•
Effective March 26, 2019, our former Chief Financial Officer resigned his position. The Board authorized the appointment of Mark Herbers as Interim Chief Financial Officer and Interim Chief Accounting Officer effective March 28, 2019.

•	To assist in the restatement activities and related matters, we augmented our personnel with qualified consulting services which will continue as long as necessary.

•	Initiatives are in process to redesign our internal control over financial reporting to formalize enhanced communication around revenue recognition, accounts receivable and income taxes; and

•	We expect to provide training to employees across our entire Company regarding the importance of integrity, accountability, communication and compliance with accounting policies and procedures.
Control Activities

•	Revenue, Accounts Receivable, and Amounts due to Payors

•
We have implemented and continue to implement measures to strengthen internal controls, including: (i) commencing the evaluation and establishment of policies, procedures and analytical tools, including certain controls to ensure that revenues, accounts receivable, contractual allowances and amounts due to payors are appropriately valued, (ii) ensuring a complete and accurate reconciliation of accounts receivable and amounts due to payors with subsequent cash receipts, (iii) developing more comprehensive and thorough analyses over the establishment of contractual allowances and reserves for uncollectible accounts, (iv) developing procedures to analyze the accounts receivable sub-ledger for over- and under-payments, and (v) establishing comprehensive and clear processes and controls to improve the completeness, accuracy and timeliness of billing.

•	Accounting for Income Taxes

•
We have implemented and continue to implement measures to strengthen internal controls, including developing comprehensive and clear policies, procedures and controls regarding the completeness, existence, accuracy and presentation of our accounting for income taxes including the income tax provision and related assets and liabilities.

•	Noncontrolling Interests

•
We are in the process of strengthening our controls over the review of schedules used to determine the carrying value of noncontrolling interests, including noncontrolling interests subject to put rights. Specifically, we are in the process of developing controls which will ensure a more thorough review over the inputs used in the calculation of noncontrolling interests and the completeness and accuracy of schedules used to determine adjustments to the carrying value of noncontrolling interest balances and their related impact on the consolidated financial statements.

•	Journal Entries

•
We have re-assessed and revised our processes to strengthen controls over the review and approval of journal entries. Specifically, we have reinforced existing policies and procedures regarding obtaining adequate supporting documentation in connection with the review and approval of journal entries in order to ensure the validity, accuracy, and completeness of recorded amounts.

Information and Communication

In our effort to remediate our material weaknesses, we are formalizing procedures to ensure appropriate internal communication within the accounting department and between and among other departments. Among other things, we are instituting a control in which the finance team, including the Chief Financial Officer, Controller and the revenue recognition group, meets monthly with other departments to discuss changes in the business in order to timely identify those changes with implications for financial reporting.

Monitoring

We are enhancing our activities associated with monitoring activities employed to ascertain whether the Company’s components of internal control are present and functioning. We maintain an independent internal audit function that reports directly to the Audit Committee. We are enhancing our processes to ensure that internal audit activities are expanded to include monitoring of compliance with the remediated controls over revenue and accounts receivable, amounts due to payors, noncontrolling interests, accounting for income taxes and review and approval of journal entries described above. Management has begun to, and will continue to, further document and evaluate financial reporting and other business processes and key controls. All controls identified and established as part of this remediation plan will be subject to management and internal audit review.

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the identified material weaknesses. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. The material weaknesses described above will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(d) Changes in Internal Control over Financial Reporting.

The material weaknesses identified above were discovered after December 31, 2018, and all of these material weaknesses existed as of December 31, 2018. The remediation activities identified above and any material changes to our internal control over financial reporting also occurred after December 31, 2018. Therefore, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In light of the Restatement, the Board considered it appropriate, and Joseph A. Carlucci, our Chief Executive Officer, and Syed T. Kamal, our President, concurred, that they would voluntarily enter into (i) repayment agreements relating to the repayment by them of certain previously awarded non-equity based incentive compensation and (ii) amendments to their respective employment agreements relating to their non-equity based incentive compensation and equity awards for 2019. These agreements were entered into on August 28, 2019. For a discussion of these agreements, see “Item 11. Executive Compensation—Executive Compensation—Narrative Disclosure to Summary Compensation Table—Non-Equity Incentive Plan Compensation.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Executive Officers and Directors
Set forth below is certain information regarding each of the current executive officers and directors as of July 31, 2019.

Name	Age	Principal Occupation and Other Information
Joseph A. Carlucci	65	Chief Executive Officer and Chairman of the Board of Directors
Syed T. Kamal	67	President and Director
Don E. Williamson, M.D.	56	Executive Vice President and Chief Operating Officer
Mark Herbers	65	Interim Chief Financial Officer and Interim Chief Accounting Officer
Michael E. Boxer	57	Director
Susanne V. Clark	50	Director
Thomas W. Erickson	68	Director
Robert H. Fish	68	Director
Jared S. Hendricks	38	Director
John M. Jureller	60	Director
Patrick T. Ryan	61	Director
Steven M. Silver	51	Director

Joseph A. Carlucci is a co-founder of our company and has served as Chief Executive Officer since 2005 and as Chairman of the Board since 2012. Mr. Carlucci has more than 40 years of experience in the dialysis services industry. Mr. Carlucci also served as our Chief Operating Officer and Treasurer from our inception in 1999 to 2005. Prior to co-founding our company, Mr. Carlucci served as President and Chief Executive Officer of Optimal Renal Care, a joint venture between Fresenius Medical Care North America (“FMCNA”) and Kaiser Permanente of Southern California designed as a disease management organization providing additional opportunities to improve treatment outcomes, improve cost structures, and implement new technologies and methods of dialysis care. Prior to that, Mr. Carlucci served as Vice President of Administration at FMCNA and was responsible nationally for managed care, medical director relations and facility development. He has operations experience from Facility Administrator to Director of U.S. Operations at FMCNA. Mr. Carlucci also serves on the board of directors of the Colorado Center for Reproductive Medicine. Mr. Carlucci holds a B.S. in Accounting from Bentley University.
Syed T. Kamal is a co-founder of our company and has served President and a director since our inception in 1999. Mr. Kamal also served as Executive Vice President from 1999 to 2005. Mr. Kamal has nearly 40 years of experience in the dialysis services industry. Prior to co-founding our company, Mr. Kamal served in various management roles at FMCNA, including as President of FMCNA’s southern business unit, Vice President of Operations for FMCNA’s North America division, Director and Vice President of Operations for FMNCA’s International division and Regional Manager of FMNCA’s Mid Atlantic and Southeast regions (U.S.). Mr. Kamal holds a B.A. in Economics and Statistics and an M.B.A. from the University of Punjab in Pakistan.
Don E. Williamson, M.D., is our Executive Vice President and Chief Operating Officer. Prior to being appointed Chief Operating Officer in 2017, Dr. Williamson served as one of our three national Chief Medical Officers since 2011 and as one of our nephrologist partners since 2002. He has more than 25 years of experience as a nephrologist. Prior to his appointment as Chief Operating Officer, he served as President, Chief Executive Officer and Managing Partner for our clinic joint venture Nephrology Associates, P.C. in Augusta, Georgia from 1998 to 2017 and as the Founder and Chief Executive Officer of our clinic joint venture, Nephrology Centers of America, LLC, from 2001 to 2017. He is the Co-Founder and, since 2010, has been the Chief Executive Officer and Managing Partner of Kinetic Decision Solutions LLC, a developer of electronic medical record software. Dr. Williamson received his B.A. in Chemistry from Mercer University and his M.D. from the Medical College of Georgia.

Mark C. Herbers has served as our Interim Chief Financial Officer and Interim Chief Accounting Officer since March 2019. He is currently employed as a Director with AP Services, LLC (“APS”), a consulting firm, in the Financial Advisory Services practice, where he has been employed since 2014. Mr. Herbers has provided financial leadership and management to various healthcare providers and health systems. His expertise includes improving revenue cycle performance, addressing regulatory, reimbursement, financing and strategic planning matters and physician relations. Prior to joining APS, he served at FTI Consulting and its predecessor Cambio Health Solutions from 2004 to 2014, ultimately serving as Managing Director. Mr. Herbers has also served as President at Progressive Financial Services from 2002-2003, Director in Risk Advisory Services, Healthcare at KPMG from 1999-2002, Chief Financial Officer at Columbia LaGrange Memorial Hospital from 1997-1999, Chief Operating Officer and Chief Financial Officer at In Home Health Care from 1997-1998 and Chief Financial Officer at Silver Cross Hospital from 1993-1996. Prior to that time, Mr. Herbers held a number of other finance and accounting positions. Mr. Herbers received a B.A from Georgetown University and an M.B.A. from Washington University in St. Louis.
Michael E. Boxer has served as a member of the Board since 2010. Mr. Boxer is President of The Enterprise Group Ltd., a healthcare advisory firm. Previously, he served as a senior advisor to Centerbridge Partners, L.P. from 2011 to 2018. Mr. Boxer serves on the board of directors of GI Scientific. Mr. Boxer previously served as vice chairperson of the board of directors and chairperson of the audit and compliance committees of Remedi SeniorCare Holding Corporation and served on the board of directors and was chairperson of the audit committee and compliance committees of Versant Health (formerly Superior Vision Corporation). He served as chairperson of the audit committee and as a board member of Genesis Healthcare, Inc. (formerly Skilled Healthcare Group, Inc.) from 2006 until 2015. Mr. Boxer served as the chief financial officer of HealthMarkets, Inc., a provider of health and life insurance products. Mr. Boxer was chief financial officer of Mariner Health Care, Inc., a skilled nursing facility and long-term acute care provider. Mr. Boxer served as chief financial officer of Allergan plc (formerly Watson Pharmaceuticals Inc.), an integrated specialty pharmaceutical company. Prior to that, Mr. Boxer was a healthcare investment banker at Furman Selz. Mr. Boxer received a B.B.A. in Finance from Colorado State University and an M.B.A. from the University of Chicago Booth School of Business.
Susanne V. Clark has served as a member of the Board since 2017. Ms. Clark has served as a Senior Managing Director and the General Counsel of Centerbridge Partners, L.P. since 2009. Prior to joining Centerbridge Partners, L.P., Ms. Clark was the General Counsel and Chief Compliance Officer of Basso Capital Management, L.P, an SEC-registered investment adviser managing multi-strategy, convertibles and credit funds from 2007 to 2009. Prior to Basso, Ms. Clark was the Deputy General Counsel of Amaranth Group Inc., an investment adviser for multi-strategy and long/short equity funds from 2003 to 2006. Before that, from 1999 to 2003, Ms. Clark served as Vice President and Assistant General Counsel at Goldman Sachs, where she was responsible for finance and corporate legal matters involving The Goldman Sachs Group, Inc. and, prior to that, for legal matters involving the investment banking business of Goldman, Sachs & Co. Ms. Clark started her career as an Associate in the New York office of Shearman & Sterling LLP. Ms. Clark also serves on the board of KIK Custom Products, Inc. Ms. Clark graduated with honors from Swarthmore College and received her J.D. from Columbia Law School.
Thomas W. Erickson has served as a member of the Board since 2011. Mr. Erickson also serves as chairman of the executive committee of Luminex Corporation, a developer and manufacturer of biological testing technologies and products for the diagnostics, pharmaceutical and life sciences industries, and is chairman of the executive committee of 3D Systems Corporation, a developer and manufacturer of 3D printing products and services. Mr. Erickson has also held various public company directorships and executive roles, including chairman and interim chief executive officer of Western Dental Services, Inc., senior advisor to New Mountain Capital, LLC, a private equity firm, chairman of the board and interim chief executive officer of National Medical Health Card Systems, Inc., a pharmacy benefits manager, chairman of the board of Pathways, Inc., an operator of post-acute care facilities, chairman of the board of TransHealthcare, Inc., a health care services company, chairman and interim chief executive officer of LifeCare Health Partners, LLC, an operator of long-term acute care hospitals, interim president and chief executive officer of Luminex Corporation, interim president and chief executive officer of Omega Healthcare Investors, Inc., a healthcare focused real estate investment trust, and chairman of the board of Inmar, Inc., a reverse logistics and revenue recovery company. Mr. Erickson was also a cofounder, president and chief executive officer of CareSelect Group, Inc., a physician practice management company. Earlier in his career, Mr. Erickson held several management positions at American Hospital Supply Corporation. Mr. Erickson holds a B.B.A. from the University of Iowa and an M.B.A. from Southern Methodist University.
Robert H. Fish has served as a member of the Board since 2017. Mr. Fish has served, since May 2018, as Chief Executive Officer and, since September 2018, as a member of the board of directors of Quorum Health Corporation, an operator of general acute care hospitals and outpatient services. Prior to joining Quorum Health, he served as Interim Chief Executive Officer of Millennium Health, LLC from January 2018 to March 2018. Mr. Fish also serves as the Chairman of the board of directors of Genesis Healthcare, Inc., a national provider of post-acute healthcare services (“Genesis”). Mr. Fish joined Skilled Healthcare Group, Inc., which was later acquired by Genesis, as the Chief Executive Officer in 2013. Mr. Fish served as Skilled Healthcare’s Chief Executive Officer until February 2015, when the combination of Skilled Healthcare and Genesis was completed. During his career, Mr. Fish has served as Chairman, President or Chief Executive Officer of a number of public and private healthcare services companies. From 2012 until he joined Skilled Healthcare in 2013, Mr. Fish served as Managing Partner of Sonoma-Seacrest, LLC, a California health care firm specializing in strategic planning, performance improvement and merger and acquisition matters. Mr. Fish’s prior board positions include serving as the Chairman of REACH Medical Holdings, a regional air medical transport company, from 2008 to 2012, which was acquired by Air Medical Group Holdings; serving as the Executive Chairman of Coram, Inc., a large home infusion provider, from 2005 to 2006, until its sale to Apria; serving as a director of NeighborCare, Inc., a large institutional pharmacy, from 2003 to 2005, until its acquisition by Omnicare; and serving as the Lead Director of Genesis from 2003 to 2007. From 2001 to 2002, Mr. Fish served as a director and subsequently from 2002 to 2003, Mr. Fish served as Chairman and Chief Executive Officer of Genesis Health Ventures, a long-term care and institutional pharmacy company and predecessor in interest to Genesis. Mr. Fish also has extensive experience in hospital administration, having been President and Chief Executive Officer of St. Joseph Health System from 1995 to 1999 and Valley Care Health System from 1985 to 1995, as well as a member of the Board of Directors of the St. Helena Hospital Foundation, a philanthropic organization benefiting the St. Helena Hospitals in Napa Valley, since 2013. Mr. Fish received a B.A. degree in Sociology from Whittier College and a M.P.H. degree in Hospital Administration from the University of California, Berkeley.
Jared S. Hendricks has served as a member of the Board since 2010. Mr. Hendricks also serves on the boards of directors of IPC Corp., Ligado Networks LLC and Syncsort Incorporated. Mr. Hendricks joined Centerbridge Partners, L.P., an investment management firm employing a flexible approach across investment disciplines—from private equity to credit and related strategies, and real estate, in 2006 and has served as a Senior Managing Director since 2014. Prior to joining Centerbridge Partners, L.P., from 2004 to 2006, Mr. Hendricks was an Associate at Silver Lake Partners, a private equity firm focused on investments in technology and related growth companies. Prior to joining Silver Lake, he was an investment banking analyst within the Global Industrial and Services group at Credit Suisse First Boston. Mr. Hendricks graduated summa cum laude from The Wharton School of the University of Pennsylvania where he received a B.S. in Economics.
John M. Jureller has served as a member of the Board since 2015. Mr. Jureller also serves on the board of directors of White Plains Hospital in White Plains, New York and is the Chairman of the finance committee as well as a member of the audit committee of the board of directors of White Plains Hospital. Mr. Jureller served on the audit committees of Studio Moderna Holdings B.V. from 2011 to 2012 and Torex Retail Holdings Ltd. from 2009 to 2012. Since 2017, Mr. Jureller has served as a Managing Director at Accordion Partners, a financial advisory firm. Mr. Jureller was an independent financial and management consultant from 2016 to 2017, and prior to that served as the Executive Vice President and Chief Financial Officer of Frontier Communications Corp. from 2013 until 2016. Prior to joining Frontier Communications Corp., Mr. Jureller served in a variety of senior financial roles with various companies including General Atlantic LLC, WestPoint International, Inc., AlixPartners, LLP, PepsiCo, Inc. and General Electric Capital Corporation. Mr. Jureller began his career with the corporate banking and leveraged finance groups at Bankers Trust Company. Mr. Jureller received a B.S. in Finance and an M.B.A. from Cornell University.
Patrick T. Ryan has served as a member of the Board since 2016. Prior to this role, Mr. Ryan had served as Chief Executive Officer and as a member of the board of Press Ganey since 2012. Since January 2019, Mr. Ryan has served as Executive Chairman of Press Ganey Associates, Inc., a provider of health care performance improvement solutions and consulting. Prior to joining Press Ganey, Mr. Ryan served as the Chief Executive Officer of The Broadlane Group, a healthcare cost management and supply chain organization, from 2008 until 2010. Mr. Ryan served as Chief Executive Officer of PolyMedica Corporation, the parent company of Liberty Medical Supply, a direct-to-consumer provider of diabetes testing supplies and related services, from 2004 until 2007. In addition, Mr. Ryan served as the Chairman and Chief Executive Officer of Physicians Dialysis, Inc., Chief Executive Officer of Principalcare, Inc., President and Chief Executive Officer of ImageAmerica, Inc. and Co-Founder and President of R.B Diagnostics. He began his career working for American Hospital Supply Corporation. Mr. Ryan has served as a director of Affiliated Managers Group, Inc. since 2007, and is a member of its audit, compensation and nominating committees. He is also a board member of Sound Physicians. He has served on the boards of the Massachusetts Hospital Association’s Committee on Governance, Beth Israel Deaconess Medical Center, Lahey Health and Atrius Health. Mr. Ryan earned a B.A. from the University of Rochester.
Steven M. Silver has served as a member of the Board since 2010. Mr. Silver also serves on the boards of directors of KIK Custom Products Inc., Wok Holdings, Ltd., Pei Wei Asian Diner LLC, Reddy Ice Holdings, Inc., Remedi SeniorCare Holding Corporation, TriMark USA, LLC and White Plains Hospital. Mr. Silver joined Centerbridge Partners, L.P. as a Senior Managing Director in 2006. Prior to joining Centerbridge Partners, L.P., Mr. Silver was a Managing Director and Partner at Vestar Capital Partners, a private equity investment firm. Mr. Silver began his career as a member of the Mergers & Acquisitions department of Wasserstein Perella & Co. in New York and London. Mr. Silver received a B.A. from Yale College and an M.B.A. with high distinction from Harvard Business School in 1995, where he was a George F. Baker Scholar.

Messrs. Boxer, Erickson, Fish, Hendricks and Silver, as well as Ms. Clark, were selected as directors pursuant to the nomination rights granted to Centerbridge under our amended and restated stockholders agreement. Messrs. Carlucci and Kamal became our directors pursuant to the rights granted to them under our amended and restated stockholders agreement. See “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Related Party Transaction—Stockholders Agreement.”
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires executive officers, directors and persons who beneficially own more than 10% of a company’s common stock to file initial reports of ownership and reports of changes in ownership with the SEC and the NYSE.
Based solely on our review of electronic filings with the SEC of such reports and written representations from our executive officers and directors that no Form 5 is required, we believe that the executive officers and directors complied with all Section 16(a) filing requirements during 2018, except as follows. Each of Syed Kamal, our President and a director, and Jason Boucher, our former Chief Financial Officer and Treasurer, incorrectly reported the number of shares withheld to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock on his Form 4 filed on March 13, 2018, but such shares were subsequently reported on an amendment to such Form 4 filed on August 3, 2018. Don Williamson, M.D., our Chief Operating Officer, inadvertently failed to file a Form 4 to report the withholding on September 19, 2018 of 2,597 shares upon the vesting of previously granted shares of restricted stock to satisfy tax withholding obligations, but such shares were subsequently reported on a Form 4 filed on December 18, 2018.
Code of Ethics and Conduct
We have adopted a written Code of Ethics and Conduct that applies to all of the directors, officers and employees, including the Chairman and Chief Executive Officer, Chief Financial Officer and other senior executive officers, as well as physician and institutional partners. The Code of Ethics and Conduct sets forth policies and expectations on a number of topics, including obligations to patients and relations with referral sources and others, other conflicts of interest, compliance with laws, use of assets, business practices, protecting stockholders and the Compliance Program. A current copy of the Code of Ethics and Conduct is posted on our website at www.americanrenal.com under “Investor Relations: Corporate Governance: Governance Documents: Code of Ethics and Conduct.” If we ever were to amend or waive any provision of our Code of Ethics and Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website at www.americanrenal.com rather than by filing a Form 8-K. In the case of a waiver for an executive officer or a director, the required disclosure also will be made available on our website.
Audit Committee
We have an Audit Committee consisting of Messrs. Jureller, Fish and Ryan, with Mr. Jureller serving as chair. All members of the Audit Committee have been determined to be “independent,” consistent with our Audit Committee charter, Corporate Governance Guidelines, SEC rules and the NYSE listing standards applicable to boards of directors in general and audit committees in particular. The Board has also determined that each of the members of the Audit Committee is “financially literate” within the meaning of the listing standards of the NYSE. In addition, the Board has determined that Mr. Jureller qualifies as an audit committee financial expert, as defined by applicable SEC regulations.
The duties and responsibilities of the Audit Committee are set forth in its charter, which can be found at www.americanrenal.com under “Investor Relations: Corporate Governance: Governance Documents: Audit Committee Charter,” and include assisting the Board in overseeing the following:

•	the quality and integrity of our financial statements;

•	our accounting and financial reporting process and the audits of our financial statements;

•	our compliance with legal and regulatory requirements in coordination with the Compliance Committee;

•	the independent registered public accounting firm’s qualifications, performance and independence; and

•	the qualifications and performance of our internal audit function.

The Audit Committee also prepares the report of the committee required by the rules and regulations of the SEC to be included in our annual proxy statement.

Item 11. Executive Compensation.
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act. As a result, we are permitted to rely on, and do rely on, exemptions from certain disclosure requirements that are applicable to other companies that are not emerging growth companies. Accordingly, we have provided reduced disclosure about our executive compensation arrangements, including compensation information for only the Chief Executive Officer and two most highly compensated executive officers (other than the Chief Executive Officer) serving at fiscal year-end, and we have not included a compensation discussion and analysis or tabular compensation information for executive officers other than the Summary Compensation table and the Outstanding Equity Awards table. In addition, for so long as we are an emerging growth company, we will not be required to submit certain executive compensation matters to stockholder advisory votes, such as the “say-on-pay” vote.
Executive Compensation
Summary Compensation Table
The following table summarizes compensation for the years ended December 31, 2018 and December 31, 2017 earned by the Chief Executive Officer and two most highly-compensated executive officers (other than the Chief Executive Officer) serving at fiscal year-end. These individuals are referred to as “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non‑Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Joseph A. Carlucci	2018	926,519	—	2,150,022	—	446,102	114,076	3,636,718
Chairman and Chief Executive Officer	2017	892,203	—	1,100,004	614,019	624,542	121,856	3,352,624

Syed T. Kamal	2018	800,579	—	1,000,027	—	385,464	38,526	2,224,596
President	2017	770,928	—	499,997	280,694	539,649	62,292	2,153,560

Don E. Williamson, M.D.	2018	750,000	375,000	1,100,020	—	—	68,604	2,293,624
Executive Vice President and Chief Operating
Officer
____________

(1)	Amount disclosed in this column reflects payment made by us for services performed during the year presented. See “—Narrative Disclosure to Summary Compensation Table—Annual Cash Bonus Award.”

(2)
Amounts disclosed reflect the aggregate grant date fair value of restricted stock and stock option awards granted during the indicated year computed in accordance with FASB ASC Topic 718, using the assumptions discussed in “Note 19 - Stock-Based Compensation” of the consolidated financial statements included elsewhere in this Form 10-K.

(3)
Amounts disclosed in this column reflect payments made by us for services performed and performance measures satisfied during the years presented. In light of the Restatement, Messrs. Carlucci and Kamal have repaid these amounts in full, as described below. See “—Narrative Disclosure to Summary Compensation Table-Non-Equity Incentive Plan Compensation” for a description of such executives’ agreements to repay certain amounts in light of the Restatement.

(4)
Amounts disclosed in this column include car allowances and payments for term life insurance and health insurance. For Messrs. Carlucci and Williamson, amounts disclosed in this column also include reimbursement for unutilized paid time off during the years presented and the cost of use of corporate aircraft for personal travel as described below under “—Other Compensation.”

Narrative Disclosure to Summary Compensation Table
Employment Agreements
Joseph Carlucci and Syed Kamal
Each of Messrs. Carlucci and Kamal entered into an employment agreement with us as of March 22, 2010. Each of these agreements provides for an initial three-year term, subject to automatic one-year successive renewals unless either party thereto provides at least 60 days’ prior notice of intent not to renew. The terms of these agreements are substantially the same but for differences in title, role and compensation. These agreements provide for base salary subject to increase (but not decrease) from time to time by the Board. The employment agreements also provide for eligibility to receive an annual cash incentive award of up to a percentage of the executive’s base salary, subject to achievement of goals established by the Board, customary employee benefits, payment of severance following certain terminations of employment and restrictive covenants. See “—Termination and Change in Control Provisions” below.
In connection with our IPO, we amended Mr. Carlucci’s employment agreement to reflect an increase in his then-current base salary to include the compensation then-payable for his service as the Chairman of the Board. Following this amendment, Mr. Carlucci no longer receives compensation for his service on the Board. At that time, we also amended the employment agreements for each of Messrs. Carlucci and Kamal to update their target annual bonus opportunity from 75% to 100% of base salary. A further amendment was entered into in November 2017 by each of Messrs. Carlucci and Kamal to correct the annual cash bonus amounts payable to them upon achievement of specified annual Adjusted EBITDA bonus targets, which amendment was necessary to reflect the change in target annual bonus opportunity made in April 2016. This amendment did not change the target annual bonus opportunity of 100% or the maximum potential bonus of 150% of base salary.
Don Williamson, M.D.
Dr. Williamson entered an employment agreement with us on September 18, 2017. His agreement provides for an initial three-year term, subject to automatic one-year successive renewals, unless either party provides at least 60 days’ prior notice of intent not to renew. Dr. Williamson was entitled to an initial annual base salary of $750,000, which amount is subject to increase from time to time as we may determine. The agreement also provides for eligibility to receive an annual cash incentive award of up to 100% of his annual base salary based on achievement of objectives that we establish. In addition, he is eligible to receive annual equity awards, split evenly between stock options and restricted stock, with an aggregate value of $1.1 million as part of our long-term incentive compensation program. Under the agreement, Dr. Williamson is also entitled to customary employee benefits, up to 10 hours of personal travel on our company-owned aircraft, an automobile allowance, moving and relocation assistance, and payment of severance following certain terminations of employment and restrictive covenants. See “—Termination and Change in Control Provisions” below.
Annual Cash Bonus Award
As described above, Dr. Williamson is eligible under his employment agreement to receive an annual cash bonus award of up to 100% of his annual salary. For 2018, Dr. Williamson’s target bonus potential was calculated by multiplying his base salary in effect at fiscal year-end by 100% to obtain a target bonus potential of $750,000. His actual bonus amount was then determined based on an overall assessment of our financial and operational results, with consideration given to the achievement of the Adjusted EBITDA target established for Messrs. Carlucci and Kamal described below, and of Dr. Williamson’s achievement of individual performance and overall contributions during 2018. No performance objectives, formula or weightings were pre-established with respect to 2018. In determining Dr. Williamson’s actual 2018 bonus amount, the Compensation Committee considered our Chief Executive Officer’s assessment of the foregoing results and achievement of objectives and contributions and his recommendation with respect to Dr. Williamson’s bonus amount. With respect to service in 2018, Dr. Williamson was paid a bonus equal to 50% of his target bonus potential, which was paid at fiscal year-end. This amount is reflected in the “Bonus” column of the table under “—Summary Compensation Table” above.
Non-Equity Incentive Plan Compensation
As described above, each of Messrs. Carlucci and Kamal was eligible under his employment agreement to receive an annual cash incentive award. With respect to 2018, each of them was eligible to earn an annual cash incentive award based on our achievement of an Adjusted EBITDA target of $186.4 million for 2018. “Adjusted EBITDA” is defined, consistent with Adjusted EBITDA as reported in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included elsewhere in this Form 10-K, as net income before income taxes and other non-income-based tax, interest expense, net, depreciation and amortization, as adjusted for stock-based compensation and associated payroll taxes, loss on early extinguishment of debt, transaction-related costs, certain legal and other matters costs, executive and management severance costs, change in fair value of income tax receivable agreement, gain or loss on sale or closure of clinics and management fees. The Adjusted EBITDA target was determined by the Board in January 2018 after taking into consideration our budget for 2018. Each of Messrs. Carlucci and Kamal had a target bonus potential, computed as a percentage of his base salary, which, for service in 2018, was 100% of his base salary in effect at fiscal year‑end. In addition, Messrs. Carlucci and Kamal had a threshold bonus potential of 50% and a maximum bonus potential of 150% of base salary. Actual amounts paid with respect to service are calculated by multiplying each individual’s base salary by his bonus potential percentage to obtain his target bonus potential, which is then adjusted by an achievement factor based on our actual achievement against the Adjusted EBITDA target.
With respect to service in 2018, each of Messrs. Carlucci and Kamal was paid a bonus equal to approximately 50% of his target bonus potential. Such bonus was calculated and paid consistent with historical practices and based on the following formula: 50% of such named executive officer’s annual base salary for achievement of 90% of target Adjusted EBITDA (before giving effect to the Restatement), plus an additional 5% of such named executed officer’s annual base salary for each full percentage point that Adjusted EBITDA exceeds 90% of target Adjusted EBITDA. These bonus amounts are reflected in the “Non‑Equity Incentive Plan Compensation” column of the table under “-Summary Compensation Table” above. Bonuses were paid at fiscal year-end based on the determination at that time that we expected to achieve 90% of target Adjusted EBITDA for 2018. In light of the Restatement and our revised determinations of Adjusted EBITDA for the relevant years, the Board determined, and Messrs. Carlucci and Kamal concurred, that the repayment of excess proceeds previously paid to them during the Restated Period is appropriate. Accordingly, pursuant to Repayment Agreements entered into on August 28, 2019, Messrs. Carlucci and Kamal voluntarily agreed to pay to the Company, $880,223 and $759,164, respectively, in cash, representing (i) the full amounts paid with respect to service in each of fiscal years 2017 and 2018, as disclosed in the Summary Compensation Table above, plus (ii) a portion of the amounts paid with respect to service in fiscal year 2014, offset by (iii) the aggregate bonus amounts that would have been paid for service in each of fiscal years 2015 and 2016, based on the consolidated financial statements for those periods giving effect to the Restatement. As of the date of this filing, Messrs. Carlucci and Kamal have repaid these amounts in full. As a result, there is no bonus expense for Messrs. Carlucci and Kamal in 2018 and a receivable of $831,565 is included in Prepaid expenses and other current assets on our consolidated balance sheet as of December 31, 2018. The remaining $807,822 received for the prior fiscal years will be recorded as a reduction of bonus expense, which will be included in general and administrative expenses in our results of operations for the fiscal quarter ending September 30, 2019.
In addition, in light of the Restatement, the Board considered it appropriate, and Messrs. Carlucci and Kamal concurred, that Messrs. Carlucci and Kamal would voluntarily forego any contractual entitlement to non-equity based incentive compensation and equity awards with respect to 2019. Accordingly, on August 28, 2019, Messrs. Carlucci and Kamal entered into amendments to their respective employment agreements, pursuant to which they voluntarily agreed to forego any such contractual entitlement and that any non-equity based incentive compensation or equity awards for 2019 will be at the discretion of the Board.
Long‑Term Incentive Awards
Overview
Equity-based awards are an integral component of our executive compensation program. We believe that the named executive officers’ long-term compensation should be directly linked to the value we deliver to our stockholders. Equity awards to the named executive officers are designed to provide long-term incentive opportunities over a period of several years. Prior to the IPO, stock options were our preferred equity award because the options will not have any value unless the underlying shares of common stock appreciate in value following the grant date. Accordingly, awarding stock options causes more compensation to be “at risk” and further aligns our executive compensation with our long-term profitability and the creation of stockholder value. Currently, we award long-term incentive compensation in the form of stock options or restricted stock awards that vest over time. We believe this approach contributes to our ability to attract and retain key talent in our industry and aligns our executive team’s focus and contributions with the long-term strategic interests of our company and stockholders.
The Compensation Committee has typically evaluated various factors when making its determination with respect to the granting of equity-based awards to our named executive officers, rather than the adoption of a formal practice. Such factors have included the base salary and target cash incentive opportunity of each named executive officer, the value of the total compensation package and such other factors as the Compensation Committee deemed appropriate to attract and retain our highly qualified named executive officers.
We expect that the Board or the Compensation Committee will make annual awards of equity to employees, including the named executive officers. In addition, we typically grant equity-based awards upon an employee’s commencement of employment, and from time to time thereafter as the Board or the Compensation Committee deems appropriate to motivate, retain and reward named executive officers for their performance and our success. The Compensation Committee has in the past, and may in the future, make grants of equity outside of the annual grant in order to retain key employees, to compensate an employee in connection with a promotion or to compensate newly hired executives for equity or other benefits lost upon termination of their previous employment or to otherwise induce them to join us.
On March 9, 2018, as part of our annual equity incentive grants, Messrs. Carlucci, Kamal and Williamson received 63,547, 29,557 and 32,513 shares, respectively, of time vesting restricted stock (the “Time Shares”), and 32,737, 15,227 and 16,749 shares, respectively, of performance vesting restricted stock (the “Performance Shares”). The Time Shares vest in four annual installments beginning March 9, 2019, with 29.167% of such shares vesting on the first three anniversaries of the grant date and the remaining unvested shares vesting on the fourth anniversary. The Performance Shares vest on March 9, 2021 only to the extent of our achievement of two equally-weighted performance goals: business development and quality achievement. The business development performance goal is based on the total gross number of new dialysis facilities added between January 1, 2018 and December 31, 2019, either through de novo development or acquisition, without reduction for any facilities sold or merged during that period. The quality achievement performance goal will be deemed to have been met with respect to each of the payment years 2017, 2018 and 2019 if the average proportion of all outpatient dialysis facilities receiving a payment reduction under the End-Stage Renal Disease Quality Incentive Program, administered by the Centers for Medicare & Medicaid Services, for such year is lower than the average proportion of all national outpatient dialysis facilities receiving a payment reduction for such year.

For additional information with respect to outstanding equity awards held by our named executive officers, please see “—Outstanding Equity Awards at December 31, 2018” below.
Other Compensation
We provide named executive officers with certain perquisites that we believe aid the executives in their execution of our business. Depending on the officer, such benefits may include an annual car allowance; payments for term life insurance; payments for health insurance; and reimbursement for unutilized paid time off. For additional information on these perquisites and other benefits, please see the “Summary Compensation Table” above.
In addition, we permit Mr. Carlucci and Dr. Williamson to use our company-owned aircraft for personal travel. In 2018, the Board allotted 25 hours of personal travel to Mr. Carlucci and 10 hours of personal travel to Dr. Williamson, all of which were used. Any additional hours used were subject to reimbursement by the executive officer. From time to time, family members of each individual accompanied such individual on our company-owned aircraft. In May 2019, we commenced a process to sell the company-owned aircraft.
Retirement Plan
We maintain a qualified contributory retirement plan established under Section 401(k) of the Code, in which our employees, including our named executive officers, are eligible to participate. At this time, we do not match any employee contributions to the 401(k) plan.
Termination and Change in Control Provisions
As discussed above, we maintain employment agreements with each named executive officer that provide for certain payments and benefits upon their termination of employment for various reasons.
Payments Made Upon Termination Without Cause or for Good Reason. If a named executive officer’s employment was terminated by us without cause or by the named executive officer for good reason, the named executive officer would be entitled to receive:

•	continuation of base salary, at the then‑current level, for a period of 24 months, payable in installments in accordance with our normal payroll practices;

•
continuation of employee group health, life and disability plans until the earlier of (A) 24 months following the date of termination and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and

•	a pro rata portion of the officer’s bonus for the then‑current fiscal year based upon actual performance, payable at the time at which bonuses are normally paid.
In addition, if the buyer in a change of control fails to assume Dr. Williamson’s employment agreement, he will be entitled to the continuation of his base salary, at the then-current level, for a period of 24 months.
The term “cause” generally means the named executive officer’s (1) conviction of, or plea of guilty to, a crime if, as a result of his continued association with us, such crime is injurious to our business or reputation, (2) breach of duty of loyalty that is detrimental to us and involves his personal profit, (3) willful failure to perform his duties or to follow lawful directives of the Board, or (4) gross negligence or willful misconduct in the performance of his duties.

The term “good reason” generally means any substantial diminution of or substantial detrimental change in the executive’s responsibilities, salary or benefits, or relocation of the named executive officer’s principal office from the metropolitan Boston area.
Payments Made Upon Death or Termination of Employment by Reason of Disability. If a named executive officer’s employment is terminated by reason of death or disability, the executive or the executive’s estate, as the case may be, would be entitled to receive:

•	continuation of base salary, at the then‑current level, for a period of 12 months, payable in installments in accordance with our normal payroll practices;

•
continuation of employee group health, life and disability plans until the earlier of (A) 12 months following the date of termination; and (B) the date the executive is or becomes eligible for comparable coverage under health, life and disability plans of another employer; and

•	a pro rata portion of the executive’s bonus for the then‑current fiscal year based upon actual performance, payable at the time at which bonuses are normally paid.
In addition, regardless of the manner in which employment terminates, each named executive officer is entitled to receive amounts earned and accrued during the term of employment, including accrued but unpaid base salary through the date of termination, unreimbursed employment‑related expenses owed to the executive under our policies and accrued and vested benefits under our employee benefit plans. These payments and benefits do not differ from those provided to our other employees in connection with a termination of employment.
Change in Control. In the event of a change in control (as defined in the applicable award agreements and equity plan), all outstanding stock options and shares of restricted stock subject solely to time‑based vesting conditions (including those held by named executive officers), to the extent not then vested, will immediately fully vest on the date of a change in control. In the case of the Performance Shares, in the event a named executive officer is involuntarily terminated without cause or resigns for good reason, in either case within 24 months of the occurrence of a change in control, the Performance Shares will immediately fully vest on the date of such termination or resignation. Further, if the change in control occurs before December 31, 2019, the performance goals will be deemed to have been satisfied in full.
For additional information with respect to outstanding equity awards held by our named executive officers, please see “—Outstanding Equity Awards at December 31, 2018” below.
Restrictive Covenants
Each of our named executive officers is subject to certain restrictive covenants that apply during the named executive officer’s employment with us and through, in the case of Messrs. Carlucci and Kamal, the third anniversary of, and, in the case of Dr. Williamson, the six-month period following, the date of his termination of employment. However, solely in the case of a change in control, the restrictive period applicable to Messrs. Carlucci and Kamal will end on the later of (i) the third anniversary of the change in control and (ii) the first anniversary of the date of termination of employment. In addition, solely in the case of a change in control, we have the right to extend the restrictive period applicable to Mr. Carlucci or Mr. Kamal until the later of (a) the fifth anniversary of the change in control and (b) the first anniversary of the date of termination if we make a timely election and pay the executive an amount equal to 300% of his then current base salary in a lump sum.
During the applicable restrictive period, each of our named executive officers is prohibited from (1) soliciting any employee or contracting physician to terminate his or her relationship with us, (2) hiring any person who was employed by us at any time during the executive’s employment with us, (3) competing, directly or indirectly with us as an owner of any business (x) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities within 10 miles of any of our facilities, (y) engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities where the executive is involved in a program to establish joint ventures with nephrologists in the United States of America or (z) in the case of a termination of employment that occurs on or before the third anniversary of the date of the applicable employment agreement or which occurs after a change in control, engaged in the kidney dialysis business and/or the operation of kidney dialysis facilities in the United States of America, and (4) representing any other entity or business in conducting substantial negotiations with any nephrologists with whom the executive had conducted substantial negotiations on our behalf during the year immediately preceding the termination of the executive’s employment.

Each of our named executive officers is also subject to a confidentiality covenant prohibiting the named executive officer from disclosing our confidential information for an indefinite period and providing that we own all inventions, patents, discoveries and work product created by the named executive officer while employed by us.
Outstanding Equity Awards at December 31, 2018
The following table provides information regarding outstanding equity awards made to our named executive officers as of December 31, 2018.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares of Shares or Units of Stock that Have Not Vested ($)(11)
Joseph A. Carlucci	416,720	(1)	—		—		1.28	7/9/2020	—		—
	199,307	(2)	—		—		6.47	3/22/2023	—		—
	—		—		595,253	(6)	20.45	5/7/2024	—		—
	35,000	(3)	70,000	(3)	—		17.39	3/10/2027	—		—
	—		—		—		—	—	42,170	(7)	485,798
	—		—		—		—	—	63,547	(8)	732,061
	—		—		—		—	—	32,737	(9)	377,130

Syed T. Kamal	416,720	(1)	—		—		1.28	7/9/2020	—		—
	199,307	(2)	—		—		6.47	3/22/2023	—		—
	—		—		218,639	(6)	20.45	5/7/2024	—		—
	16,000	(3)	32,000	(3)	—		17.39	3/10/2027	—		—
	—		—		—		—	—	19,168	(7)	220,815
	—		—		—		—	—	29,557	(8)	340,497
	—		—		—		—	—	15,227	(9)	175,415

Don E. Williamson, M.D.	11,970	(4)	—		—		1.28	5/10/2021	—		—
	5,725	(2)	—		—		6.47	3/22/2023	—		—
	17,674	(5)	35,346	(5)	—		12.13	10/31/2027	—		—
	—		—		—		—	—	17,633	(10)	203,132
	—		—		—		—	—	32,513	(8)	374,550
	—		—		—		—	—	16,749	(9)	192,948
____________

(1)
Represents performance‑based vesting stock options that were granted on July 9, 2010. Half of these options were eligible to vest upon either (i) the attainment by Centerbridge of both a 2.5 times return on investment (“MOIC”) and a 20% internal rate of return (“IRR”) or (ii) the date the volume weighted average price (“VWAP”) per share of common stock for the prior 365 consecutive days was equal to or greater than $8.70 (the “2.5X Options”). The remaining half of these options were eligible to vest upon either (i) the attainment by Centerbridge of both a 3.0 times MOIC and a 25% IRR or (ii) the date the VWAP per share of common stock for the prior 365 consecutive calendar days was equal to or greater than $13.28 (the “3.0X Options”). If the option holder’s employment is terminated without cause, due to the option holder’s death or disability, or for good reason, as applicable, then all of the foregoing performance-vesting stock options will remain outstanding for a period of 12 months following the date of termination.

(2)
Represents time-based vesting stock options granted on March 10, 2017. One-third of these stock options vest and become exercisable on each of the first three anniversaries of the date of grant, subject generally to the named executive officer’s continued employment with us. Outstanding and unvested stock options will become fully vested upon a change in control that occurs while the named executive officer is employed by us.

(3)
Represents time‑based vesting stock options that were granted on March 22, 2013. Twenty percent of these stock options vested and became exercisable on each of the first five anniversaries of the date of grant, subject generally to the named executive officer’s continued employment with us. Outstanding and unvested stock options will become fully vested upon a change in control that occurs while the named executive officer is employed by us.

(4)
Represents performance‑based vesting stock options that were granted on May 10, 2011. Half of these options were 2.5X Options, and the remaining half were 3.0X Options. For a description of the applicable vesting terms, see footnote 1.

(5)
Represents time-based vesting stock options granted on October 31, 2017. One-third of these stock options vest and become exercisable on each of the first three anniversaries of September 19, 2017, the effective date of Dr. Williamson’s appointment, subject generally to the named executive officer’s continued employment with us. Outstanding and unvested stock options will become fully vested upon a change in control that occurs while the named executive officer is employed by us.

(6)
Represents performance‑based vesting stock options that were granted on May 7, 2014. Of these stock options, 198,419 vest with respect to Mr. Carlucci and 72,882 vest with respect to Mr. Kamal either (i) if our Consolidated EBITDA (as defined in our former first lien credit agreement, dated as of February 20, 2013, excluding a minority interest adjustment as defined therein), which has generally been equal to Adjusted EBITDA-NCI, as defined elsewhere in this Form 10-K, for any four consecutive and completed fiscal quarters commencing following the grant of the stock options, exceeds $200 million or (ii) on the date the VWAP per share of common stock is equal to or greater than $53.95 for the prior 60 consecutive trading days.

The remainder of these stock options vest on the date on which the average closing price of common stock for a 60 consecutive trading day period (together with the amount of any dividends paid per share of common stock since the date of grant) is equal to or greater than (x) $39.69 (with respect to half of the remaining stock options, which we refer to as the 2014 Plan Tranche A Options) or (y) $51.04 (with respect to the other half of the remaining stock options, which we refer to as the 2014 Plan Tranche B Options). Alternatively, after Centerbridge ceases to own a majority of the outstanding shares of common stock, these stock options also would vest on the date Centerbridge has received, in respect of shares transferred or sold by Centerbridge, cash (including through sale proceeds and dividends received in respect of such shares since the date of grant) in an amount equal to or exceeding the product of the number of shares transferred or sold by Centerbridge multiplied by (x) $39.69 (with respect to the 2014 Plan Tranche A Options) or (y) $51.04 (with respect to the 2014 Plan Tranche B Options).

(7)
Represents time-based vesting restricted stock that was granted on March 10, 2017. One-third of this stock award vests on each of the first three anniversaries of the date of grant, subject generally to the named executive officer’s continued employment with us. Outstanding and unvested stock awards will become fully vested upon a change in control that occurs while the named executive officer is employed by us.

(8)
Represents time-based vesting restricted stock that was granted on March 9, 2018. 29.167% of this stock award vests on each of the first three anniversaries of the date of grant and the remaining unvested shares vesting on the fourth anniversary, subject generally to the named executive officer’s continued employment with us. Outstanding and unvested stock awards will become fully vested upon a change in control that occurs while the named executive officer is employed by us.

(9)
Represents performance‑based vesting restricted stock that was granted on March 9, 2018. For a description of the applicable vesting terms, see “—Narrative Disclosure to Summary Compensation Table—Long-Term Incentive Awards.”

(10)
Represents time-based vesting restricted stock that was granted on October 31, 2017. One-third of this stock award vests on each of the first three anniversaries of September 19, 2017, the effective date of Dr. Williamson’s appointment, subject generally to the named executive officer’s continued employment with us. Outstanding and unvested stock awards will become fully vested upon a change in control that occurs while the named executive officer is employed by us.

(11)	Based on the closing price of the common stock on the NYSE on December 31, 2018 ($11.52), the last trading day of our fiscal year.
Outstanding stock option awards held by our named executive officers have an expiration date of ten years from the date of grant, and once vested, they may be exercised at any time prior to the expiration date. Upon a termination of employment for cause of any of our named executive officers, unvested stock options are forfeited. Upon a termination of a named executive officer for good reason or by us without cause, (1) unvested performance-based stock options remain outstanding and eligible to vest through the first anniversary of the applicable termination date, and (2) unvested time-based stock options are forfeited. If the employment of any of our named executive officers is terminated, vested stock options will expire on the earlier to occur of the tenth anniversary and:

•	in the case of a termination due to death or disability, one year following such termination,

•	in the case of a termination by us for cause, immediately upon such termination,

•	in the case of a termination by us without cause or any voluntary resignation by the executive, 90 days following such termination, and

•
solely with respect to stock options granted prior to April 26, 2016, in the case of a termination due to retirement (i.e., reaching age 65 with at least ten years of service with us), the third anniversary of the retirement date (or the date the executive engages in any activity that would breach his restrictive covenants, if earlier than the third anniversary of the retirement date).

Upon a termination of employment for any reason (including death or disability), unvested shares of restricted stock are forfeited.
For additional information with respect to outstanding equity awards held by our named executive officers, including vesting, please see “—Termination and Change in Control Provisions” above. For a description of the material features of our compensation plans, see “Note 19 - Stock-Based Compensation” to the notes to the consolidated financial statements.

Compensation of Directors
The following table provides, for the year ended December 31, 2018, summary information concerning the compensation of the current non-employee members of the Board of Directors (other than directors employed by Centerbridge, who do not receive additional compensation for service on the Board). The compensation paid to Joseph A. Carlucci, the Chairman and Chief Executive Officer, and Syed T. Kamal, the President, is presented in the section entitled “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(6)(7)	Total ($)
Michael E. Boxer(1)	80,000	130,015	210,015
Thomas W. Erickson(2)	90,000	130,015	220,015
Robert H. Fish(3)	65,000	130,015	195,015
John M. Jureller(4)	75,000	130,015	205,015
Patrick T. Ryan(5)	80,000	130,015	210,015
____________

(1)	Chairman of the Compliance Committee.

(2)	Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee and the Compliance Committee.

(3)	Member of the Audit Committee.

(4)	Chairman of the Audit Committee.

(5)	Member of the Audit Committee and the Compliance Committee.

(6)	Amounts reflect the aggregate grant date fair value of restricted stock awards granted during 2018, computed in accordance with FASB ASC Topic 718.

(7)
As of December 31, 2018, each of our non‑employee directors, other than Mr. Fish and directors affiliated with Centerbridge, held 11,450 stock options and 5,725 shares of restricted stock. As of December 31, 2018, Mr. Fish held 5,725 shares of restricted stock.

Narrative Disclosure to Director Compensation Table
Under our compensation program for non-employee directors, we pay each of our non-employee directors (other than directors employed by Centerbridge) a cash retainer for service on the Board and for service on each standing committee of which the director is a member. The chairman of each standing committee receives an additional retainer for such service. These retainers are payable in arrears in two installments semi-annually, provided that the amount of such payment will be prorated for any portion of such period that the director is not serving on the Board. The retainers paid to non-employee directors (other than directors employed by Centerbridge) for service on the Board and standing committees of the Board of which the director is a member are as follows:

	Member Annual Service Retainer ($)	Chairperson Additional Annual Service Retainer ($)
Board of Directors	55,000	—
Audit Committee	10,000	20,000
Compensation Committee	10,000	15,000
Nominating and Corporate Governance Committee	5,000	—
Compliance Committee	15,000	25,000
We also pay each non-employee director (other than directors employed by Centerbridge) a cash retainer of $15,000 for service on any special committee of the Board.
In addition, in 2018 the non-employee director compensation program provided for the grant of 5,725 shares of restricted stock to each non-employee director (other than directors employed by Centerbridge), all of which shares vested on March 19, 2019.
We may also reimburse directors for any reasonable expenses incurred by them in connection with services provided in such capacity. Other than the foregoing, we do not currently pay any other directors, whether employed by us or affiliated with Centerbridge, any compensation for their services as directors.

Consulting Agreement
On March 25, 2019, we entered into an independent contractor's agreement (“the Consulting Agreement”) with ECG Ventures, Inc. (“ECGV”), an entity wholly owned by Thomas W. Erickson, a member of the Board. Under this agreement, ECGV makes available the services of Mr. Erickson as a non-employee senior advisor to provide us with general strategic and management consulting services. The agreement may be terminated by either party on 30 days’ prior written notice, subject to Board approval in the event of a termination by us. The agreement provides for a base fee of $100,000 per month during the term of the agreement, plus both a restatement fee and a performance fee. The restatement fee is payable upon the filing of this Form 10-K. The restatement fee is approximately $500,000, representing the aggregate base fee earned by ECGV through the date of filing of this Form 10-K. The performance fee, which is payable at the end of the term of the agreement, is equal to the aggregate base fee through the date of termination of the agreement less the amount of the restatement fee paid to ECGV. We will also reimburse ECGV for reasonable and documented business and travel expenses incurred in the performance of its services and agreed to reimburse ECGV for up to $50,000 for reasonable legal fees incurred by ECGV or Mr. Erickson in connection with the negotiation of the Consulting Agreement, of which $6,032 in legal fees was incurred.
Compensation Committee Interlocks and Insider Participation
Throughout 2018, the Compensation Committee consisted of Thomas W. Erickson, Jared S. Hendricks and Steven M. Silver. None of the members of the Compensation Committee has at any time been one of our executive officers or employees. During the last completed fiscal year, none of our executive officers served on the compensation committee or board of directors of any other entity that had one or more executive officers who served as a member of the Board of Directors or Compensation Committee. Each of Messrs. Hendricks and Silver is a Senior Managing Director of Centerbridge, an entity with which we are party to transactions described under “Item 13. Certain Relationships and Related Transactions, and Director Independence-Certain Related Party Transaction.” We are also party to a Consulting Agreement with ECG Ventures, Inc., an entity wholly owned by Thomas W. Erickson, as described under “—Compensation of Directors—Consulting Agreement.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Ownership of Securities
The following table sets forth information regarding the beneficial ownership of shares of common stock as of July 31, 2019 by (1) each person known to us to beneficially own more than 5% of our outstanding common stock, (2) each director and named executive officer and (3) all of the directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC.
The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise set forth in the footnotes below, (1) each beneficial owner possesses, to our knowledge, sole voting and investment power with respect to the shares listed, subject to community property laws where applicable, and (2) the address of each beneficial owner is in care of American Renal Associates Holdings, Inc., 500 Cummings Center, Suite 6550, Beverly, Massachusetts 01915.
As of July 31, 2019, there were 32,560,043 of common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (%)
Principal Stockholders:
Centerbridge Capital Partners, L.P. and certain affiliated entities(1)	17,615,836	54.1
Van Berkom & Associates Inc.(2)	2,767,539	8.5
Directors, Director Nominees and Named Executive Officers:
Joseph A. Carlucci(3)	1,482,505	4.5
Syed T. Kamal(4)	1,369,623	4.1
Don E. Williamson(5)	145,129	*
Michael E. Boxer(6)	82,009	*
Susanne V. Clark(1)	—	—
Thomas W. Erickson(7)	49,296	*
Robert H. Fish	13,296	*
Jared S. Hendricks(1)	—	—
John M. Jureller(8)	30,976	*
Patrick T. Ryan(9)	30,976	*
Steven M. Silver(1)	—	—
Directors and executive officers as a group (12 persons)(10)	3,203,810	9.4
____________
*Less than one percent.

(1)
Comprised of 16,893,850 shares owned by Centerbridge Capital Partners, L.P. (together with its affiliates, “Centerbridge”), 523,697 shares owned by Centerbridge Capital Partners Strategic, L.P. and 198,289 shares owned by Centerbridge Capital Partners SBS, L.P. Centerbridge Associates, L.P. is the general partner of both Centerbridge Capital Partners, L.P. and Centerbridge Capital Partners Strategic, L.P., and Centerbridge Cayman GP Ltd. is the general partner of Centerbridge Associates, L.P. CCP SBS GP, LLC is the general partner of Centerbridge Capital Partners SBS, L.P. Jeffrey H. Aronson and Mark T. Gallogly are directors of Centerbridge Cayman GP Ltd. and managing members of CCP SBS GP, LLC. Messrs. Aronson and Gallogly are also the co-founders and managing principals of Centerbridge Partners, L.P., which is an affiliate of these entities but not a beneficial owner of shares of common stock. The business address of each of the entities and persons identified in this note is 375 Park Avenue, New York, New York 10152.

Steven Silver, Jared Hendricks and Susanne Clark, each a Senior Managing Director of Centerbridge Partners, L.P. and a direct and indirect owner of interests in Centerbridge Capital Partners, L.P., Centerbridge Capital Partners SBS, L.P. and Centerbridge Capital Partners Strategic, L.P., disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.

(2)
Based on a Schedule 13G filed with the SEC on February 11, 2019 reporting ownership as of December 31, 2018. The business address of Van Berkom & Associates Inc. is 1130 Sherbrooke Street West, Suite 1005, Montreal, Quebec H3A 2M8, Canada.

(3)
Includes (a) 686,027 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019, (b) 98,835 shares of restricted stock, (c) 392,572 shares owned by the U.S. Trust Company of Delaware, Trustee or its successor in trust under the Mary F. Carlucci Dynasty Trust dated October 21, 2012, and (d) 261,713 shares owned by the U.S. Trust Company of Delaware, Trustee or its successor in trust under the Joseph A. Carlucci Dynasty Trust dated October 21, 2012.

(4)
Includes (a) 648,027 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019 and (b) 45,748 shares of restricted stock.

(5)
Includes (a) 53,042 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019 and (b) 57,412 shares of restricted stock.

(6)
Includes 11,450 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019. Shares are beneficially owned through Black Diamond Partners LLC, JJ Bark LLC and Tribeca Investments LLC, all of which Mr. Boxer shares ownership with family members, except for 24,045 shares beneficially owned through The Enterprise Group Ltd., of which Mr. Boxer is the sole owner, and 13,801 shares and the shares issuable upon exercise of options, which are directly held by Mr. Boxer.

(7)
Includes (a) 11,450 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019, and (b) 18,320 shares beneficially owned through OTS Investments, Ltd., a family partnership in which Mr. Erickson and his wife are co‑general partners (each having a 0.5% ownership interest in the partnership) and their three children’s trusts are limited partners (each having a 33% ownership interest).

(8)	Includes 11,450 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019.

(9)	Includes 11,450 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019.

(10)
Includes (a) 1,432,896 shares of common stock issuable upon exercise of options that are currently exercisable and/or exercisable within 60 days after July 31, 2019 and (b) 201,995 shares of restricted stock.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth, as of December 31, 2018, information related to our compensation plans under which common stock may be issued.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2016 Omnibus Incentive Plan	1,106,578	$18.25	2,056,620
Equity compensation plans not approved by security holders(3)
2005 Stock Incentive Plan	11,120	$0.69	— (4)
2010 Stock Incentive Plan	3,859,143	$14.78	— (4)
2011 Stock Option Plan for Nonemployee Directors	34,350	$26.13	— (4)
Total	5,011,191		2,056,620
____________

(1)	Consists of stock options.

(2)	Reflects the weighted-average exercise price of stock options.

(3)
For additional information concerning, and a narrative description of, the material terms of our equity compensation plans, see the discussion in “Note 19 - Stock-Based Compensation” of the notes to the consolidated financial statements.

(4)	No additional awards will be granted under the 2005 Stock Incentive Plan, the 2010 Stock Incentive Plan or the 2011 Stock Option Plan for Nonemployee Directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Statement of Policy Regarding Transactions with Related Persons
The Board of Directors has adopted a written Related Person Transaction Policy to assist it in reviewing, approving and ratifying transactions with related persons and to assist us in the preparation of related disclosures required by the SEC. This Related Person Transaction Policy supplements our other policies that may apply to transactions with related persons, such as the Corporate Governance Guidelines of the Board and the Code of Ethics and Conduct.
The Related Person Transaction Policy requires all “related persons” covered by the policy to promptly disclose to our general counsel the details of any related person transaction. The general counsel will then promptly communicate that information to the Board. The Related Person Transaction Policy provides that such transactions must then be reviewed and approved or ratified by an approving body comprised of the disinterested members of the Board or any committee of the Board.
In reviewing transactions with related persons, the approving body will consider all relevant facts and circumstances, including:

•	the relationship of the related person to our company;

•	the nature and extent of the related person’s interest in the transaction;

•	the material terms of the transaction;

•	the importance and fairness of the transaction both to us and to the related person;

•	the business rationale for engaging in the transaction;

•	whether the transaction would likely impair the judgment of a director or executive officer to act in our best interests;

•	whether the value and the terms of the transaction are substantially similar as compared to those of similar transactions we have previously entered into with non-related persons, if any; and

•	any other matters that management or the approving body deems appropriate.

The approving body will not approve or ratify any related person transaction unless it determines in good faith that, upon consideration of all relevant information, the related person transaction is in, or is not inconsistent with, our best interests. The approving body may also conclude, upon review of all relevant information, that the transaction does not constitute a related person transaction and thus that no further review is required under the policy.
Generally, the Related Person Transaction Policy applies to any current or proposed transaction that would be required to be disclosed pursuant to Item 404(a) of Regulation S-K in which:

•	we were or are to be a participant;

•	the amount involved exceeds $120,000; and

•
any related person (i.e., a director, director nominee, executive officer, greater than 5% beneficial owner and any immediate family member of such person) had or will have a direct or indirect material interest.

All of the related party transactions described below have been approved in accordance with the Related Person Transaction Policy.
Certain Related Party Transactions
The following is a summary of related person transactions from January 1, 2018 through the date of this Form 10-K required to be disclosed pursuant to Item 404(a) of Regulation S-K. For a summary of related party transactions from January 1, 2017 through the date of our definitive proxy statement for our 2018 Annual Meeting of Stockholders, see “Transactions with Related Persons—Certain Related Party Transactions” in such definitive proxy statement, filed with the SEC on March 16, 2018, which section is incorporated herein by reference.
Stockholders Agreement
We are party to an amended and restated stockholders agreement with Centerbridge and certain of our executive officers. Our amended and restated stockholders agreement provides that until we cease to be a controlled company, Centerbridge will have the right to designate a majority of our directors. After we cease to be a controlled company, Centerbridge will continue to have the right to designate nominees to the Board, subject to the maintenance of certain ownership requirements in the Company. Centerbridge has the right to nominate to the Board a number of designees equal to: (i) the lowest whole number that is 40% or greater of the total number of directors, so long as Centerbridge beneficially owns at least 40% (but 50% or less) of the shares of common stock entitled to vote generally in the election of our directors; (ii) the lowest whole number that is 30% or greater of the total number of directors, so long as Centerbridge beneficially owns at least 30% (but less than 40%) of the shares of common stock entitled to vote generally in the election of our directors; (iii) the lowest whole number that is 20% or greater of the total number of directors, so long as Centerbridge beneficially owns at least 20% (but less than 30%) of the shares of common stock entitled to vote generally in the election of our directors; and (iv) one director, so long as Centerbridge beneficially owns at least 15% (but less than 20%) of the shares of common stock entitled to vote generally in the election of our directors. In addition, our amended and restated stockholders agreement provides that Joseph A. Carlucci and Syed T. Kamal will each be nominated to the Board, and Centerbridge will vote for each of them to be a director of the Company: (x) with respect to Mr. Carlucci, for so long as he is Chief Executive Officer, and with respect to Mr. Kamal, for so long as he is President; or, in each case, (y) unless he is terminated for cause or resigns without good reason, for so long as he beneficially owns (together with his family or any trust or similar vehicle established for the benefit of his family) more than 40% of the shares of common stock owned by him as of the completion of the IPO in April 2016.
Registration Rights Agreement
We are party to an amended and restated registration rights agreement with Centerbridge, certain executive officers and other stockholders. Centerbridge is entitled to certain “demand” registration rights with respect to non‑shelf registered offerings, shelf registration and shelf “takedown” offerings under the Securities Act of 1933 of their shares of common stock. Centerbridge and the other stockholders, including certain executive officers and other stockholders, that are a party to our amended and restated registration rights agreement, as amended, are entitled to certain “piggyback” registration rights with respect to the registration of the sale of their shares of common stock under the Securities Act of 1933. Our amended and restated registration rights agreement, as amended, also provides that we will pay certain expenses relating to such registrations and indemnify such holders who have registration rights against certain liabilities that may arise under the Securities Act of 1933. Pursuant to this agreement, on July 18, 2017, we filed a registration statement on Form S-3 to register for possible resale, from time to time, an aggregate of 19,017,413 shares of common stock, comprised of all 17,615,836 shares of common stock held by Centerbridge, 718,040 shares held by Mr. Carlucci and 683,537 shares held by Mr. Kamal. This registration statement was declared effective by the SEC on March 19, 2018. However, none of Centerbridge or Messrs. Carlucci or Kamal will be able to use such Form S-3 for resales of stock held by them until we have been deemed to have timely filed all periodic reports required under the Exchange Act for at least one year.
Income Tax Receivable Agreement
We are party to an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, including Centerbridge and the executive officers, that provides for the payment by us to each pre-IPO stockholder, on a pro rata basis, of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) (“Option Deductions”) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of April 19, 2016 ( “Relevant Stock Options”).
For purposes of the TRA, cash savings in income tax will be computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had we not been able to utilize the tax benefits subject to the TRA. The term of the TRA commenced upon consummation of the IPO and will continue until all Relevant Stock Options have either been exercised or lapsed and all Option Deductions have been utilized or, if earlier, two years after all Relevant Stock Options have either been exercised or lapsed.
Our pre-IPO stockholders will not reimburse us for any payments previously made if the tax benefits giving rise to any payments under the TRA are subsequently disallowed (although future payments would be adjusted to the extent possible to reflect the result of such disallowance). As a result, in such circumstances we could make payments under the TRA that are greater than our actual cash tax savings.
While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of common stock at the time of such exercise, we expect that the payments that we make during the term of the TRA will be material.
In addition, the TRA provides that upon certain mergers, consolidations, acquisitions, asset sales, other changes of control (including changes of continuing directors) or our complete liquidation, the TRA is terminable with respect to certain Relevant Stock Options at the election of Centerbridge (or its assignee). If Centerbridge (or its assignee) elects to terminate the TRA with respect to such Relevant Stock Options, we will be required to make a payment equal to the present value of future payments under the TRA with respect to such Relevant Stock Options, which payment would be based on certain assumptions, including those relating to our future taxable income. If Centerbridge (or its assignee) does not elect to terminate the TRA with respect to such Relevant Stock Options upon a change of control, subsequent payments under the TRA will be calculated assuming that we have sufficient taxable income to utilize any available Option Deductions, in which case we may be required to make payments under the TRA that exceed our actual cash savings as a result of the Option Deductions in the taxable year.
In the event that we breach any of our material obligations under the TRA, whether as a result of our failure to make any payment when due, failure to honor any other material obligation under it or otherwise, then all our payment and other obligations under the TRA could be accelerated and become due and payable applying the same assumptions described above. Such payments could be substantial and could exceed our actual cash tax savings under the TRA.
We have the right to terminate the TRA at any time. If we terminate the TRA, our payment and other obligations under the TRA will be accelerated and will become due and payable, also applying assumptions similar to those described above, except that if we terminate the TRA at a time during which any Relevant Stock Options remain outstanding, the value of the common stock that would be delivered as a result of the exercise of such Relevant Stock Options will be assumed to be the value of common stock at such time plus a premium on such value, determined as of the date the TRA is terminated. The premium is 20% if we terminate the TRA after April 26, 2019 but on or before April 26, 2020, 10% if we terminate the TRA after April 26, 2020 but on or before April 26, 2021 and 0% if we terminate the TRA after April 26, 2021. Any such termination payments could be substantial and could exceed our actual cash tax savings under the TRA.
Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. To the extent that we are unable to make payments under the TRA, such payments will generally accrue interest at a rate equal to the London Interbank Offered Rate plus 500 basis points from the due date until paid; however, if we are unable to make payments under the TRA because we do not have sufficient cash to make such payments as a result of limitations imposed by existing credit agreements to which we or any of our subsidiaries is a party, such payments will accrue interest at a rate equal to London Interbank Offered Rate plus 100 basis points from the due date until paid.
Since January 1, 2018, payments under the TRA to each of Messrs. Carlucci, Kamal, Williamson and Costa totaled $187,748, $187,748, $6,229, and $3,909, respectively, all of which were paid in April 2018. In addition, since January 1, 2018, payments under the TRA to Jonathan Wilcox, our former Chief Financial Officer, totaled $937, which was paid in April 2018.
Since January 1, 2018, payments under the TRA to Centerbridge totaled $5.1 million, all of which was paid in April 2018.
TLH Interests and Loan Servicing Agreement
The de novo clinic development costs of some of our joint venture subsidiaries are partly financed through revolving loans provided by our wholly owned operating subsidiary, American Renal Associates LLC (“ARA”), and term loans provided by Term Loan Holdings, LLC (“TLH”). In connection with the IPO on April 26, 2016, we transferred to TLH substantially all of the then-existing intercompany term loans (“assigned clinic loans”) provided to our joint venture subsidiaries by ARA.  In connection with such transfer, we distributed all of the membership interests in TLH, which had been wholly owned by ARA, to our pre-IPO stockholders pro rata in accordance with their ownership in the Company (the “TLH Distribution”). Accordingly, certain of our executive officers and directors and affiliates of Centerbridge own economic interests in TLH. A Centerbridge entity, which does not hold any economic interest in TLH, is the manager of TLH.
The following table sets forth the percentage membership interests held as of December 31, 2018 by Centerbridge and our executive officers and directors who own interests in TLH, and the approximate dollar values of such interests, based on the $5.1 million aggregate principal amount of assigned clinic loans outstanding as of December 31, 2018.

Related Person	TLH Interests (%)	Value ($) (dollars in thousands)
Centerbridge	79.3	4,025.5
Joseph A. Carlucci	2.9	149.5
Syed T. Kamal	2.9	149.5
Michael E. Boxer	*	11.7
Don E. Williamson, M.D.	*	5.0
Thomas W. Erickson	*	4.2
Michael R. Costa	*	3.1
Jonathan L. Wilcox	*	0.7
____________
* Less than one percent.
As of December 31, 2018, the assigned clinic loans had maturities ranging from February 2019 to July 2020, with a weighted average maturity of approximately 0.9 years (December 2019), and a weighted average interest rate of 5.1%. Fixed principal and interest payments with respect to such assigned clinic term loans are payable monthly. For the year ended December 31, 2018, an aggregate of approximately $6.0 million in principal payments to TLH were made on the assigned clinic loans. Based on their proportionate interests in TLH, Centerbridge received approximately $4.8 million, and each of Messrs. Carlucci and Kamal received approximately $177,000, in value of these principal payments. Each assigned clinic loan is and will continue to be guaranteed by us and the applicable joint venture partner or partners in proportion to our respective ownership interests in the applicable joint venture. We guaranteed approximately $2.8 million of the assigned clinic loans outstanding as of December 31, 2018.
TLH is entitled to receive all interest and principal paid on the assigned clinic loans pursuant to the terms of a loan servicing agreement entered into between ARA and TLH (the “Loan Servicing Agreement”). ARA continues to administer and manage the assigned clinic loans as servicer pursuant to the Loan Servicing Agreement. ARA is entitled to be paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between ARA and TLH. The Loan Servicing Agreement provides that, at such time when the principal amount of assigned clinic loans outstanding is less than 10% of the amount outstanding as of the date of the agreement, TLH will have the right to require ARA to repurchase all of the outstanding assigned clinic loans and, additionally, ARA will have the right to require TLH to sell all of the outstanding assigned clinic loans to ARA, at a purchase price equal to the aggregate principal amount of the assigned clinic loans outstanding. As manager of TLH, Centerbridge may also be entitled to reimbursement for reasonable expenses incurred in the course of its duties pursuant to the amended and restated limited liability company agreement of TLH but will not be entitled to any additional compensation for acting as managing member.
Transactions with Dr. Williamson
Software Services
Our Chief Operating Officer, Dr. Williamson, and his wife, Karon Williamson, own 51% and 2.5%, respectively, of Kinetic Decision Solutions LLC (“Kinetic”), a company from which we license software relating to electronic medical record solutions. Dr. Williamson is also co-founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, we paid Kinetic $317,735 during 2018 and $139,757 during 2019 through June 30, 2019.
Clinic Joint Ventures and Loans
Dr. Williamson and Spousal Limited Access Trust, Karon P. Williamson Trustee, a trust in which Dr. Williamson’s wife is trustee and beneficiary, are partners in certain of our clinic joint ventures. The clinics in which Dr. Williamson and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through ARA and have a portion of their financing in the form of term loans held by TLH. See “—TLH Interests and Loan Servicing Agreement” above for a discussion of the interest of Dr. Williamson in TLH. As of January 1, 2018 and June 30, 2019, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to our joint ventures in which Dr. Williamson and/or his spousal trust have an ownership interest was approximately $6.0 million and $3.2 million, respectively. As of June 30, 2019, such loans had maturities ranging from January 2020 to August 2024, with a weighted average maturity of approximately 3.4 years (December 2022), and a weighted average interest rate of 4.9%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by us and Dr. Williamson and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, Dr. Williamson and/or his spousal trust guaranteed $917,330 and $603,688 of such outstanding loans as of January 1, 2018 and June 30, 2019, respectively.
Clinic Lease
Dr. Williamson owns a 13.3% interest in an entity from which we lease space for a dialysis clinic. Under the lease agreement, we paid this entity $103,274 in 2017, $108,000 in 2018 and $54,000 through the six months ended June 30, 2019. Based on his proportionate ownership interest in such entity, Dr. Williamson received $13,735 in 2017, $14,364 in 2018 and $7,182 in the six months ended June 30, 2019.
Certain Family Relationships
Nicholas J. Carlucci, our Vice President of Financial Operations, is the son of our Chief Executive Officer. For the year ended December 31, 2018, his compensation, including salary, bonuses, equity awards and other benefits, totaled $325,970. This amount includes a grant of 2,240 shares of restricted stock with an initial grant-date fair value of $50,019.
Director Independence and Independence Determinations
Under our Corporate Governance Guidelines and NYSE rules, a director is not independent unless the Board affirmatively determines that he or she does not have a material relationship with us or any of our subsidiaries (either directly or as a partner, stockholder or officer of an organization that has a relationship with us or any of our subsidiaries).
Our Corporate Governance Guidelines define an “independent” director in accordance with Section 303A.02 of the NYSE’s Listed Company Manual. In addition, audit and compensation committee members are subject to the additional independence requirements of applicable SEC rules and NYSE listing standards. Our Corporate Governance Guidelines require the Board to review the independence of all directors at least annually.
In the event a director has a relationship with our company that is relevant to his or her independence and is not addressed by the objective tests set forth in the NYSE independence definition, the Board will determine, considering all relevant facts and circumstances, whether such relationship is material.

The Board has affirmatively determined that each of our directors, other than Messrs. Carlucci, Kamal and Erickson, is independent under the guidelines for director independence set forth in our Corporate Governance Guidelines and the applicable NYSE listing standards, including with respect to committee membership with respect to the committees, if any, on which they serve. In making the director independence determinations, the Nominating and Corporate Governance Committee and the Board considered the fact that Messrs. Hendricks and Silver, and Ms. Clark, are employed by Centerbridge Partners, L.P., affiliates of which received payments from us during 2016 pursuant to a transaction fee and advisory services agreement that was terminated in April 2016, and the fact that Mr. Ryan is the Chief Executive Officer of Press Ganey Associates, Inc., which has provided, and continues to provide, patient and physician satisfaction surveys to us. Payments received by Centerbridge and Press Ganey, respectively, pursuant to the foregoing transactions did not exceed the greater of $1 million or 2% of their respective consolidated gross revenues in any of the last three fiscal years. Mr. Erickson continues to serve on the Compensation Committee and the Nominating and Corporate Governance Committee based on our reliance on the “controlled company” exception described below.
Controlled Company Exception
Centerbridge beneficially owns shares representing a majority in voting power of our shares eligible to vote in the election of directors, as shown under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Ownership of Securities.” As a result, we are a “controlled company” within the meaning of the NYSE corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements that (1) a majority of its board of directors consist of independent directors, (2) its board of directors have a compensation committee that is comprised entirely of independent directors, with a written charter addressing the committee’s purpose and responsibilities, and (3) its board of directors have a nominating and corporate governance committee that is comprised entirely of independent directors, with a written charter addressing the committee’s purpose and responsibilities. Although, as disclosed above, as of the date of this Form 10-K, a majority of the Board consists of independent directors, we currently utilize the foregoing “controlled company” exemptions relating to the composition of compensation committees and nominating and corporate governance committees to permit Mr. Erickson, a non-independent director, to serve on each such committee. In the event that we cease to be a “controlled company” and our shares continue to be listed on the NYSE, we will be required to comply with the NYSE corporate governance standards and, depending on the Board’s independence determination with respect to our then-current directors, we may be required to add additional directors to the Board in order to achieve such compliance within the applicable transition periods. See ”Item 1A. Risk Factors—We are a “controlled company” within the meaning of the NYSE rules and the rules of the SEC. As a result, we qualify for, and are relying on, exemptions from certain corporate governance requirements that provide protection to stockholders of other companies.”
Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees
The following table presents fees for professional services rendered by our independent registered public accounting firm, Grant Thornton LLP, for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
Fee Category	2018	2017
Audit fees(1)	3,000,000	659,364
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	2,500	2,500
Total:	$3,002,500	$661,864

(1)
Includes the aggregate fees billed in each of the last two fiscal years for professional services rendered for the audit of our annual consolidated financial statements, reviews of quarterly consolidated financial statements and related reports and reviews of registration statements and certain periodic reports filed with the SEC. The fees are for services that are normally provided in connection with statutory or regulatory filings or engagements. The increase from 2017 to 2018 primarily related to the Restatement.

(2)	Includes fees related to use of the Grant Thornton LLP portal.
After consideration and discussion, the Audit Committee concluded that providing the non-audit services shown in this table is compatible with maintaining Grant Thornton LLP’s independence.

Pre-Approval Policy for Services of Independent Registered Public Accounting Firm
Consistent with SEC rules regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of the independent registered public accounting firm. In exercising this responsibility, the Audit Committee approves all audit and non-audit services that are to be performed by our independent registered public accounting firm and, subject to the next sentence, pre-approves all audit and permitted non-audit services provided by any independent registered public accounting firm prior to each engagement. The Audit Committee may delegate the authority to review and pre-approve (including, solely to the extent possible, the estimated fees and terms thereof), any such services to one or more independent members, provided that any such pre-approval is presented to the full Audit Committee at the next regularly scheduled meeting.

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

See Exhibit Index.

Item 16. Form 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
American Renal Associates Holdings, Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of American Renal Associates Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Restatement of previously issued financial statements
As discussed in Note 3, the 2017 and 2016 consolidated financial statements have been restated to correct for certain errors.

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

Boston, Massachusetts
September 4, 2019

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	As of December 31, 2018	As of December 31, 2017	As of December 31, 2016
		(restated)	(restated)
Assets
Cash	$55,200	$71,511	$100,905
Accounts receivable, less allowance for doubtful accounts of $3,270, $8,676, and $9,733 at December 31, 2018, 2017, and 2016, respectively	99,526	112,642	130,211
Inventories	11,433	4,665	4,676
Prepaid expenses and other current assets	28,127	24,998	18,498
Current assets held for sale	577	—	—
Total current assets	194,863	213,816	254,290
Property and equipment, net of accumulated depreciation	180,268	168,537	170,118
Deferred tax assets	—	—	10,349
Intangible assets, net of accumulated amortization	24,628	25,368	25,626
Other long-term assets	14,745	9,285	6,753
Goodwill	571,339	573,145	573,092
Total assets	$985,843	$990,151	$1,040,228
Liabilities and Equity
Accounts payable	$59,082	$33,421	$31,127
Accrued compensation and benefits	34,587	28,985	29,103
Accrued expenses and other current liabilities	61,116	64,575	63,022
Current portion of long-term debt	42,855	44,534	48,274
Total current liabilities	197,640	171,515	171,526
Long-term debt, less current portion	517,511	515,554	522,058
Income tax receivable agreement payable	3,700	7,500	21,200
Other long-term liabilities	24,813	14,880	11,670
Deferred tax liabilities	3,169	422	—
Total liabilities	746,833	709,871	726,454
Commitments and contingencies (Notes 21 and 22)
Noncontrolling interests subject to put provisions	129,099	130,438	150,049
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,603,846, 32,034,439, and 30,894,962 issued and outstanding at December 31, 2018, December 31, 2017, and December 31, 2016, respectively	196	193	184
Additional paid-in capital	105,715	99,098	100,687
Receivable from noncontrolling interests	(506)	(358)	(544)
Accumulated deficit	(164,451)	(135,898)	(131,301)
Accumulated other comprehensive income (loss), net of tax	76	(891)	(100)
Total American Renal Associates Holdings, Inc. deficit	(58,970)	(37,856)	(31,074)
Noncontrolling interests not subject to put provisions	168,881	187,698	194,799
Total equity	109,911	149,842	163,725
Total liabilities and equity	$985,843	$990,151	$1,040,228

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except for share data)

	For the Years Ended December 31,
	2018	2017	2016
		(restated)	(restated)
Patient service operating revenues	$805,776	$737,318	$772,221
Provision for uncollectible accounts	—	(8,316)	(5,441)
Net patient service operating revenues	805,776	729,002	766,780

Operating expenses:
Patient care costs	570,009	483,101	452,453
General and administrative	101,101	102,093	127,921
Transaction-related costs (Notes 2, 4 and 15)	856	717	2,239
Gain on business interruption insurance (Note 2)	(375)	—	—
Depreciation and amortization	39,802	37,634	33,862
Certain legal and other matters (Note 22)	39,061	15,249	6,779
Total operating expenses	750,454	638,794	623,254
Operating income	55,322	90,208	143,526
Interest expense, net	(32,632)	(29,309)	(35,959)
Loss on early extinguishment of debt	—	(526)	(4,708)
Change in fair value of income tax receivable agreement	2,673	7,234	1,286
Income before income taxes	25,363	67,607	104,145
Income tax expense	2,896	9,471	2,479
Net income	22,467	58,136	101,666
Less: Net income attributable to noncontrolling interests	(51,234)	(62,733)	(98,520)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	(28,767)	(4,597)	3,146
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(2,566)	(11,503)	(10,067)
Net loss attributable to common shareholders	$(31,333)	$(16,100)	$(6,921)

Loss per share (Note 18):
Basic	$(0.98)	$(0.52)	$(0.25)
Diluted	$(0.98)	$(0.52)	$(0.25)
Weighted-average number of common shares outstanding
Basic	31,965,844	31,081,824	28,118,673
Diluted	31,965,844	31,081,824	28,118,673
Cash dividends declared per share	$—	$—	$1.30

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
		(restated)	(restated)
Net income	$22,467	$58,136	$101,666
Unrealized gain (loss) on derivative agreements, net of tax	1,181	(791)	401
Total comprehensive income	23,648	57,345	102,067
Less: Comprehensive income attributable to noncontrolling interests	(51,234)	(62,733)	(98,520)
Total comprehensive (loss) income attributable to American Renal Associates Holdings, Inc.	$(27,586)	$(5,388)	$3,547

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except for share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit) for the Years Ended
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance, December 31, 2015 (As Restated)	$117,575	22,213,967	$98	$—	$(529)	$(122,279)	$(501)	$(123,211)	$188,843
Net income (loss)	28,162	—	—	—	—	3,146	—	3,146	70,358
Stock‑based compensation	—	—	—	40,285	—	—	—	40,285	—
Exercise of stock options	—	55,995	—	(186)	—	—	—	(186)	—
Issuance of common stock sold in initial public offering, net of offering expense of $19,619	—	8,625,000	86	170,045	—	—	—	170,131	—
Cash dividends, $1.30 per common share	—	—	—	(28,886)	—	—	—	(28,886)	—
Cash dividend equivalents paid on share-based payments	—	—	—	(1,355)	—	—	—	(1,355)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(6,688)	—	—	—	(6,688)	—
Non-cash dividends	—	—	—	(26,233)	—	—	—	(26,233)	—
Income tax receivable agreement dividend	—	—	—	(23,400)	—	—	—	(23,400)	—
Distributions to noncontrolling interests	(27,048)	—	—	—	—	—	—	—	(67,419)
Contributions from noncontrolling interests	3,249	—	—	—	(15)	—	—	(15)	4,236
Purchases of noncontrolling interests	—	—	—	(7,680)	—	—	—	(7,680)	(717)
Sales of noncontrolling interests	127	—	—	99	—	—	—	99	—
Reclassification and other adjustments	502	—	—	—	—	—	—	—	(502)
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	401	401	—
Change in fair value of noncontrolling interests	27,482	—	—	(15,314)	—	(12,168)	—	(27,482)	—
Balance, December 31, 2016 (As Restated)	$150,049	30,894,962	$184	$100,687	$(544)	$(131,301)	$(100)	$(31,074)	$194,799
Net income (loss)	17,224	—	—	—	—	(4,597)	—	(4,597)	45,509
Stock‑based compensation	—	—	—	15,872	—	—	—	15,872	—
Exercise of stock options	—	861,866	9	2,371	—	—	—	2,380	—
Issuance of Restricted Stock	—	277,611	—	—	—	—	—	—	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(2,880)	—	—	—	(2,880)	—
Distributions to noncontrolling interests	(23,656)	—	—	—	—	—	—	—	(55,822)
Contributions from noncontrolling interests	3,015	—	—	—	186	—	—	186	3,321
Purchases of noncontrolling interests	(25,317)	—	—	(7,566)	—	—	—	(7,566)	(353)
Sales of noncontrolling interests	32	—	—	231	—	—	—	231	(282)
Reclassification and other adjustments	(526)	—	—	—	—	—	—	—	526
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	(791)	(791)	—
Change in fair value of noncontrolling interests	9,617	—	—	(9,617)	—	—	—	(9,617)	—

Balance, December 31, 2017 (As Restated)	$130,438	32,034,439	$193	$99,098	$(358)	$(135,898)	$(891)	$(37,856)	$187,698
Net income	13,633	—	—	—	—	(28,767)	—	(28,767)	37,601
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock‑based compensation	—	—	—	5,721	—	—	—	5,721	—
Exercise of stock options	—	348,442	3	1,395	—	—	—	1,398	—
Issuance of restricted stock	—	359,691	—	—	—	—	—	—	—
Forfeiture of restricted stock options	—	(70,382)	—	—	—	—	—	—	—
Common stock repurchases for tax withholdings of net settlement of equity awards	—	(49,406)	—	(417)	—	—	—	(417)	—
Vested restricted stock awards withheld on net share settlement	—	(18,938)	—	(421)	—	—	—	(421)	—
Cash dividend equivalents accrual reduction on share-based payments	—	—	—	478	—	—	—	478	—
Distributions to noncontrolling interests	(20,243)	—	—	—	—	—	—	—	(50,717)
Contributions from noncontrolling interests	2,623	—	—	—	(148)	—	—	(148)	5,264
Purchases of noncontrolling interests	(1,062)	—	—	(6,645)	—	—	—	(6,645)	(1,359)
Sales of noncontrolling interests	166	—	—	(891)	—	—	—	(891)	1,335
Reclassification and other adjustments	10,941	—	—	—	—	—	—	—	(10,941)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	1,181	1,181	—
Change in fair value of noncontrolling interests	(7,397)	—	—	7,397	—	—	—	7,397	—
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017	2016
		(restated)	(restated)
Operating activities
Net income	$22,467	$58,136	$101,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,802	37,634	33,862
Amortization of discounts, fees and deferred financing costs	1,981	2,031	2,595
Loss on early extinguishment of debt	—	526	4,708
Stock-based compensation	5,721	15,872	40,285
Premium paid for interest rate cap agreements	—	(1,186)	—
Deferred taxes	2,350	11,299	(18,570)
Change in fair value of income tax receivable agreement	(2,673)	(7,234)	(1,286)
Non-cash charge related to derivative agreements	46	173	473
Non-cash rent charges	73	1,044	2,191
Loss (gain) on disposal of assets	80	(27)	857
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,118	17,568	(21,221)
Inventories	(6,799)	11	(385)
Prepaid expenses and other current assets	(2,340)	(6,353)	(4,768)
Other assets	(5,712)	(1,325)	(219)
Accounts payable	25,661	2,294	8,556
Accrued compensation and benefits	5,602	(118)	6,599
Accrued expenses and other liabilities	7,027	(1,797)	16,863
Cash provided by operating activities	106,404	128,548	172,206
Investing activities
Purchases of property, equipment and intangible assets	(44,960)	(36,073)	(61,432)
Proceeds from asset sales	2,502	2,325	—
Cash paid for acquisitions	(388)	(1,555)	(4,507)
Cash used in investing activities	(42,846)	(35,303)	(65,939)
Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	—	—	175,254
Net proceeds from issuance of long-term debt	—	267,564	60,000
Cash paid for financing costs	—	(3,914)	(1,350)
Proceeds on term loans, net of deferred financing costs	82,389	49,921	70,590
Payments on long-term debt	(90,428)	(327,331)	(275,243)
Dividends and dividend equivalents paid	(332)	(8,729)	(30,241)
Proceeds from exercise of stock options	1,398	2,380	170
Common stock repurchases for tax withholdings of net settlement of equity awards	(417)	—	(356)
Repurchases of vested restricted stock awards withheld on net share settlement	(421)	—	—
Distributions to noncontrolling interests	(70,960)	(79,478)	(94,468)
Contributions from noncontrolling interests	7,739	6,522	7,470
Purchases of noncontrolling interests	(9,066)	(29,540)	(8,397)
Proceeds from sales of additional noncontrolling interests	229	66	227
Cash used in financing activities	(79,869)	(122,539)	(96,344)

(Decrease) increase in cash	(16,311)	(29,294)	9,923
Cash at beginning of year	71,611	100,905	90,982
Cash and restricted cash at end of year (Note 5)	$55,300	$71,611	$100,905

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,635	$1,885	$16,095
Cash paid for interest	30,504	26,812	32,499
Supplemental Disclosure of Non-Cash Flow Information
Liability accrued for initial fair value of Tax Receivable Agreement	—	—	23,400
Dividends declared not paid	—	—	26,232
Assets acquired under capital lease obligations	6,168	—	—
Change in liability accrued for dividend equivalent payments	(478)	2,880	6,688
Contributions from noncontrolling interests in the form of a receivable	148	—	15
Liability accrued for purchases of noncontrolling interests	—	3,696	—
Non-cash portion of long-term debt refinancing	—	167,808	—
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of December 31, 2018, the Company owned and operated 241 dialysis clinics treating 16,543 patients in 27 states and the District of Columbia. As of December 31, 2017, the Company owned and operated 228 dialysis clinics treating 15,637 patients in 26 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney‑related diseases in the local market served by the clinic. Substantially all clinics are maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company's consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provides the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company's wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to “Note 12 - Variable Interest Entities”.

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

Segment Information

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is evaluated regularly by the chief operating decision‑maker in

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

making decisions about how to allocate resources and assess performance. Based on its operating management and financial reporting structure, the Company has determined that it is operating as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

Net Patient Service Operating Revenues and Accounts Receivable

The major component of the Company's revenues is derived from dialysis treatments and related services. Sources of payment of revenues are principally from government-based programs, including Medicare, Medicaid and state workers' compensation programs, commercial insurance payors and other sources such as the U.S. Department of Veterans Affairs (the “VA”), hospitals as well as patient self-pay. Net patient service operating revenues are reported at the amounts that reflect the consideration to which the Company expects to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed, and payment is due upon receipt.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is defined as the unit of account under ASC 606, Revenue from Contracts with Customers. The Company has determined that one performance obligation exists, a single dialysis treatment, which is satisfied over time as a dialysis treatment is provided. While the Company provides patients with other related services, they are considered a bundle of interrelated services with dialysis treatment as the primary service. Revenue is measured using the output method, which is based upon the delivery of a dialysis treatment to the patient. The Company believes that this method reflects the satisfaction of the performance obligation. All performance obligations are satisfied at the end of each reporting period.

The Company maintains a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimate of implicit price concessions based on its historical collection experience with each payor, and where no prior experience exists, it considers information from the patient's health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, the Company considers previous payment history when recording a reserve, generally at the patient level, that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.

There are significant challenges associated with estimating revenue, with certain transactions taking several years to resolve. Estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, as well as other issues including determining applicable primary and secondary coverage, changes in patient coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period.

Settlements with third-party payors for retroactive adjustments due to audits, reviews or investigations are considered variable consideration and are included in the determination of the estimated transaction price for providing dialysis treatments and related services. These settlements are estimated based on the terms of the payment agreement with the payor, correspondence from the payor and the Company’s historical settlement activity, including an assessment to ensure that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty periods

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

end and as adjustments become known (i.e., new information becomes available), or as years are settled or are no longer subject to such audits, reviews and investigations.

The Company recorded $5,521 of revenue during the year ended December 31, 2018 related to adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period related to a payor. Excluding the impact of this payor, adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period, were immaterial for the year ended December 31, 2018. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.

Amounts pending approval from third-party payors associated with Medicare recovery claims as of December 31, 2018, 2017, and 2016 other than standard monthly billing, consisted of approximately $15,820, $10,744, and $9,224, respectively. As of December 31, 2018, $10,622 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets. As of December 31, 2017 and 2016, the entire balance is classified as Prepaid expense and other current assets.

The composition of patient care service revenue by payment source is as follows:

	Year Ended December 31,
	2018	2017	2016
Percentage of Revenues by Payor:		(restated)	(restated)
Medicare and Medicare Advantage	67%	61%	54%
Commercial and other (1)	28%	35%	43%
Medicaid and Managed Medicaid	4%	3%	2%
Other (2)	1%	1%	1%
	100%	100%	100%
________________________

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other sources of payment of revenues include hospitals and patient self-pay. Patient self-pay revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

Net accounts receivable from the Medicare and Medicaid programs accounted for 70.4%, 56.2%, and 42.3% of total patient net accounts receivable as of December 31, 2018, 2017, and 2016, respectively. No other single payor accounted for more than 10% of total patient net accounts receivable.

Contingencies

The Company and its subsidiaries are defendants in various legal actions in the normal course of business and legal actions relating the restatement of previously issued consolidated financial statements as described in “Note 3 - Restatement of Consolidated Financial Statements.” The Company records a liability when it believes that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If it determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Notes to the Consolidated Financial Statements.

The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to its disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of the Company's estimates and assumptions change or prove to have been incorrect, it could have a material impact on its business, consolidated financial position, results of operations, or cash flows. See “Note 21 - Commitments and Contingencies” and “Note 22 - Certain Legal and Other Matters” for additional information.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Fair Value Measurements

The Company estimates the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in valuing these assets, liabilities and noncontrolling interests. The Company also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels. The determination of the fair value of these assets and liabilities is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these assets could be sold to a third party or at which these obligations could be settled. For more information on the Company's noncontrolling interests, see “—Noncontrolling interests.”

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

Identified Non‑Amortizable Intangible Assets and Goodwill

Goodwill represents the excess cost of a business acquisition over the fair value of the net assets acquired. Indefinite‑life identifiable intangible assets consist primarily of trademarks are considered indefinite when they are expected to generate cash flows indefinitely. Goodwill and indefinite‑life identifiable intangible assets are not amortized but are tested for impairment at least annually. The Company performs its annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the carrying value of the recorded goodwill or indefinite lived intangible assets is greater than the fair value, indicating impairment. If an asset is impaired, the difference between the carrying value of the asset reflected on the financial statements and its current fair value is recognized as an expense in the period in which the impairment occurs.

The Company elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment, effective as of the annual review performed in the fourth quarter of 2017. The new guidance removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment (Step 2). Under the new guidance, a goodwill impairment is calculated as the amount by which a reporting unit’s carrying value exceeds its fair value.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The Company has determined it has one reporting unit for goodwill impairment testing purposes as it aggregated its dialysis clinics due to their similar operations components and economic characteristics of the Company.

Each annual reporting period, the Company can elect to initially perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If the Company believes, as a result of its qualitative assessment, that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If the Company elects to bypass the qualitative assessment option, or if potential impairment circumstances are considered to exist, the Company will perform the quantitative goodwill impairment test. The Company performs the quantitative goodwill impairment test using a discounted cash flow analysis, comparing the fair value with the carrying amount of the reporting unit. Such analysis is based on macro-economic factors and research, current financial information such as current results of operations and balance sheets, and projected financial results, which include only anticipated growth from current operations. The weighted average cost of capital method is used to determine the discount rate and the Gordon Growth Model is used to determine the residual value necessary for the discounted cash flow method. Changes in the estimates or assumptions used in these models could impact the results of the valuations.

If the carrying amount of the reporting unit exceeds its fair value, the Company would record the difference as an impairment loss as an expense in the period in which the impairment occurred. The carrying value of goodwill included on the Company's consolidated balance sheet as of the annual impairment test date of October 1, 2018 was $571,339. The Company’s quantitative impairment test performed for goodwill in 2018 indicated that no impairment charge was necessary for the year ended December 31, 2018. Based on similar assessments and tests performed in the years ended December 31, 2017, and 2016, no impairment was identified for those respective years.

The impairment test for indefinite-lived intangibles other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on its best estimate of amounts and timing of future revenues and cash flows and its most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. For its 2018 impairment assessment, which occurred as of October 1, 2018, the Company performed quantitative assessments for all indefinite‑lived intangible assets. The estimated fair values exceeded the carrying value for each of the Company’s indefinite-lived intangible assets as of the annual testing date, and therefore the Company has concluded that there was no impairment for the year ended December 31, 2018. Based on similar assessments and tests performed in the years ended December 31, 2017 and 2016, the Company has concluded that there was no impairment for those respective years.

Impairment of Long‑Lived Assets

Long‑lived assets include property and equipment and finite‑lived intangibles. In the event that facts and circumstances indicate that these assets may be impaired, an evaluation of recoverability at the lowest asset group level would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write‑down to fair value is required. The lowest level for which identifiable cash flows exist is the operating clinic level. No facts or circumstances were identified that indicated that these assets may be impaired, and as such there was no impairment charge recorded for the year ended December 31, 2018. Based on similar assessments performed in the years ended December 31, 2017 and 2016, no impairment charge was recorded for those respective years.

Assets Held for Sale

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

As of December 31, 2018, certain clinics in Maryland met the criteria to be classified as held for sale and the Company concluded that there was no impairment for these assets. We reclassified the property and equipment, inventory, and certain other assets, which had a combined carrying value of $0.6 million, to Current assets held for sale on the consolidated balance sheet. The sale of these clinics was executed on July 1, 2019, Refer to “Note 25 - Subsequent Events” for further discussion related to the clinic divestitures. There were no assets that met the criteria for classification as held for sale as of December 31, 2017 or 2016.

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

The Company is not taxed on the share of pre‑tax income attributable to noncontrolling interests, and net income attributable to noncontrolling interests in its consolidated financial statements has not been presented net of income taxes attributable to these noncontrolling interests. Therefore, the Company’s income tax provision (benefit) relates to its share of pre‑tax income (losses) from its ownership interest in its subsidiaries as these entities are pass‑through entities for tax purposes.

The Company recognizes a tax position in its financial statements when that tax position, based upon its technical merits, is more likely than not to be sustained upon examination by the relevant taxing authority. Once the recognition threshold is met, the tax position is then measured to determine the actual amount of benefit to recognize in the financial statements. In addition, the recognition threshold of more‑likely‑than‑not must continue to be met in each reporting period to support continued recognition of the tax benefit. Tax positions that previously failed to meet the more‑likely‑than‑not recognition threshold are recognized in the first financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more‑likely‑than‑not recognition threshold are derecognized in the financial reporting period in which that threshold is no longer met. The Company recognizes interest and penalties related to unrecorded tax positions in its income tax expense.

Noncontrolling Interests

The Company owns a controlling interest in the majority of its clinics as of December 31, 2018, and its joint venture partners own the remaining noncontrolling interests. The Company is required to treat noncontrolling interests (other than noncontrolling interests subject to put provisions) as a separate component of equity, but apart from its own equity, and not as a liability or other item outside of equity. The Company is also required to present separately consolidated net income (loss) attributable to ARA and to noncontrolling interests on the face of the consolidated statement of income. In addition, changes in the Company's ownership interest while it retains a controlling financial interest are prospectively accounted for as equity transactions. The Company is also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and a schedule showing the effects of changes in the Company's ownership interest in a subsidiary on the equity attributable to the Company.

Further, the Company is also required to classify securities with redemption features that are not solely within the Company’s control, such as the Company’s noncontrolling interests that are subject to put provisions, outside of permanent equity. These noncontrolling interests subject to put provisions are recorded at the greater of the noncontrolling interest balance determined pursuant to ASC 810-10, Consolidation, or the redemption value. Changes in the fair value of noncontrolling interests subject to put provisions are accounted for as equity transactions. Changes in the redemption value over fair value are recognized as reductions of earnings available to shareholders of the Company. These put provisions, if exercised, would require the Company to purchase its nephrologist partners' interests at the appraised fair value or the redemption value as defined in the specific put provision. The Company estimates the fair value of the noncontrolling interests subject to these put

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

provisions using the income, market and asset-based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and EBITDA multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses. See “Note 13 - Noncontrolling Interests Subject to Put Provisions” for further details.

Stock‑Based Compensation

The Company measures and recognizes compensation expense for all share‑based payment awards based on estimated fair values at the date of grant. Determining the fair value of share‑based awards requires judgment in developing assumptions, which involve a number of variables. The Company estimates fair value by using a Monte Carlo simulation‑based approach for the portion of the option that contains both a market and performance condition and the Black‑Scholes valuation model for the portion of the option that contains a performance or a service‑based condition. The fair value of restricted stock awards is equal to the closing sale price of the Company’s common stock on the date of grant.

Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the common stock over the option’s expected term, the risk‑free interest rate over the option’s expected term and the Company’s expected annual dividend yield. Since the Company has limited history as a public company and does not yet have sufficient trading history for the Company's common stock, the expected volatility was largely estimated based on the historical equity volatility of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. For each of the comparable publicly traded entities, the historical equity volatility and the capital structure of the entity were used to calculate the implied stock volatility. The average implied stock volatility of the comparable publicly traded entities was then used to calculate a relevered equity volatility for the Company based on the Company’s own capital structure. Beginning in the second quarter of 2018, the Company began weighting in its own historical equity volatility to arrive at the concluded weighted-average equity volatility for the option valuation model. The comparable entities from the healthcare sector were chosen based on area of specialty. The Company will continue to apply this process until it believes a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Stock‑based compensation expense for performance or service‑based stock awards is recognized over the requisite service period using the straight‑line method, which is generally the vesting period of the equity award, and is adjusted each period for actual forfeitures. The Company adopted the provision of ASU 2016-9, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting as of July 1, 2016.  Upon early adoption, the Company elected to change its accounting policy to recognize forfeitures as they occur.  The change was applied on a modified retrospective basis.  See “Note 19 - Stock-Based Compensation” for additional discussion. For market and performance awards whose vesting is contingent upon a specified event, the Company recognizes stock compensation expense over the derived service period.

Interest Rate Swap and Cap Agreements

The Company holds a combination of interest rate caps and a forward interest rate swap as a means of hedging its exposure to and volatility from variable‑based interest rate changes as part of its overall interest rate risk management strategy. The agreements have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These agreements are designated as cash flow hedges, and as a result, hedge‑effective gains or losses resulting from changes in fair values of these instruments are reported in other comprehensive income until such time as each swap or cap is realized, at which time the amounts are reclassified to other income (expense). The instruments are perfectly effective. In the event the critical terms of the agreements no longer match the Company's exposure, the Company will measure the ineffectiveness, and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. See “Note 15 - Debt” for additional discussion.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Gain on Business Interruption Insurance
As of December 31, 2018, the Company operated 44 clinics in Florida and 26 clinics in Texas. Due to severe weather conditions in connection with Hurricanes Harvey and Irma in August 2017 and September 2017, the Company's clinic operations located in Florida and Texas were adversely impacted. During the three months ended December 31, 2018, the Company received $375 of business interruption insurance proceeds, which is included in gain on business interruption insurance within operating expenses on the consolidated statements of operations for the period then ended.

2018 Secondary Offering

The Company recognized $856 of transaction-related costs in the year ended December 31, 2018, reflecting expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. These costs include legal, accounting, valuation and other professional or consulting fees.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company elected to early adopt ASU 2018-13 as of January 1, 2019 and it did not have material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This amendment provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (“AOCI”) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company elected to early adopt ASU 2018-02 during the first quarter of 2018, and elected to reclassify the income tax effects from the Tax Cuts and Jobs Act of 2017 from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $214 as of January 1, 2018.

In August 2017, the FASB issued ASU 2017-12,  Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. The Company adopted ASU 2017-12 as of January 1, 2019 and it did not have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) – Leases: Amendments to the FASB Accounting Standards Codification. The amendments are expected to increase transparency and comparability by recognizing lease assets and liabilities of lessees on the balance sheet and disclosing key information about leasing arrangements in the financial statements. Since February 2016, the FASB has issued additional updates to serve as targeted improvements to the original standard update. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all organizations. The Company adopted ASU 2016-02 effective January 1, 2019 and elected not to recast comparative periods presented. The Company has engaged a professional services firm and has implemented lease accounting systems to assist in the implementation of ASU 2016-02. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which eliminates the reassessment of past leases, classification and initial direct costs.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The standard will add approximately $138,000 and $149,000 in right of use assets and lease liabilities, respectively, to the Company's consolidated balance sheet as of January 1, 2019 for certain leases currently accounted for as operating leases. The difference in right of use assets and lease liabilities is driven principally by the pre-existing deferred rent balance that was reclassified as a component of the right-of-use asset upon adoption. The Company does not believe the standard will materially affect its Consolidated Statements of Operations or Consolidated Statements of Cash Flows and does not expect any impact on compliance with the Company's debt covenants, as described in “Note 15 - Debt.”

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

The Company adopted ASU 2014-09 on January 1, 2018, using the modified retrospective transition method. Under this method, the Company assessed the recognition of revenue for open contracts during the transition period and there was no adjustment to the opening balance of retained earnings at January 1, 2018. The comparative information has not been restated and continues to be reported under the accounting standards in effect for that period. Additionally, the Company elected the practical expedient that allows the recognition of revenue with each dialysis treatment, as that is when the Company has the right to invoice.

The adoption of ASU 2014-09 did not have a material impact to the timing of revenue recognition; however, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenue. Any amount of the provision for uncollectible accounts meeting the definition of an impaired asset is included in Patient care costs after the adoption of the new accounting standard.

As a result of the Company’s election to apply ASU 2014-09 only to contracts not substantially completed as of January 1, 2018, the Company continues to maintain an allowance for doubtful accounts related to performance obligations satisfied prior to the adoption of the accounting standards. Changes to this allowance for doubtful accounts, other than write-offs of uncollectible accounts, are recorded through the provision for uncollectible accounts in accordance with prior accounting standards. The Company's provision for uncollectible accounts was $19,503 and $17,745 for the years ended December 31, 2017 and 2016, of which $8,316 and $5,441, respectively, was recorded as a deduction to arrive at net revenue prior to the Company's adoption of ASU 2014-09. The Company's allowance for uncollectible accounts was $3,270, $8,676, and $9,733 for the years ended December 31, 2018, 2017, and 2016, respectively.

See above under “—Net Patient Service Operating Revenues” for additional discussion of the Company's revenue recognition accounting policies and expanded disclosures required by the new standard.

Note 3. Restatement of Consolidated Financial Statements

Restatement Background

On March 21, 2019, the Board in conjunction with the management concluded that the Company's previously issued consolidated financial statements and related disclosures for the fiscal years ended December 31, 2017 and 2016 should no longer be relied upon for the reasons described below.
The consolidated balance sheet as of December 31, 2017 and 2016 and the consolidated statements of operations, comprehensive income, consolidated statements of changes in shareholders’ equity and the consolidated statements of cash flows for the years ended December 31, 2017 and 2016 have been restated. The Company has also corrected certain disclosures within the consolidated financial statements related to the restatement adjustments discussed below. As a result of these adjustments, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2017 and December 31, 2016 in accordance with ASC 250, Accounting Changes and Error Corrections (the “restated consolidated financial statements”).

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Descriptions of Restatement Adjustments

The primary categories of adjustments and their impact on previously reported consolidated financial statements for 2017 and 2016 annual periods are described below:

a.
Revenue recognition and accounts receivable - The methodology for reserving for contractual allowances did not reconcile revenue and accounts receivable to the Company's collection experience and actual cash collections. The restated amounts consider actual cash collections associated with the dates of service in each relevant period.

b.
Noncontrolling interests subject to puts provisions - As a result of the restatement adjustments described in item (a) of this Note, the fair values of Noncontrolling Interest subject to puts have been revalued and restated. In addition, the Company did not correctly account for noncontrolling interests subject to put provisions during the Restated Periods, therefore the Company has reclassified certain equity balances. The reclassifications had no impact on income before income taxes or net income.

c.
Clinic dispositions - The gain or loss calculation for the sale and/or closure of dialysis clinics did not consider all relevant accounts. The restated amounts include the impact of all relevant accounts, including goodwill.

d.
Income taxes - Adjustments to income taxes were made for the income tax effects of the restatement adjustments described in item (a) of this Note. In addition, the Company did not correctly account for certain income tax provisions during the Restated Periods, causing income tax expenses and related interest to be accrued incorrectly in those periods.

e.
Net income attributable to noncontrolling interests - The restatement adjustments related to net income attributable to noncontrolling interests are due to the impacts of the other restatement adjustments noted above.

f.
Other - There are other adjustments not otherwise described in items (a) through (e) of this Note that are individually, and in the aggregate, insignificant to previously reported income from operations before income taxes.

In addition, the Company made certain reclassification entries to previously reported consolidated financial statements for 2017 and 2016 annual periods, which are described below:

g.
Clinic dispositions - In addition to the adjustment noted in (c) above related to clinic dispositions, in certain circumstances, the Company presented the gain or loss as a component of patient care costs rather than as a component of general and administrative expenses. The Company has reclassified the adjusted gain or loss to general and administrative expenses where applicable. The reclassifications had no impact on income before income taxes or net income.

h.
Non-income-based tax - The Company reclassified non-income-based tax expenses that were misclassified in income tax expense to general and administrative expense and patient care costs as applicable. The reclassifications had no impact on net income.

Consolidated financial statement adjustment tables

The following tables present the adjustments to previously issued consolidated financial statements. This information is presented for each impacted caption of the previously reported consolidated balance sheets as of December 31, 2017 and 2016, consolidated statement of operations and comprehensive income and consolidated statements of cash flows for the years ended December 31, 2017 and 2016. The adjustments affecting fiscal years prior to 2016 are reflected as a cumulative adjustment to the balance of retained earnings as of December 31, 2015 on the consolidated statements of changes in shareholders’ equity.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Following are the restated Consolidated Balance Sheets (in thousands, except per share data):

	As of December 31, 2017
	As Reported	Restatement Adjustments	Reference	As Restated
Assets
Cash	$71,521	$(10)	f	$71,511
Accounts receivable, net of allowance for doubtful accounts	79,662	32,980	a	112,642
Inventories	4,665	—		4,665
Prepaid expenses and other current assets	24,998	—		24,998
Income tax receivable	6,745	(6,745)	d	—
Total current assets	187,591	26,225		213,816
Property and equipment, net of accumulated depreciation	168,537	—		168,537
Intangible assets, net of accumulated amortization	25,368	—		25,368
Other long-term assets	9,285	—		9,285
Goodwill	573,427	(282)	c	573,145
Total assets	$964,208	$25,943		$990,151
Liabilities and Equity
Accounts payable	$33,421	$—		$33,421
Accrued compensation and benefits	28,985	—		28,985
Accrued expenses and other current liabilities	49,963	14,612	d	64,575
Current portion of long-term debt	44,534	—		44,534
Total current liabilities	156,903	14,612		171,515
Long-term debt, less current portion	515,554	—		515,554
Income tax receivable agreement payable	7,500	—		7,500
Other long-term liabilities	14,880	—		14,880
Deferred tax liabilities	8,991	(8,569)	d	422
Total liabilities	703,828	6,043		709,871
Commitments and contingencies
Noncontrolling interests subject to put provisions	139,895	(9,457)	b	130,438
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,034,439 issued and outstanding	193	—		193
Additional paid-in capital	67,853	31,245	b,c	99,098
Receivable from noncontrolling interests	(358)	—		(358)
Accumulated deficit	(123,789)	(12,109)	a,b,c,d,f	(135,898)
Accumulated other comprehensive income (loss), net of tax	(677)	(214)	d	(891)
Total American Renal Associates Holdings, Inc. deficit	(56,778)	18,922		(37,856)
Noncontrolling interests not subject to put provisions	177,263	10,435	b	187,698
Total equity	120,485	29,357		149,842
Total liabilities and equity	$964,208	$25,943		$990,151

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	As of December 31, 2016
	As Reported	Restatement Adjustments	Reference	As Restated
Assets
Cash	$100,916	$(11)	f	$100,905
Accounts receivable, net of allowance for doubtful accounts	81,127	49,084	a	130,211
Inventories	4,676	—		4,676
Prepaid expenses and other current assets	18,498	—		18,498
Income tax receivable	5,163	(5,163)	d	—
Total current assets	210,380	43,910		254,290
Property and equipment, net of accumulated depreciation	170,118	—		170,118
Deferred tax assets	—	10,349	d	10,349
Intangible assets, net of accumulated amortization	25,626	—		25,626
Other long-term assets	6,753	—		6,753
Goodwill	573,147	(55)	c	573,092
Total assets	$986,024	$54,204		$1,040,228
Liabilities and Equity
Accounts payable	$31,127	$—		$31,127
Accrued compensation and benefits	29,103	—		29,103
Accrued expenses and other current liabilities	45,286	17,736	d	63,022
Current portion of long-term debt	48,274	—		48,274
Total current liabilities	153,790	17,736		171,526
Long-term debt, less current portion	522,058	—		522,058
Income tax receivable agreement payable	21,200	—		21,200
Other long-term liabilities	11,670	—		11,670
Deferred tax liabilities	1,278	(1,278)	d	—
Total liabilities	709,996	16,458		726,454
Commitments and contingencies
Noncontrolling interests subject to put provisions	130,365	19,684	b	150,049
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 30,894,962 issued and outstanding	184	—		184
Additional paid-in capital	95,062	5,625	b,c	100,687
Receivable from noncontrolling interests	(544)	—		(544)
Accumulated deficit	(128,646)	(2,655)	a,b,c,d,f	(131,301)
Accumulated other comprehensive income (loss), net of tax	(100)	—		(100)
Total American Renal Associates Holdings, Inc. deficit	(34,044)	2,970		(31,074)
Noncontrolling interests not subject to put provisions	179,707	15,092	b	194,799
Total equity	145,663	18,062		163,725
Total liabilities and equity	$986,024	$54,204		$1,040,228

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Following are the restated Consolidated Statements of Operations (in thousands, except share and per share data):

	For the Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Patient service operating revenues	$752,510	$(15,192)	a	$737,318
Provision for uncollectible accounts	(7,404)	(912)	a	(8,316)
Net patient service operating revenues	745,106	(16,104)		729,002

Operating expenses:
Patient care costs	482,450	651	g	483,101
General and administrative	102,598	(505)	c,g,h	102,093
Transaction-related costs	717	—		717
Depreciation and amortization	37,634	—		37,634
Certain legal and other matters	15,249	—		15,249
Total operating expenses	638,648	146		638,794
Operating income	106,458	(16,250)		90,208
Interest expense, net	(29,289)	(20)	f	(29,309)
Loss on early extinguishment of debt	(526)	—		(526)
Change in fair value of income tax receivable agreement	7,234	—		7,234
Income before income taxes	83,877	(16,270)		67,607
Income tax expense	8,194	1,277	d,h	9,471
Net income	75,683	(17,547)		58,136
Less: Net income attributable to noncontrolling interests	(70,826)	8,093	e	(62,733)
Net income (loss) attributable to American Renal Associates Holdings, Inc.	4,857	(9,454)		(4,597)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(12,276)	773	b	(11,503)
Net loss attributable to common shareholders	$(7,419)	$(8,681)		$(16,100)

Loss per share:
Basic	$(0.24)			$(0.52)
Diluted	$(0.24)			$(0.52)
Weighted-average number of common shares outstanding
Basic	31,081,824			31,081,824
Diluted	31,081,824			31,081,824

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2016
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Patient service operating revenues	$756,329	$15,892	a	$772,221
Provision for uncollectible accounts	(6,562)	1,121	a	(5,441)
Net patient service operating revenues	749,767	17,013		766,780

Operating expenses:
Patient care costs	452,449	4	h	452,453
General and administrative	127,631	290	f,h	127,921
Transaction-related costs	2,239	—		2,239
Depreciation and amortization	33,862	—		33,862
Certain legal and other matters	6,779	—		6,779
Total operating expenses	622,960	294		623,254
Operating income	126,807	16,719		143,526
Interest expense, net	(35,933)	(26)	f	(35,959)
Loss on early extinguishment of debt	(4,708)	—		(4,708)
Change in fair value of income tax receivable agreement	1,286	—		1,286
Income before income taxes	87,452	16,693		104,145
Income tax (benefit) expense	(753)	3,232	d,h	2,479
Net income	88,205	13,461		101,666
Less: Net income attributable to noncontrolling interests	(88,590)	(9,930)	e	(98,520)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	(385)	3,531		3,146
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(7,404)	(2,663)	b	(10,067)
Net loss attributable to common shareholders	$(7,789)	$868		$(6,921)

Loss per share:
Basic	$(0.28)			$(0.25)
Diluted	$(0.28)			$(0.25)
Weighted-average number of common shares outstanding
Basic	28,116,673			28,118,673
Diluted	28,116,673			28,118,673
Cash dividends declared per share	$1.30			$1.30

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Following are the restated Consolidated Statements of Comprehensive Income (Loss) (in thousands):

	For the Year Ended December 31, 2017
	As Reported	Restatement Adjustments	Reference	As Restated
Net income	$75,683	$(17,547)	a,c,f	$58,136
Unrealized loss on derivative agreements, net of tax	(577)	(214)	d	(791)
Total comprehensive income (loss)	75,106	(17,761)		57,345
Less: Comprehensive income attributable to noncontrolling interests	(70,826)	8,093	e	(62,733)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$4,280	$(9,668)		$(5,388)

	For the Year Ended December 31, 2016
	As Reported	Restatement Adjustments	Reference	As Restated
Net income	$88,205	$13,461	a,f	$101,666
Unrealized gain on derivative agreements, net of tax	401	—		401
Total comprehensive income	88,606	13,461		102,067
Less: Comprehensive income attributable to noncontrolling interests	(88,590)	(9,930)	e	(98,520)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$16	$3,531		$3,547

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Following are the restated Consolidated Statements of Cash Flows (in thousands):

	For the Year Ended December 31, 2017
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Operating activities
Net income	$75,683	$(17,547)	a,c,f	$58,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,634	—		37,634
Amortization of discounts, fees and deferred financing costs	2,031	—		2,031
Loss on early extinguishment of debt	526	—		526
Stock-based compensation	15,872	—		15,872
Premium paid for interest rate cap agreements	(1,186)	—		(1,186)
Deferred taxes	8,455	2,844	d	11,299
Change in fair value of income tax receivable agreement	(7,234)	—		(7,234)
Non-cash charge related to derivative agreements	173	—		173
Non-cash rent charges	1,044	—		1,044
Loss (gain) on disposal of assets	(772)	745	c	(27)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,465	16,103	a	17,568
Inventories	11	—		11
Prepaid expenses and other current assets	(7,936)	1,583	d	(6,353)
Other assets	(1,325)	—		(1,325)
Accounts payable	2,294	—		2,294
Accrued compensation and benefits	(118)	—		(118)
Accrued expenses and other liabilities	1,930	(3,727)	d	(1,797)
Cash provided by operating activities	128,547	1		128,548
Investing activities
Purchases of property, equipment and intangible assets	(36,073)	—		(36,073)
Proceeds from asset sales	2,325	—		2,325
Cash paid for acquisitions	(1,555)	—		(1,555)
Cash used in investing activities	(35,303)	—		(35,303)
Financing activities
Net proceeds from issuance of long-term debt	267,564	—		267,564
Cash paid for financing costs	(3,914)	—		(3,914)
Proceeds on term loans, net of deferred financing costs	49,921	—		49,921
Payments on long-term debt	(327,331)	—		(327,331)
Dividends and dividend equivalents paid	(8,729)	—		(8,729)
Proceeds from exercise of stock options	2,380	—		2,380
Distribution to noncontrolling interests	(79,478)	—		(79,478)
Contributions from noncontrolling interests	6,522	—		6,522
Purchases of noncontrolling interests	(29,540)	—		(29,540)
Proceeds from sales of additional noncontrolling interests	66	—		66
Cash used in financing activities	(122,539)	—		(122,539)
Decrease in cash	(29,295)	1	f	(29,294)
Cash at beginning of year	100,916	(11)	f	100,905
Cash at end of year	$71,621	$(10)		$71,611

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	For the Year Ended December 31, 2016
	As Previously Reported	Restatement Adjustments	Reference	As Restated
Operating activities
Net income	$88,205	$13,461	a,f	$101,666
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,862	—		33,862
Amortization of discounts, fees and deferred financing costs	2,595	—		2,595
Loss on early extinguishment of debt	4,708	—		4,708
Stock-based compensation	40,285	—		40,285
Deferred taxes	(14,018)	(4,552)	d	(18,570)
Change in fair value of income tax receivable agreement	(1,286)	—		(1,286)
Non-cash charge related to derivative agreements	473	—		473
Non-cash rent charges	2,191	—		2,191
Loss (gain) on disposal of assets	857	—		857
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,208)	(17,013)	a	(21,221)
Inventories	(385)	—		(385)
Prepaid expenses and other current assets	(7,226)	2,458	d	(4,768)
Other assets	(219)	—		(219)
Accounts payable	8,556	—		8,556
Accrued compensation and benefits	6,599	—		6,599
Accrued expenses and other liabilities	11,222	5,641	d	16,863
Cash provided by operating activities	172,211	(5)		172,206
Investing activities
Purchases of property, equipment and intangible assets	(61,432)	—		(61,432)
Cash paid for acquisitions	(4,507)	—		(4,507)
Cash used in investing activities	(65,939)	—		(65,939)
Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	175,254	—		175,254
Net proceeds from issuance of long-term debt	60,000	—		60,000
Cash paid for financing costs	(1,350)	—		(1,350)
Proceeds on term loans, net of deferred financing costs	70,590	—		70,590
Payments on long-term debt	(275,243)	—		(275,243)
Dividends and dividend equivalents paid	(30,241)	—		(30,241)
Proceeds from exercise of stock options	170	—		170
Common stock repurchases for tax withholdings of net settlement equity awards	(356)	—		(356)
Distribution to noncontrolling interests	(94,468)	—		(94,468)
Contributions from noncontrolling interests	7,470	—		7,470
Purchases of noncontrolling interests	(8,397)	—		(8,397)
Proceeds from sales of additional noncontrolling interests	227	—		227
Cash used in financing activities	(96,344)	—		(96,344)
Increase in cash	9,928	(5)	f	9,923
Cash at beginning of year	90,988	(6)	f	90,982
Cash at end of year	$100,916	$(11)		$100,905

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 4. Initial Public Offering

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

Clinic Loan Assignment and Term Loan Holdings LLC Distribution

The Company partly finances clinic development costs of some of its JV subsidiaries by providing intercompany term loans and revolving loans through its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“Assigned Clinic Loans”) provided to its JV subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to pre-IPO stockholders (affiliates of Centerbridge and certain of the Company's current and former directors and executive officers) pro rata in accordance with their then ownership in the Company (the “Term Loan Holdings Distribution”).

Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to their respective ownership interests in the applicable JV. These guarantees would become payable if the joint venture fails to meet its obligations under the applicable Assigned Clinic Loan. Assigned Clinic Loans are reflected on the consolidated balance sheet as $5,078, $11,082, and $19,768 as of December 31, 2018, 2017, and 2016, respectively, and had maturities ranging from February 2019 to July 2020, with a weighted average maturity of approximately 0.9 years (December 2019), and interest rates ranging from 4.25% to 8.08%, with a weighted average interest rate of 5.12%. Fixed principal and interest payments with respect to such Assigned Clinic Loans are payable monthly. The pro rata share of the guarantee was $2,813, $5,854, and $10,473 as of December 31, 2018, 2017, and 2016, respectively. See “Note 15 - Debt” and “Note 20 - Related Party Transactions.”

Amendments to and Repayment of Credit Facility

On April 26, 2016, the Company entered into the first amendment (the “Amendment”) to the First Lien Credit Agreement. The Amendment increased the borrowing capacity under the first lien revolving credit facility by $50,000 to an aggregate amount of $100,000, increased the interest rate margin by 0.25% on the first lien term loans, and provided for additional borrowings of $60,000 of incremental first lien term loans. The Company incurred $2,700 of costs associated with these refinancing activities, of which $1,350 were charged as transaction costs and $1,350 were deferred upon execution of the Amendment and amortized over the life of the First Lien Credit Agreement.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the Income Tax Receivable Agreement (“TRA”) for the benefit of its pre-IPO stockholders, including Centerbridge and its executive officers.  The TRA provides for the Company to pay its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of December 31, 2018, the Company’s total liability under the TRA is estimated to be $4,952, including the fair value of the financial instrument of $3,700 as well as $1,252 of accrued but unpaid obligations, included as a component of other accrued expenses on the consolidated balance sheet. During the years ended December 31, 2018 and 2017 the Company paid $6,376 and $878, respectively, relating to the TRA. See “Note 8 - Fair Value Measurements.”

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which was paid on vested options and becomes due upon vesting for unvested options. Additionally, in connection with the cash dividend, through December 31, 2018 the Company has made payments equal to $1.30 per share, or $5,341 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment totaling $1,385 will be due upon vesting.

In connection with the Term Loan Holdings Distribution, as described above, the Company also equitably adjusted certain outstanding stock options by reducing exercise prices and making cash dividend equivalent payments, of which $2,524 was paid to vested option holders through December 31, 2018 and an immaterial amount is payable to unvested option holders only if such unvested options become vested. Options were also equitably adjusted for the TRA, as described above. Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

In connection with these dividends, equitable adjustments are required by the terms of some of the Company's equity incentive plans and other plans were modified at the discretion of its Board of Directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to the Company's outstanding market and performance-based stock options at the time of the IPO, the amount of the non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $11,749 and $36,368 in incremental compensation expense during the years ended December 31, 2017 and 2016, respectively. The Company also incurred $586 of stock compensation expense due to transactions at the time of the IPO during the year ended December 31, 2016.

Note 5. Cash

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet to the total shown in the statement of cash flows.

	December 31, 2018	December 31, 2017	December 31, 2016
		(restated)	(restated)
Cash	$55,200	$71,511	$100,905
Restricted cash included in other long-term assets	100	100	—
Total cash and restricted cash shown in the statement of cash flows	$55,300	$71,611	$100,905

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Restricted cash included in other long-term assets on the balance sheet represent those amounts required to be set aside by contractual agreement with a financial institution.

Note 6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2018	2017	2016
Medicare recovery claims	$10,622	$10,744	$9,224
Prepaid expenses and other	17,505	14,254	9,274
	$28,127	$24,998	$18,498

Note 7. Acquisitions and Divestitures

Acquisitions
The Company periodically acquires the operating assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from their respective acquisition consummation dates.

Fiscal Year 2018

On November 1, 2018, the Company acquired the assets of a dialysis center in California. The company has a controlling interest in the joint venture.

The cash consideration paid was preliminarily based on the estimated fair value, as follows:

Property and equipment	$329
Other assets	59
Cash consideration paid	$388

This acquisition was made to expand the Company’s market presence in California. Pro forma information is not presented because such amounts are not significant.

Fiscal Year 2017

On November 1, 2017, the Company acquired the assets of two separate dialysis centers in Oklahoma.  The Company has a controlling interest in these joint ventures.

On December 1, 2017, the Company acquired the assets of a dialysis center in Georgia. The Company has a controlling interest in the joint venture.

The cash consideration paid, on a combined basis for all acquisitions consummated during 2017, was allocated based on the estimated fair value, as follows:

Property and equipment	$737
Noncompete agreements and other intangible assets	93
Goodwill	725
Cash consideration paid	$1,555

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

These acquisitions were made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, and $647 of the goodwill is deductible for tax purposes. These acquisitions, individually and in the aggregate, had an immaterial impact on the results of operations in the year of acquisition. Pro forma information is not presented because such amounts are not significant.

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

These acquisitions were made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, and $3,723 of the goodwill is deductible for tax purposes. These acquisitions, individually and in the aggregate, had an immaterial impact on the results of operations in the year of acquisition. Pro forma information is not presented because such amounts are not significant.

Divestitures
The Company periodically divests the operating assets and liabilities of dialysis centers. The results of operations for these divestitures are included in the Company’s consolidated statements of operations through their respective sale consummation dates.
Fiscal Year 2018
On March 1, 2018, the Company sold 100% of its equity in a dialysis clinic in Florida and received cash consideration for the sale of $2,500. The transaction resulted in the recognition of a gain of $262 related to the sale of the clinic and its derecognition which is included as a reduction to general and administrative expenses to arrive at operating income in the condensed consolidated statements of operations for the year ended December 31, 2018 and a reduction of goodwill of $1,806.
Fiscal Year 2017
On June 2, 2017, the Company sold 100% of its equity in a dialysis clinic in Massachusetts and on August 1, 2017, the Company sold 100% of its equity in a dialysis clinic in Florida for a combined cash consideration of $1,075. The transactions resulted in the recognition of a combined gain of $615 related to the sale of the clinics and their derecognition which is included as a reduction to general and administrative expenses to arrive at operating income in the condensed consolidated statements of operations for the year ended December 31, 2017 and a reduction of goodwill of $563.
The Company also closed four clinics during the year ended December 31, 2017 for a combined loss of $107 and a reduction of goodwill of $109.
Fiscal Year 2016
None.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 8. Fair Value Measurements

The Company’s derivatives (interest rate swap and interest rate cap agreements, TRA and noncontrolling interests subject to put provisions) are accounted for at fair value and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at December 31, 2018.

Derivative agreements— See “Note 15 - Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company's TRA relies upon both Level 2 data and Level 3 data.  The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company's stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including the price of the Company's common stock, will impact the fair value for the TRA.  See “Note 4 - Initial Public Offering” for further discussion of the TRA.

Noncontrolling interests subject to put provisions— See “Note 13 - Noncontrolling Interests Subject to Put Provisions”  for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2018, 2017, and 2016.

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$836	$—	$836	$—
Interest rate derivative agreements (included in Other long-term assets)	395	—	395	—
Total Assets	$1,231	$—	$1,231	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,700	$—	$—	$3,700
Total Liabilities	$3,700	$—	$—	$3,700
Temporary Equity
Noncontrolling interests subject to put provisions	$129,099	$—	$—	$129,099

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$46	$—	$46	$—
Interest rate derivative agreements (included in Other long-term assets)	255	—	255	—
Total Assets	$301	$—	$301	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$7,500	$—	$—	$7,500
Interest rate derivative agreements (included in Accrued expense and other current liabilities)	403	—	403	—
Interest rate derivative agreements (included in Other long-term liabilities)	198	—	198	—
Total Liabilities	$8,101	$—	$601	$7,500
Temporary Equity
Noncontrolling interests subject to put provisions(1)	$130,438	$—	$—	$130,438

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets
Interest rate swap agreements (included in Prepaid expenses and other current assets)	$7	$—	$7	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$21,200	$—	$—	$21,200
Temporary Equity
Noncontrolling interests subject to put provisions(1)	$150,049	$—	$—	$150,049

(1) Adjusted to reflect the restatement of the Company's financial results.

The following table provides the fair value rollforward for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at January 1, 2016	—
Initial fair value as of April 20, 2016	23,400
Options exercised and dividend equivalent payment vesting	(914)
Total realized/unrealized gains:
Included in earnings and reported as Change in fair value of income tax receivable agreement	$(1,286)
Balance at December 31, 2016	$21,200
Options exercised and dividend equivalent payment vesting	(6,466)
Total realized/unrealized gains:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(7,234)
Balance at December 31, 2017	$7,500
Options exercised and dividend equivalent payment vesting	(1,127)
Total realized/unrealized gains:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(2,673)
Balance at December 31, 2018	$3,700

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short‑term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the first lien term loans to be $424,732 as of December 31, 2018 compared to a carrying value of $433,400. As of December 31, 2017, the Company estimated the fair value of the first lien term loans to be $436,158 compared to the carrying value of $437,800. The Company estimated the fair value of its then-outstanding first lien term loans approximated the carrying value at $433,758 as of December 31, 2016.

Note 9. Property and Equipment

Property and equipment consist of the following at December 31:

	2018	2017	2016
Land	$2,030	$2,030	$2,203
Buildings and improvements	8,197	2,904	3,425
Leasehold improvements	201,445	178,569	154,783
Equipment and information systems	162,750	145,514	125,813
Construction in progress	5,549	6,910	5,136
	379,971	335,927	291,360
Less accumulated depreciation	(199,703)	(167,390)	(121,242)
	$180,268	$168,537	$170,118

Depreciation of property and equipment totaled $39,004 in 2018, $37,045 in 2017, and $32,837 in 2016. Included in construction in progress are amounts expended for leasehold improvement costs incurred for new dialysis clinics and clinic expansions, in each case, that are not in service as of December 31 of the applicable year. The cost and accumulated amortization of assets under capital leases included in Buildings and improvements above at December 31, 2018 were $6,381 and $213, respectively. There were no capital leases in 2017 or 2016. The Company also has $477 of property and equipment, net classified as Current assets held for sale as of December 31, 2018 related to the sale of certain clinics in Maryland which was executed on July 1, 2019 and met the held for sale criteria as of December 31, 2018. Refer to “Note 25 - Subsequent Events” for further discussion related to the clinic divestitures.

Note 10. Intangible Assets and Goodwill

Intangible assets consist of the following at December 31:

	2018	2017	2016
Noncompete agreements	$24,370	$24,380	$24,928
Other intangible assets	3,130	3,073	2,853
	27,500	27,453	27,781
Less accumulated amortization	(24,206)	(23,419)	(23,489)
Net intangible assets subject to amortization	3,294	4,034	4,292
Indefinite‑lived trademarks and trade name	21,334	21,334	21,334
	$24,628	$25,368	$25,626

Amortization of intangible assets totaled $798, $589, and $1,025 in 2018, 2017, and 2016, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The estimated annual amortization expense related to amortizable intangible assets is as follows for the years ending December 31:

2019	$747
2020	665
2021	615
2022	470
2023	220
Thereafter	577
$3,294

Changes in the value of goodwill:

Balance at January 1, 2016, as restated	$569,264
Acquisitions	3,839
Subsequent adjustment for prior year acquisition	(11)
Balance at December 31, 2016, as restated	$573,092
Acquisitions	725
Divestitures	(672)
Balance as of December 31, 2017, as restated	$573,145
Divestitures	(1,806)
Balance at December 31, 2018	$571,339

Note 11. Accrued Expenses and Other Current Liabilities

Accrued compensation and benefits consist of the following at December 31:

	2018	2017	2016
Accrued compensation	$22,480	$17,987	$18,077
Accrued vacation pay	12,107	10,998	11,026
	$34,587	$28,985	$29,103

Accrued expenses and other current liabilities consist of the following at December 31:

	2018	2017	2016
		(restated)	(restated)
Due to payors	$26,659	$28,935	$32,902
Income tax payable	13,618	14,654	17,851
Other	13,198	20,986	12,269
Accrued Settlement (Note 22)	7,641	—	—
	$61,116	$64,575	$63,022

Note 12. Variable Interest Entities

The Company has determined that all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. For its joint ventures, the Company has determined that contractual rights granted to it provide the Company with the ability to direct the most significant activities of these entities, including development, administrative and management services. In some cases, the contractual agreements include financial terms that may result in

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

the Company absorbing more than an insignificant amount of the entities' expected losses. Therefore, the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests.

Under U.S. GAAP, VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses. The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to variable interest entities (“VIEs”). As of December 31, 2018, these consolidated financial statements include total assets of these VIEs $16,669 and total liabilities of these VIEs $9,038.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings, as discussed in “Note 4 - Initial Public Offering.” Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company's consolidated financial statements. The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion. The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the Assigned Clinic Loans which the Company guarantees. See “Note 20 - Related Party Transactions.”

Note 13. Noncontrolling Interests Subject to Put Provisions

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain agreements with put provisions which are exercisable upon the occurrence of specific events, including the sale of all or substantially all of the Company's assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO, of which some were exercised during the year ended December 31, 2018. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the equity subject to put provisions is reported at the greater of the carrying value or estimated fair value for accounting purposes, while some of the equity subject to put provisions is stated at the contractual estimated fair value or redemption value, as outlined in each specific put provision. The put rights of such noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3.

The fair value of the noncontrolling interests subject to these put provisions is estimated using the Income, Market and Asset Based Approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a Weighted Average Cost of Capital (14.50% - 20.50%) to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiples at which these obligations may be settled may vary depending upon market

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses.

As of December 31, 2018, 2017, and 2016, the Company’s potential obligations under time‑based put provisions totaled approximately $101,115, $97,650, and $108,774, respectively. As of December 31, 2018, 2017, and 2016, the Company’s potential additional obligations under event‑based put provisions were approximately $27,984, $32,788, and $41,275, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying consolidated balance sheets.

The Company's computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of December 31, 2018, 2017, and 2016 is set forth below.

	December 31, 2018	December 31, 2017	December 31, 2016
		(restated)	(restated)
Redemption value	$11,221	$12,283	$20,491
Estimated fair values for accounting purposes	2,672	5,970	10,424
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$8,549	$6,313	$10,067

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	December 31, 2018	December 31, 2017	December 31, 2016
		(restated)	(restated)
Noncontrolling interest subject to put provisions - estimated fair values	$120,550	$124,125	$139,982
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	8,549	6,313	10,067
Noncontrolling interests subject to put provisions - maximum redemption value	$129,099	$130,438	$150,049

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
		(restated)	(restated)
Change in estimated fair values for accounting purposes	$(9,963)	$(1,886)	$17,415
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	2,566	11,503	10,067
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$(7,397)	$9,617	$27,482

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 14. Changes in Ownership Interest in Consolidated Subsidiaries

The effects of changes in the Company’s ownership interests in its consolidated subsidiaries on the Company’s equity are as follows:

	Year ended December 31,
	2018	2017	2016
		(restated)	(restated)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(28,767)	$(4,597)	$3,146
(Decrease) increase in paid-in capital for the sales of noncontrolling interest	(891)	231	99
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(6,645)	(7,566)	(7,680)
Net transfers to noncontrolling interests	(7,536)	(7,335)	(7,581)
Net loss attributable to American Renal Associates Holdings, Inc., net of transfers to noncontrolling interests	$(36,303)	$(11,932)	$(4,435)

Note 15. Debt

Long‑term debt consists of the following at December 31:

	2018	2017	2016
2017 Credit Agreement - Term B Loan Facility	$433,400	$437,800	$433,758
2017 Credit Agreement - Revolving Credit Facility	5,500	—	—
Assigned Clinic Loans due to Term Loan Holdings(1)	5,078	11,082	19,768
Other Term Loans(2)	113,866	114,536	98,735
Other Lines of Credit(3)	1,849	3,600	19,360
Capital Lease Obligations(4)	6,706	—	—
Other(5)	2,040	2,601	3,041
	568,439	569,619	574,662
Less: discounts and fees, net of accumulated amortization	(8,073)	(9,531)	(4,330)
Less: current maturities	(42,855)	(44,534)	(48,274)
	$517,511	$515,554	$522,058

(1)	See “Note 4 - Initial Public Offering” and “Note 20 - Related Party Transactions.”

(2)	Principal and interest is payable monthly at rates between 3.31% and 7.98% over varying periods through June 2026.

(3)	The interest on the lines of credit is payable monthly at rates between 4.13% and 5.13% and convert to term loans at various maturity dates through August 2022.

(4)	Capital lease obligations expiring in various years through 2033.

(5)	Principal and interest of the other corporate debt is payable monthly at a rate of 4.07% maturing in April 2022.

Scheduled maturities of long‑term debt as of December 31, 2018 are as follows:

2019	$43,022
2020	35,761
2021	26,461
2022	23,956
2023	15,128
Thereafter	424,111
$568,439

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

During the year ended December 31, 2018, the Company made mandatory principal payments of $4,400 under the 2017 Credit Agreement (as defined below).

As of December 31, 2018, there were $5,500 of borrowings outstanding under the 2017 Revolving Credit Facility as provided for under the Company's 2017 Credit Agreement (as defined below).

2017 Credit Agreement and Repayment of First Lien Credit Agreement

On June 22, 2017, ARH and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under ARH's prior existing First Lien Credit Agreement. The 2017 Credit Agreement provides ARH with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 or (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase.

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

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH's and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of December 31, 2018, ARH is in compliance with these covenants.

The Company incurred $9,259 of costs associated with these refinancing activities, of which $717 were charged as transaction costs, $4,628 represent debt discounts and $3,914 were deferred as financing costs upon the execution of the 2017 Credit Agreement. The debt discounts and deferred financing costs were amortized over the term of the 2017 Credit Agreement. The write-off of deferred financing fees and discounts in the amount of $526 was charged as early extinguishment of debt in 2017.

2017 Term B Loan Facility

The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of December 31, 2018, interest payable quarterly was 5.77% per annum. The 2017 Term B Loan Facility matures in June 2024.

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of December 31, 2018.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

ARH is required to make principal payments under the 2017 Term B Loan Facility in equal quarterly installments of $1,100.

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of December 31, 2018, the fee was 0.50%. There were $5,500 borrowings outstanding under the 2017 Revolving Credit Facility as of December 31, 2018 which had an interest rate of 4.86%.

The 2017 Credit Agreement was amended in April 2019. See "-Debt Related Subsequent Events" below.

Interest Rate Swap Agreement

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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings, and to the extent the swap is ineffective and produces gains and losses differently from the losses or gains being hedged, the ineffectiveness portion is recognized in earnings, immediately. Hedge effectiveness is tested quarterly. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The unrealized pre‑tax (gain) loss of $(892), $601, and $(668) related to interest rate swap agreements was recorded in accumulated other comprehensive income during the years ended December 31, 2018, 2017, and 2016, respectively. See “Note 8 - Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of December 31, 2018, 2017, and 2016.

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

As more fully described within “Note 8 - Fair Value Measurements,” the Company uses a three‑level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the derivative instruments are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement would be materially different from the fair values currently reported. The associated unrealized pre‑tax loss of $586 and $884 was recorded in accumulated other comprehensive income during the years ended December 31, 2018 and 2017, respectively. The Company had no interest rate Cap agreements in 2016. See “Note 8 - Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of December 31, 2018, 2017, and 2016.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Debt Related Subsequent Events
Subsequent Amendments and Waivers Related to Credit Agreement
On April 26, 2019, ARH entered into an amendment (the “Amendment”) to the 2017 Credit Agreement, waiving certain actual or potential defaults and amending certain covenants and other provisions. Among other things, the waiver addressed actual or potential defaults that may have resulted from the Company's failure to (i) satisfy the maximum consolidated net leverage ratio when required, and (ii) deliver when required certain financial information for the fiscal years ended December 31, 2017 and December 31, 2018 and for the fiscal quarters ended June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019 and June 30, 2019, in each case prepared in accordance with GAAP. In connection with the Amendment, the Company paid $6,021 of fees during the quarter ended June 30, 2019 and agreed to increase the interest rate on borrowings under the 2017 Credit Agreement.
The 2017 Revolving Credit Facility is scheduled to mature in June 2022 and the 2017 Term B Loan Facility is scheduled to mature in June 2024. The principal amount of the term B loans under the 2017 Term B Loan Facility (“term B loan”) amortize in equal quarterly installments in an aggregate annual amount of (i) 1.00% of the original principal amount of such term B loans through December 31, 2019 and (ii) 2.00% thereafter. The maturity dates under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility are subject to extension with lender consent according to the terms of the 2017 Credit Agreement. The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments.
For the period from April 26, 2019 until the date on which ARH has delivered the consolidated financial statements for the fiscal quarter ended March 31, 2019 and no default under the 2017 Credit Agreement is continuing (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans will be 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%, instead of pricing each such margin off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. From and after the Covenant Reversion Date, any outstanding loans under the revolving credit facility will bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $5.5 million of borrowings outstanding under the 2017 Revolving Credit Facility as of December 31, 2018. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries and, as of December 31, 2018, was 0.50%. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility will be 0.50% without regard to the consolidated net leverage ratio. In addition, until the Covenant Reversion Date, ARH will not be permitted to incur revolving credit loans or swing line loans or have letters of credit issued if, after giving effect to the incurrence or issuance, the Company's cash and cash equivalents would exceed $75,000.
The 2017 Credit Agreement contains customary events of default, the occurrence which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As a result of the Restatement and related matters, as of December 31, 2018, ARH was not in compliance with all of these covenants, which non-compliance was waived for the period specified in the Amendment. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of December 31, 2018, we were in compliance with the applicable consolidated net leverage ratio.
In addition, the Amendment added a new event of default in the event it is determined that ARH failed to satisfy the maximum consolidated net leverage ratio at the time of borrowing under the 2017 Revolving Credit Facility or when required on or after the last day of the fiscal quarter ended December 31, 2018 or the fiscal quarter ended March 31, 2019.
The Amendment also waived any default or events of default that may have resulted from ARH underpaying any interest payments or letter of credit fees based on the application of a lower applicable rate due to the delivery, prior to the effective date of the Amendment, of inaccurate financial statements if such inaccuracy arose out of the Inaccurate Matters (as defined below). However, ARH will be required to pay any accrued interest and letter of credit fees that are ultimately determined to have been payable but for such lower applicable rate. The Amendment waived inaccuracies of certain representations and warranties previously made to the extent that the inaccuracies were a result of (i) inaccuracies or errors in financial reporting, accounting and related metrics described in the Current Report on Form 8-K filed by ARAH with the Securities and Exchange Commission on March 27, 2019 (the “March 27 Form 8-K”) or otherwise identified pursuant to, or as a result of, the review of the audit committee of the board of directors of ARAH described in the March 27 Form 8-K, and (ii) any weaknesses in internal control over financial reporting related to the foregoing (together, the “Inaccurate Matters”).
The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.
The Company’s clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances from substantially all of its third-party clinic lenders, and continue to seek waivers or forbearances for the Assigned Clinic Loans and from the remaining lenders. The total balance of clinic-level debt as of December 31, 2018 for which the Company has not obtained waivers through the date of issuance of these consolidated financial statements amounts to approximately $4.2 million of which the long-term portion of the balance at both March 31, 2019 and June 30, 2019 will be reclassified to current portion of long-term debt.
Subsequent Amendment of Interest Rate Swap Agreement and Interest Rate Cap Agreements
Effective May 7, 2019, the Company obtained an amendment and waiver related to the 2017 Interest Rate Swap Agreement. The amendment waived any defaults or potential default under the Swap Agreement arising from ARH’s prior delivery of certain inaccurate financial statements, any associated breach of representations and warranties regarding the accuracy of such financial statements, and the delay in the Company’s filing of its Form 10-K. Under terms of the Amendment, any such defaults or potential defaults are waived until the earlier of (i) September 9, 2019 or (ii) such date as ARH has provided the lenders with the Company’s Form 10-K.
Effective May 16, 2019, the Company obtained an amendment and waiver related to the 2017 Interest Rate Cap Agreements. The amendment waived any defaults or potential default under the Cap Agreements arising from ARH’s prior delivery of certain inaccurate financial statements, any associated breach of representations and warranties regarding the accuracy of such financial statements, and the delay in the Company’s filing of its Form 10-K. Under terms of the Amendment, any such defaults or potential defaults are waived until the earlier of (i) September 9, 2019 or (ii) such date as ARH has provided the lenders with the Company’s Form 10-K.
Note 16. Leases

Substantially all of the Company’s facilities are leased under noncancelable operating leases expiring in various years through 2033. Most lease agreements cover periods from five to fifteen years and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses. The Company expenses rent using the straight‑line method over the initial lease term starting from date of possession. Tenant allowances received from lessors are capitalized and amortized over the initial term of the lease. Rent expense under operating leases was

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

$30,843 in 2018, $28,546 in 2017 and $25,346 in 2016. Total amortization expenses for assets purchased under capital leases were $213 in 2018. There were no capital leases in 2017 or 2016.

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was approximately $10,778, $10,160 and $8,238 in 2018, 2017 and 2016, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sub‑lease arrangements, which extends to 2033, amounted to $963, $853 and $813 in 2018, 2017 and 2016, respectively. Future receipts of $6,581 due from these related parties are included in sublease receipts presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non‑cancelable operating leases expiring in various years through 2032. Rental income under these subleases was $1,709 in 2018, $1,515 in 2017 and $1,439 in 2016.

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and capital leases as of December 31, 2018, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Receipts	Net Operating Leases	Capital Leases
2019	$31,311	$1,537	$29,774	$876
2020	29,608	1,551	28,057	930
2021	27,597	1,572	26,025	940
2022	25,132	1,592	23,540	950
2023	20,363	1,117	19,246	963
Thereafter	61,085	3,175	57,910	6,286
Total minimum lease payments	$195,096	$10,544	$184,552	$10,945
Less: amount representing interest				4,239
Present value of net minimum capital lease payments				$6,706
Less: current installments of obligations under capital leases				302
Long-term capital lease obligation				$6,404

The Company adopted ASU 2016-02 effective January 1, 2019. See “Note 2 - Summary of Significant Accounting Policies” for additional information.

Note 17. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

	2018	2017	2016
		(restated)	(restated)
Current:
Federal	$(112)	$(2,000)	$17,432
State	657	173	3,617
	$545	$(1,827)	$21,049
Deferred:
Federal	$1,348	$9,435	$(15,873)
State	1,003	1,863	(2,697)
	$2,351	$11,298	$(18,570)
Total provision for income taxes	$2,896	$9,471	$2,479

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2018	2017	2016
		(restated)	(restated)
Net operating loss and contribution carryforwards	$5,542	$5,541	$7,092
Legal settlement (Note 23)	5,065	—	—
Accrued expenses	1,484	1,115	1,519
Stock-based compensation	9,417	9,708	16,568
Interest limitation	2,189	—	—
Other	165	165	250
Interest rate swap	—	379	66
Deferred tax assets:	23,862	16,908	25,495
Valuation allowance	(12,420)	(5,414)	—
Total deferred tax assets	11,442	11,494	25,495

Investment in joint ventures	(9,784)	(7,254)	(8,039)
Goodwill and intangible amortization	(3,400)	(3,331)	(4,943)
Depreciation	(1,378)	(1,293)	(2,054)
Other	(49)	(38)	(110)
Total deferred tax liabilities	(14,611)	(11,916)	(15,146)

Net deferred tax (liabilities) assets	$(3,169)	$(422)	$10,349

As of December 31, 2018, the Company has $3,410 in state loss carryforwards which expire at various dates ending 2033 and $20,510 in charitable contribution carryforwards which expire at various dates ending in 2023. As of December 31, 2018, the Company has recorded a valuation allowance of $12,420 against all federal and state tax assets because it has determined that it is not more likely than not that the deferred tax assets will be realized. The current year change in the valuation allowance of $7,006 relates primarily to the following: increase related to current year charitable contributions of $1,042, a decrease of $1,041 related to the expiration of charitable contribution benefits and a $7,005 increase related to the valuation allowance on all other deferred tax assets.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the 2017 Tax Act during the year ended December 31, 2018. The Company recorded a net income tax of $2,700 during the fourth quarter of 2017 as a result of the 2017 Tax Act.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The income tax expense included in the accompanying consolidated statements of operations principally relates to the Company’s proportionate share of the pre‑tax income from its ownership in joint venture subsidiaries. A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31:

	2018	2017	2016
		(restated)	(restated)
Income tax provision at federal statutory rate	21%	35%	35%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(2.9)%	0.6%	0.9%
Noncontrolling interests in passthrough entities	(44.0)%	(32.3)%	(33.4)%
Valuation allowance	33.0%	8.7%	—%
Other permanent items, net	4.8%	2.0%	(0.1)%
Effective income tax rate	11.9%	14.0%	2.4%

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2012. The Company is currently under audit by the state of Louisiana for the 2013-2015 tax years and the District of Columbia for the tax years 2013-2017 as of December 31, 2018.

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

	2018	2017	2016
January 1	$21,077	$25,062	$15,833
Increase due to current year tax positions	—	—	9,229
Decrease due to prior year tax positions	(4,109)	(3,985)	—
December 31	$16,968	$21,077	$25,062

The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6,633, $9,245, and $11,020 as of December 31, 2018, 2017, and 2016, inclusive of $2,511, $1,353, and $474, respectively, of interest related to uncertain tax positions and are included in Accrued expenses and other current liabilities on our consolidated balance sheets. The Company believes that it is reasonably possible that the recorded amount of gross unrecognized tax benefits as of December 31, 2018 may decrease within twelve months of the reporting date as a result of the filing of Forms 3115 in the third quarter of 2019.

Note 18. Loss Per Share

Basic loss per share is computed by dividing net income (loss) attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the redemption value and estimated fair value for accounting purposes of related noncontrolling interest put provisions, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive in the periods presented, but could be dilutive in the future.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
		(restated)	(restated)
Basic and Diluted
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(28,767)	$(4,597)	$3,146
Change in the difference between the redemption values and estimated fair values for accounting purposes of the related noncontrolling interests	(2,566)	(11,503)	(10,067)
Net loss attributable to common shareholders	(31,333)	(16,100)	(6,921)
Weighted‑average common shares outstanding	31,965,844	31,081,824	28,118,673
Weighted‑average common shares outstanding, assuming dilution	31,965,844	31,081,824	28,118,673
Loss per share, basic and diluted	$(0.98)	$(0.52)	$(0.25)
Outstanding options excluded as impact would be antidilutive	3,442,048	1,894,340	572,097

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

The Company grants options that allow for the settlement of vested stock options on a net share basis (“net settled stock options”), under certain circumstances, instead of settlement with a cash payment. With net settled stock options, the employee does not surrender any cash or shares upon exercise. Rather, the Company withholds the number of shares to cover the option exercise price and the minimum statutory tax withholding obligations from the shares that would otherwise be issued upon exercise. The settlement of vested stock options on a net share basis results in fewer shares issued by the Company.

Share‑Based Compensation Plans:

(a) American Renal Holdings Inc. 2005 Equity Incentive Plan

In December 2005, the Company established the American Renal Holdings Inc. 2005 Equity Incentive Plan (the “2005 Plan”), under which common stock were reserved for issuance to employees, directors, and consultants. Options granted under the 2005 Plan may be incentive stock options or nonstatutory stock options. In response to the May 2010 acquisition of the Company by certain affiliates of Centerbridge Capital Partners, L.P. and certain members of management, options granted under the 2005 Plan became exercisable into American Renal Associates Holdings, Inc. As of December 31, 2018, options to purchase an aggregate of 11,120 shares of common stock were outstanding under the 2005 Plan.

(b) American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan

In May 2010, the Company adopted the American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) under which 3,606,251 shares of the Company’s common stock were reserved for issuance to the Company’s employees, directors and consultants. In March 2014, the Company’s Board of Directors approved authorizing the issuance of an additional 1,627,258 shares under the plan. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. As of December 31, 2018, options to purchase an aggregate of 3,859,143 shares of common stock were outstanding under the 2010 Plan.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

(c) American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors

In January 2011, the Company adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the “2011 Director’s Plan”) under which 100,000 shares of the Company’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Director’s Plan. As of December 31, 2018, options to purchase an aggregate of 34,350 shares of common stock were outstanding under the 2011 Director’s Plan.

(d) American Renal Associates Holdings, Inc. 2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of December 31, 2018, options to purchase an aggregate of 1,106,578 shares of common stock, and 441,063 unvested restricted stock awards, were outstanding under the 2016 Plan.

Shares Reserved

As of December 31, 2018, there were 2,056,620 shares remaining for issuance for future equity grants under the Company’s 2016 Plan. There were no shares available for future equity grants under the 2005 Plan, 2010 Plan and 2011 Director’s Plan.

Equity Grants, Assumptions and Activity

The following table presents the stock‑based compensation expense and related income tax benefit included in the Company’s consolidated statements of operations for the years ended December 31:

	2018	2017	2016
Patient care costs	$714	$2,773	$5,720
General and administrative	5,007	13,099	34,578
Total stock‑based compensation	$5,721	$15,872	$40,298
Income tax benefit	$1,493	$6,349	$16,119

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

The weighted‑average assumptions used in the option valuation models for awards granted in 2018, 2017 and 2016 are as follows.

	2018	2017	2016
Expected volatility(1)	30 - 35%	30 - 35%	25%
Expected term in years(2)	6.0	6.0	6.0 - 6.5
Risk-free interest rate(3)	2.74 - 2.99%	1.92 - 2.26%	1.20 - 1.58%
Expected annual dividend yield(4)	—%	—%	—%
Weighted-average grant-date fair value	$7.14	$5.52	$6.24

(1)
Since the Company does not have sufficient history as a public company and does not have sufficient trading history for its common stock, the expected volatility was largely estimated based on the historical equity volatility of common

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. For each of the comparable publicly traded entities, the historical equity volatility and the capital structure of the entity were used to calculate the implied stock volatility. The average implied stock volatility of the comparable publicly traded entities was then used to calculate a relevered equity volatility for the Company based on the Company’s own capital structure. In the first quarter of 2018, the Company utilized the relevered equity volatility based on the comparable publicly traded entities for the Company and beginning in the second quarter of 2018, the Company began weighting in its own historical equity volatility to arrive at the concluded weighted-average equity volatility for the option valuation model. The comparable entities from the healthcare sector were chosen based on area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company's own stock price becomes available.

(2)	Expected term of 6.0 years for a service‑based option is based on the “short‑cut method” as prescribed by Securities and Exchange Commission’s Staff Accounting Bulletin No. 110.

(3)	The risk‑free interest rate is based on the yield of zero‑coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	Expected dividend yield is based on management’s expectations.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the year ended December 31, 2018:

	Number of Shares	Weighted - average exercise price	Weighted - average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of January 1, 2018	5,280,261	$11.79
Granted	296,286	19.32
Exercised	(348,442)	5.17
Forfeited/Cancelled	(216,914)	16.50
Options outstanding as of December 31, 2018	5,011,191	$12.38	4.99	$17,056
Vested and expected to vest as of December 31, 2018	5,011,191	$12.38	4.99	$17,056
Exercisable as of December 31, 2018	3,172,792	$8.29	3.98	$17,056

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2018, 2017 and 2016 was $4,825, $10,974 and $1,299, respectively.

As of December 31, 2018, the Company had approximately $6,178 of unrecognized compensation costs related to unvested share‑based compensation arrangements of which $408 is attributable to share‑based awards with market and performance conditions and $5,771 is attributable to time‑based vesting. The compensation cost associated with unvested awards is expected to be recognized as expense over a weighted‑average period of approximately 3.4 years.

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company's achievement of defined performance metrics. The Company has determined that the performance conditions for these awards are probable of achievement as of December 31, 2018.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

As of December 31, 2018, a total of 441,063 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $4,929 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.3 years.

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted - average grant date fair value
Unvested as of January 1, 2018	252,307	$16.70
Granted	359,691	22.18
Vested	(100,553)	16.91
Forfeited/Cancelled	(70,382)	19.48
Unvested as of December 31, 2018	441,063	$20.68

The total fair value of restricted stock vested during the years ended December 31, 2018 and 2017 was approximately $1,701 and $440, respectively. There was no vested restricted stock during the years ended December 31, 2016.

Stock Option Modification

In connection with the dividends paid at the time of the IPO, equitable adjustments are required by the terms of some of the Company's equity incentive plans and for other plans were modified at the discretion of the Company's Board of Directors. See “Note 4 - Initial Public Offering”.

Note 20. Related Party Transactions

Term Loan Holdings

The Company administers and manages the Assigned Clinic Loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings. The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The fee charged for the year ended December 31, 2018 is immaterial. See “Note 4 - Initial Public Offering” and “Note 15 - Debt.”

Due from Related Party

As described in “Note 16 - Leases,” the Company subleases space in its facilities to certain nephrologist partners. In connection with certain such subleases, the Company loaned a total initial amount of $2,445 for various facility buildouts. The loans had an interest rate of 6% with maturities ranging from March 2026 through September 2033. Fixed principal and interest payments with respect to such loans are payable monthly. As of December 31, 2018, the remaining balance to be paid to the Company was $2,224, which is included in Prepaid expenses and other current assets on the consolidated balance sheet.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $318, $310, and $344 during the year ended December 31, 2018, 2017, and 2016 respectively.

The executive officer and his spouse, through a trust in which the executive officer's spouse is trustee and beneficiary, are partners in certain of the Company's clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of December 31, 2018, 2017, and 2016, the aggregate principal

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company's joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $4,065, $6,027, and $7,213, respectively. As of December 31, 2018, such loans had maturities ranging from February 2019 to August 2024, with a weighted average maturity of approximately 3.4 years (May 2022), and interest rates ranging from 3.31% to 6.30%, with a weighted average interest rate of 4.8%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $692 of such outstanding loans as of December 31, 2018.

Note 21. Commitments and Contingencies

The Company had obligations under contracts related to the construction of clinics totaling $4,367 as of December 31, 2018 which are expected to be paid in 2019.

The Company has aggregate additional purchase obligations of $139,625 for minimum purchase commitments over a period of five years under its agreements with certain suppliers. In the event of a shortfall, the Company is required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee. The Company entered into an additional purchase agreement in March 2019 with a supplier for an amount of approximately $105,000 in years 2019 through 2022.

Income Tax Receivable Agreement

As described in “Note 4 - Initial Public Offering” and “Note 8 - Fair Value Measurements,” the Company is a party to the TRA under which it is contractually committed to pay its pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by the Company, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA). The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income the Company generates in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of the Company's common stock at the time of such exercise.

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

In addition, see “Note 23 - Certain Legal and Other Matters” below.

Note 22. Certain Legal and Other Matters

The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.

Government Inquiries and Investigations

On January 3, 2017, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting certain information relating to the Company’s payments and other interactions with the American Kidney Fund and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws. The Company

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

cooperated fully with the government. The Company believes that this investigation related to a complaint, unsealed on August 1, 2019 in the U.S. District Court for the District of Massachusetts, that named certain of its competitors, the AKF and certain unidentified parties as defendants. The complaint alleges violations of the federal False Claims Act and various state false claims acts. The Department of Justice elected not to intervene in the matter. While the Company was not identified as a defendant in the matter, it can make no assurance that it will not be named as one of the unidentified defendant parties.

In October 2018, the Staff of the SEC requested that the Company voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. On March 27, 2019, the Company filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, the Company received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K and related matters. On June 19, 2019, the Company received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information. The Company may receive additional related subpoenas or other requests for documents and information from the Staff. The Company has cooperated fully with this investigation and will continue to do so.

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA. The Company, the Board, and its current and former executive officers could become subject to additional litigation relating to these matters. The Company intends to vigorously defend itself against these claims.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey against the members of the Company’s board of directors and certain of its current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in the Company’s internal control over financial reporting, alleged misstatements and omissions in the Company’s 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, a direction to the Company to hold an annual meeting of stockholders and reforms to the Company’s corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees.

Other

From time to time, the Company is subject to various legal actions and proceedings involving claims incidental to the conduct of its business, including contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. Based on information currently available, established reserves, available insurance coverage and other resources, the Company does not believe that the outcomes of any such pending actions, proceedings or investigations in the ordinary course of business, are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties, and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to the Company's business, financial condition, results of operations or cash flows.

Although the Company is not currently subject to any formal regulatory investigations or proceedings other than those described herein, there is no assurance that any such investigations or proceedings will not be commenced by any U.S. federal or state healthcare or other regulatory agencies. In addition, the Company may in the future be subject to additional inquiries,

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

investigations, litigation or other proceedings or actions, regulatory or otherwise, arising in relation to the matters described above and related litigation and investigative matters. An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company also records in Certain legal and other matters, legal fees and other expenses relating to matters that it believes do not reflect its core business operations.

Resolved Matters

The wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), were defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM), filed July 1, 2016, and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB), filed March 30, 2018. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Statement of Operations during the year ended December 31, 2018, and a remaining present value of $19,614. As of December 31, 2018, $7,641 is classified as Accrued expenses and other current liabilities and $11,973 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018 and the second installment of $8,000 on August 1, 2019 and expects to pay $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.

On July 26, 2016, the Staff of the SEC sent a letter to the Company stating that it was conducting an inquiry and requesting that the Company provide certain documents and information relating to the subject matter covered by the United complaint described above. On April 28, 2017, the Company was notified by the SEC Staff that the SEC had concluded its investigation and, based on the information it had as of that date, did not intend to recommend an enforcement action against the Company.

On August 31, 2016 and September 2, 2016, putative shareholder class action complaints were filed in the United States District Court for the Southern District of New York and the United States District Court for the District of Massachusetts, respectively, against the Company and certain officers and directors of the Company. On October 26, 2016, the complaint filed in the Southern District of New York was voluntarily dismissed by the plaintiff without prejudice. On June 15, 2018, the United States District Court for the District of Massachusetts approved a Stipulation of Settlement, entered into between the Company and Lead Plaintiff on January 30, 2018 in the matter captioned Esposito, et al. v. American Renal Associates Holdings, Inc., et al., Case No. 16-cv-11797 (ADB). The Stipulation of Settlement provided for a total settlement payment of $4,000, inclusive of administrative fees and fees for the lead plaintiff’s counsel. Substantially all of the settlement was funded by insurance proceeds. The settlement released all claims asserted against the Company and the other named defendants in the action without any liability or wrongdoing attributed to them.

On October 25, 2017, Stephen Bushansky, a shareholder, filed a derivative lawsuit purportedly on behalf of the Company against the members of its board of directors. The lawsuit was filed in the United States District Court for the District of Massachusetts. On May 31, 2018, the United States District Court for the District of Massachusetts approved a settlement

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

agreement, entered into between the Company and Steven Bushansky on March 29, 2018 in the matter captioned Stephen Bushansky, Derivatively on Behalf of American Renal Associates Holdings, Inc. v. Joseph A. Carlucci, et. al., Case No. 17-cv-12091 (ADB). The settlement agreement provided for, among other things, a settlement payment of $350, inclusive of attorney’s fees, and certain corporate governance changes. The payment was made by the Company’s insurer. The settlement resolved the claims asserted against all defendants in the action without any liability or wrongdoing attributed to them.

CMS Request for Information

On August 18, 2016, the Centers for Medicare and Medicaid Services (“CMS”) issued a request for information seeking public comment on the concerns that some healthcare providers and provider-affiliated organizations may be steering patients eligible for, or receiving, Medicare and/or Medicaid benefits into ACA-compliant individual marketplace plans, including health insurance marketplace plans. The request for information also sought comment about certain charities that provide assistance to patients seeking private insurance coverage. CMS also sent letters to all Medicare-enrolled dialysis facilities and centers informing them of this request for information. The Company provided a response to the CMS request for information.

Note 23. Employee Benefit Plan

In 2018, the Company sponsored a 401(k) defined contribution retirement plan for qualifying employees. The Company made no contributions to the plan in 2018, 2017 and 2016.

Note 24. Concentrations

The Company holds cash at several major financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250. The Company maintains balances in excess of these limits, but does not believe that such deposits with its banks are subject to any unusual risk.

EPOGEN® and Aranesp® are significant physician‑prescribed pharmaceuticals that are commonly administered during dialysis and are provided by Amgen. In September 2017, the Company entered into a purchase agreement with Vifor International AG that expires on December 31, 2022, pursuant to which it will provide the Company's clinics with epoetin alfa-epbx (Retacrit™) and Mircera®, alternatives to EPOGEN and Aranesp, respectively.

Note 25. Subsequent Events

Acquisitions

On January 1, 2019, the Company acquired the assets of a dialysis center in Florida. The Company has a controlling interest in this joint venture.

On March 1, 2019, the Company acquired the assets of a dialysis center in South Carolina. The Company has a controlling interest in this joint venture.

The consideration transferred, on a combined basis for all acquisitions consummated during 2019 through the date of issuance of these financial statements, was as follows:

Cash	$6,590
Equity interests	4,655
Fair value of total consideration transferred	$11,245

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The amounts recognized as of the acquisition date, on a combined basis for all acquisitions consummated during 2019 through the date of issuance of these financial statements, for each major class of assets acquired and liabilities assumed were allocated preliminarily based on the estimated fair value, as follows:

Property and equipment	$1,657
Noncompete agreements	660
Goodwill	8,683
Other assets	245
Total consideration paid	$11,245

The acquisition was made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, and goodwill of $4,774 is expected to be deductible for tax purposes. Pro forma information is not presented because such amounts are not significant.

Divestitures

The Company periodically divests the operating assets and liabilities of dialysis centers. The results of operations for these divestitures are included in the Company’s consolidated statements of operations through their respective sale consummation dates.

On March 1, 2019, the Company sold 100% of the Company’s equity in two dialysis clinics in Florida and received a combined cash consideration for the sales of $3,300. The transactions resulted in the recognition of a combined gain of $512 and a reduction of goodwill of $2,210 during the quarter ended March 31, 2019.
On July 1, 2019, the Company sold 100% of the Company’s equity in two dialysis clinics in Maryland and received a combined cash consideration for the sales of $3,000. The transactions resulted in the recognition of a combined gain of $264 and a reduction of goodwill of $2,155 during the quarter ended September 30, 2019.
Held for Sale
As of June 30, 2019, the Company reclassified the combined carrying value of assets of $14,061, which met the criteria of held for sale and are expected to be sold within one year, to Current assets held for sale on the consolidated balance sheet.
Key Employee Retention Plan

In April 2019, the Company entered into retention agreements with certain officers and other employees of the Company to be paid in October 2019. The maximum amount payable under the plan is $2,005, which is earned over the retention period.

Consulting Agreement

On March 25, 2019, the Company entered into an independent contractor's agreement with ECG Ventures, Inc., an entity wholly owned by a member of the Board. The board member provides consulting services to the Company on the terms set forth in the agreement. The agreement provides for a base fee of $100 per month during the term of the agreement, plus both a restatement fee and a performance fee, as well as reimbursement for travel and certain legal expenses. The Company incurred expenses of $656 during the three months ended June 30, 2019 relating to services provided under this consulting agreement.

Refer to “Note 15 - Debt” and “Note 22 - Certain Legal and Other Matters” for additional subsequent events identified.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 26. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except for share data)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
		(restated)	(restated)	(restated)	(restated)	(restated)	(restated)	(restated)
Patient service operating revenues	$207,806	$205,719	$205,952	$186,299	$190,509	$190,670	$177,890	$178,249
Net patient service operating revenues	$207,806	$205,719	$205,952	$186,299	$187,331	$187,918	$177,459	$176,294
Operating Income (loss)	$22,949	$24,110	$(4,310)	$12,573	$27,033	$33,224	$18,277	$11,674
Income (loss) before income taxes	$19,590	$12,388	$(10,710)	$4,095	$21,549	$29,554	$7,922	$8,582
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(572)	$(734)	$(23,659)	$(3,802)	$(4,898)	$7,496	$(5,073)	$(2,122)
Basic (loss) income per share attributable to American Renal Associates Holdings, Inc.	$(0.06)	$(0.04)	$(0.78)	$(0.10)	$(0.12)	$0.26	$(0.26)	$(0.41)
Diluted (loss) income per share attributable to American Renal Associates Holdings, Inc.	$(0.06)	$(0.04)	$(0.78)	$(0.10)	$(0.12)	$0.24	$(0.26)	$(0.41)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The following tables present the restated unaudited quarterly condensed consolidated financial statements for each quarter-to-date and year-to-date interim period for the years ended December 31, 2018, 2017, and 2016. In the opinion of the Company's management, the unaudited condensed consolidated financial statements have been prepared on a basis consistent with the financial statements which appear elsewhere in these consolidated financial statements and include all adjustments, necessary for a fair statement of the financial position and results of operations for such unaudited periods. Historical results are not necessarily indicative of results to be expected in the future. See “Note 3 - Restatement of Consolidated Financial Statements” for additional information and a description of the adjustments and reclassifications in each category of restatements referenced by (a) through (h).

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Balance Sheets for interim quarters ended 2018 (tables in thousands, except per share data):

	As of March 31, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$64,283	$(10)	f	$64,273
Accounts receivable, less allowance for doubtful accounts	85,723	24,608	a	110,331
Inventories	7,642	(1,513)	a,f	6,129
Prepaid expenses and other current assets	24,478	799	f	25,277
Income tax receivable	7,835	(7,835)	d	—
Total current assets	189,961	16,049		206,010
Property and equipment, net of accumulated depreciation	168,682	—		168,682
Intangible assets, net of accumulated amortization	25,182	—		25,182
Other long-term assets	15,013	—		15,013
Goodwill	570,946	395	c	571,341
Total assets	$969,784	$16,444		$986,228
Liabilities and Equity
Accounts payable	$40,885	$—		$40,885
Accrued compensation and benefits	27,160	—		27,160
Accrued expenses and other current liabilities	51,954	11,836	d	63,790
Current portion of long-term debt	45,121	—		45,121
Total current liabilities	165,120	11,836		176,956
Long-term debt, less current portion	512,822	—		512,822
Income tax receivable agreement payable	8,646	—		8,646
Other long-term liabilities	14,171	(24)	d	14,147
Deferred tax liabilities	9,560	(9,138)	d	422
Total liabilities	710,319	2,674		712,993
Commitments and contingencies
Noncontrolling interests subject to put provisions	148,769	(8,978)	b	139,791
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,437,507 issued and outstanding	195	—		195
Additional paid-in capital	68,632	29,611	b,c	98,243
Receivable from noncontrolling interests	(515)	—		(515)
Accumulated deficit	(124,485)	(15,001)	a,b,c,d,f	(139,486)
Accumulated other comprehensive income (loss), net of tax	760	(214)	d	546
Total American Renal Associates Holdings, Inc. deficit	(55,413)	14,396		(41,017)
Noncontrolling interests not subject to put provisions	166,109	8,352	a,b,c,d,f	174,461
Total equity	110,696	22,748		133,444
Total liabilities and equity	$969,784	$16,444		$986,228

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	As of June 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$69,403	$(10)	f	$69,393
Accounts receivable, less allowance for doubtful accounts	91,508	13,382	a	104,890
Inventories	6,535	—		6,535
Prepaid expenses and other current assets	20,338	(1,251)	a,f	19,087
Income tax receivable	4,713	(4,713)	d	—
Total current assets	192,497	7,408		199,905
Property and equipment, net of accumulated depreciation	167,621	—		167,621
Deferred tax assets	—	4,596	d	4,596
Intangible assets, net of accumulated amortization	24,966	—		24,966
Other long-term assets	19,639	—		19,639
Goodwill	570,946	393	c	571,339
Total assets	$975,669	$12,397		$988,066
Liabilities and Equity
Accounts payable	$52,849	$—		$52,849
Accrued compensation and benefits	30,881	—		30,881
Accrued expenses and other current liabilities	48,961	13,989	d	62,950
Current portion of long-term debt	46,660	—		46,660
Total current liabilities	179,351	13,989		193,340
Long-term debt, less current portion	509,983	—		509,983
Income tax receivable agreement payable	6,037	—		6,037
Other long-term liabilities	33,819	(3)	d	33,816
Deferred tax liabilities	4,696	(4,696)	d	—
Total liabilities	733,886	9,290		743,176
Commitments and contingencies
Noncontrolling interests subject to put provisions	145,500	(4,763)	e	140,737
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,458,837 issued and outstanding	195	—		195
Additional paid-in capital	69,170	24,169	b,c	93,339
Receivable from noncontrolling interests	(477)	—		(477)
Accumulated deficit	(142,493)	(20,652)	a,b,c,d,f	(163,145)
Accumulated other comprehensive income (loss), net of tax	1,227	(214)	d	1,013
Total American Renal Associates Holdings, Inc. deficit	(72,378)	3,303		(69,075)
Noncontrolling interests not subject to put provisions	168,661	4,567	a,b,c,d,f	173,228
Total equity	96,283	7,870		104,153
Total liabilities and equity	$975,669	$12,397		$988,066

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	As of September 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$61,872	$(10)	f	$61,862
Accounts receivable, less allowance for doubtful accounts	90,596	8,082	a	98,678
Inventories	6,382	—		6,382
Prepaid expenses and other current assets	20,608	(1,892)	a,f	18,716
Income tax receivable	5,306	(5,306)	d	—
Total current assets	184,764	874		185,638
Property and equipment, net of accumulated depreciation	168,346	—		168,346
Deferred tax assets	—	4,596	d	4,596
Intangible assets, net of accumulated amortization	24,811	—		24,811
Other long-term assets	18,198	—		18,198
Goodwill	570,944	395	c	571,339
Total assets	$967,063	$5,865		$972,928
Liabilities and Equity
Accounts payable	$54,023	$—		$54,023
Accrued compensation and benefits	34,658	—		34,658
Accrued expenses and other current liabilities	43,153	13,385	d	56,538
Current portion of long-term debt	47,206	—		47,206
Total current liabilities	179,040	13,385		192,425
Long-term debt, less current portion	506,750	—		506,750
Income tax receivable agreement payable	9,476	—		9,476
Other long-term liabilities	24,378	(3)	d	24,375
Deferred tax liabilities	4,843	(4,843)	d	—
Total liabilities	724,487	8,539		733,026
Commitments and contingencies
Noncontrolling interests subject to put provisions	150,152	(8,916)	b	141,236
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,514,777 issued and outstanding	195	—		195
Additional paid-in capital	65,965	27,252	b,c	93,217
Receivable from noncontrolling interests	(1,340)	—		(1,340)
Accumulated deficit	(140,003)	(23,875)	a,b,c,d,f	(163,878)
Accumulated other comprehensive income (loss), net of tax	1,654	(214)	d	1,440
Total American Renal Associates Holdings, Inc. deficit	(73,529)	3,163		(70,366)
Noncontrolling interests not subject to put provisions	165,953	3,079	a,b,c,d,f	169,032
Total equity	92,424	6,242		98,666
Total liabilities and equity	$967,063	$5,865		$972,928

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Balance Sheets for the interim quarters ended 2017 (tables in thousands, except per share data):

	As of March 31, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$84,003	$(10)	f	$83,993
Accounts receivable, less allowance for doubtful accounts	77,495	48,354	a	125,849
Inventories	4,648	—		4,648
Prepaid expenses and other current assets	18,217	—		18,217
Income tax receivable	9,415	(9,415)	d	—
Total current assets	193,778	38,929		232,707
Property and equipment, net of accumulated depreciation	167,338	—		167,338
Deferred tax assets	—	9,691	d	9,691
Intangible assets, net of accumulated amortization	25,681	—		25,681
Other long-term assets	7,472	—		7,472
Goodwill	573,147	(55)	c	573,092
Total assets	$967,416	$48,565		$1,015,981
Liabilities and Equity
Accounts payable	$24,605	$—		$24,605
Accrued compensation and benefits	26,092	—		26,092
Accrued expenses and other current liabilities	45,075	13,484	d	58,559
Current portion of long-term debt	45,559	—		45,559
Total current liabilities	141,331	13,484		154,815
Long-term debt, less current portion	520,364	—		520,364
Income tax receivable agreement payable	16,683	—		16,683
Other long-term liabilities	12,826	(3)	d	12,823
Deferred tax liabilities	1,522	(1,522)	d	—
Total liabilities	692,726	11,959		704,685
Commitments and contingencies
Noncontrolling interests subject to put provisions	132,465	25,621	b	158,086
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 31,143,998 issued and outstanding	184	—		184
Additional paid-in capital	93,596	364	b,c	93,960
Receivable from noncontrolling interests	(747)	—		(747)
Accumulated deficit	(129,897)	(3,526)	a,b,c,d,f	(133,423)
Accumulated other comprehensive income (loss), net of tax	(744)	—		(744)
Total American Renal Associates Holdings, Inc. deficit	(37,608)	(3,162)		(40,770)
Noncontrolling interests not subject to put provisions	179,833	14,147	a,b,c,d,f	193,980
Total equity	142,225	10,985		153,210
Total liabilities and equity	$967,416	$48,565		$1,015,981

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	As of June 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$74,933	$(11)	f	$74,922
Accounts receivable, less allowance for doubtful accounts	77,841	39,819	a	117,660
Inventories	4,960	—		4,960
Prepaid expenses and other current assets	23,150	—		23,150
Income tax receivable	10,254	(10,254)	d	—
Total current assets	191,138	29,554		220,692
Property and equipment, net of accumulated depreciation	165,495	—		165,495
Deferred tax assets	—	9,635	d	9,635
Intangible assets, net of accumulated amortization	25,638	—		25,638
Other long-term assets	8,885	—		8,885
Goodwill	573,147	(347)	c	572,800
Total assets	$964,303	$38,842		$1,003,145
Liabilities and Equity
Accounts payable	$28,184	$—		$28,184
Accrued compensation and benefits	28,654	—		28,654
Accrued expenses and other current liabilities	60,663	10,032	d	70,695
Current portion of long-term debt	45,711	—		45,711
Total current liabilities	163,212	10,032		173,244
Long-term debt, less current portion	516,442	—		516,442
Income tax receivable agreement payable	15,600	—		15,600
Other long-term liabilities	13,859	(3)	d	13,856
Deferred tax liabilities	1,128	(1,128)	d	—
Total liabilities	710,241	8,901		719,142
Commitments and contingencies
Noncontrolling interests subject to put provisions	113,925	18,569	b	132,494
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 31,283,812 issued and outstanding	185	—		185
Additional paid-in capital	95,369	6,006	b,c	101,375
Receivable from noncontrolling interests	(415)	—		(415)
Accumulated deficit	(132,003)	(6,585)	a,b,c,d,f	(138,588)
Accumulated other comprehensive income (loss), net of tax	(1,420)	—		(1,420)
Total American Renal Associates Holdings, Inc. deficit	(38,284)	(579)		(38,863)
Noncontrolling interests not subject to put provisions	178,421	11,951	a,b,c,d,f	190,372
Total equity	140,137	11,372		151,509
Total liabilities and equity	$964,303	$38,842		$1,003,145

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	As of September 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$67,593	$(10)	f	$67,583
Accounts receivable, less allowance for doubtful accounts	81,234	40,026	a	121,260
Inventories	4,672	—		4,672
Prepaid expenses and other current assets	17,133	—		17,133
Income tax receivable	8,071	(8,071)	d	—
Total current assets	178,703	31,945		210,648
Property and equipment, net of accumulated depreciation	166,890	—		166,890
Deferred tax assets	—	9,635	d	9,635
Intangible assets, net of accumulated amortization	25,488	—		25,488
Other long-term assets	8,636	—		8,636
Goodwill	572,702	(282)	c	572,420
Total assets	$952,419	$41,298		$993,717
Liabilities and Equity
Accounts payable	$33,863	$—		$33,863
Accrued compensation and benefits	31,767	—		31,767
Accrued expenses and other current liabilities	43,797	13,402	d	57,199
Current portion of long-term debt	44,189	—		44,189
Total current liabilities	153,616	13,402		167,018
Long-term debt, less current portion	514,846	—		514,846
Income tax receivable agreement payable	11,900	—		11,900
Other long-term liabilities	15,713	—		15,713
Deferred tax liabilities	1,110	(1,110)	d	—
Total liabilities	697,185	12,292		709,477
Commitments and contingencies
Noncontrolling interests subject to put provisions	110,988	22,728	b	133,716
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 31,314,217 issued and outstanding	186	—		186
Additional paid-in capital	94,158	1,201	b,c	95,359
Receivable from noncontrolling interests	(484)	—		(484)
Accumulated deficit	(124,020)	(7,180)	a,b,c,d,f	(131,200)
Accumulated other comprehensive income (loss), net of tax	(1,447)	—		(1,447)
Total American Renal Associates Holdings, Inc. deficit	(31,607)	(5,979)		(37,586)
Noncontrolling interests not subject to put provisions	175,853	12,257	a,b,c,d,f	188,110
Total equity	144,246	6,278		150,524
Total liabilities and equity	$952,419	$41,298		$993,717

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Balance Sheets for the interim quarters ended 2016 (tables in thousands, except per share data):

	As of March 31, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$95,965	$(4)	f	$95,961
Accounts receivable, less allowance for doubtful accounts	75,831	43,492	a	119,323
Inventories	5,515	—		5,515
Prepaid expenses and other current assets	19,507	(112)	c	19,395
Income tax receivable	2,661	(2,661)	d	—
Total current assets	199,479	40,715		240,194
Property and equipment, net of accumulated depreciation	151,204	—		151,204
Intangible assets, net of accumulated amortization	25,877	—		25,877
Other long-term assets	6,574	—		6,574
Goodwill	569,315	(54)	c	569,261
Total assets	$952,449	$40,661		$993,110
Liabilities and Equity
Accounts payable	$23,857	$—		$23,857
Accrued compensation and benefits	21,496	—		21,496
Accrued expenses and other current liabilities	31,110	14,100	d	45,210
Current portion of long-term debt	27,171	—		27,171
Total current liabilities	103,634	14,100		117,734
Long-term debt, less current portion	661,369	—		661,369
Other long-term liabilities	9,927	—		9,927
Deferred tax liabilities	15,096	(7,142)	d	7,954
Total liabilities	790,026	6,958		796,984
Commitments and contingencies
Noncontrolling interests subject to put provisions	107,414	17,558	b	124,972
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 29,770,000 issued and outstanding	98	—		98
Additional paid-in capital	457	6,396	b,c	6,853
Receivable from noncontrolling interests	(605)	—		(605)
Accumulated deficit	(124,505)	(3,435)	a,b,c,d,f	(127,940)
Accumulated other comprehensive income (loss), net of tax	(401)	—		(401)
Total American Renal Associates Holdings, Inc. deficit	(124,956)	2,961		(121,995)
Noncontrolling interests not subject to put provisions	179,965	13,184	a,b,c,d,f	193,149
Total equity	55,009	16,145		71,154
Total liabilities and equity	$952,449	$40,661		$993,110

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	As of June 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$93,268	$(6)	f	$93,262
Accounts receivable, less allowance for doubtful accounts	76,904	54,081	a	130,985
Inventories	4,790	—		4,790
Prepaid expenses and other current assets	14,977	(75)	c	14,902
Income tax receivable	144	(144)	d	—
Total current assets	190,083	53,856		243,939
Property and equipment, net of accumulated depreciation	160,887	—		160,887
Intangible assets, net of accumulated amortization	25,938	—		25,938
Other long-term assets	6,174	—		6,174
Goodwill	569,930	(54)	c	569,876
Total assets	$953,012	$53,802		$1,006,814
Liabilities and Equity
Accounts payable	$23,515	$—		$23,515
Accrued compensation and benefits	25,469	—		25,469
Accrued expenses and other current liabilities	45,642	11,176	d	56,818
Current portion of long-term debt	40,579	—		40,579
Total current liabilities	135,205	11,176		146,381
Long-term debt, less current portion	517,798	—		517,798
Income tax receivable agreement payable	27,800	—		27,800
Other long-term liabilities	10,361	(6)	d	10,355
Deferred tax liabilities	7,169	785	d	7,954
Total liabilities	698,333	11,955		710,288
Commitments and contingencies
Noncontrolling interests subject to put provisions	134,762	16,862	b	151,624
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 30,845,109 issued and outstanding	184	—		184
Additional paid-in capital	72,405	9,444	b,c	81,849
Receivable from noncontrolling interests	(498)	—		(498)
Accumulated deficit	(133,597)	(1,402)	a,b,c,d,f	(134,999)
Accumulated other comprehensive income (loss), net of tax	(301)	—		(301)
Total American Renal Associates Holdings, Inc. deficit	(61,807)	8,042		(53,765)
Noncontrolling interests not subject to put provisions	181,724	16,943	a,b,c,d,f	198,667
Total equity	119,917	24,985		144,902
Total liabilities and equity	$953,012	$53,802		$1,006,814

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	As of September 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Assets
Cash	$105,149	$(11)	f	$105,138
Accounts receivable, less allowance for doubtful accounts	77,253	53,265	a	130,518
Inventories	4,468	—		4,468
Prepaid expenses and other current assets	12,951	(37)	f	12,914
Income tax receivable	4,656	(4,656)	d	—
Total current assets	204,477	48,561		253,038
Property and equipment, net of accumulated depreciation	165,132	—		165,132
Intangible assets, net of accumulated amortization	25,943	—		25,943
Other long-term assets	6,593	—		6,593
Goodwill	573,107	(55)	c	573,052
Total assets	$975,252	$48,506		$1,023,758
Liabilities and Equity
Accounts payable	$23,277	$—		$23,277
Accrued compensation and benefits	29,092	—		29,092
Accrued expenses and other current liabilities	54,031	5,357	d	59,388
Current portion of long-term debt	43,582	—		43,582
Total current liabilities	149,982	5,357		155,339
Long-term debt, less current portion	520,017	—		520,017
Income tax receivable agreement payable	15,670	—		15,670
Other long-term liabilities	11,262	—		11,262
Deferred tax liabilities	6,722	1,232	d	7,954
Total liabilities	703,653	6,589		710,242
Commitments and contingencies
Noncontrolling interests subject to put provisions	140,336	11,580	b	151,916
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—		—
Common stock, $0.01 par value; 300,000,000 shares authorized; 30,868,050 issued and outstanding	184	—		184
Additional paid-in capital	69,765	14,400	b,c	84,165
Receivable from noncontrolling interests	(562)	—		(562)
Accumulated deficit	(121,527)	(699)	a,b,c,d,f	(122,226)
Accumulated other comprehensive income (loss), net of tax	(201)	—		(201)
Total American Renal Associates Holdings, Inc. deficit	(52,341)	13,701		(38,640)
Noncontrolling interests not subject to put provisions	183,604	16,636	a,b,c,d,f	200,240
Total equity	131,263	30,337		161,600
Total liabilities and equity	$975,252	$48,506		$1,023,758

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Statements of Operations for the interim quarters ended 2018 (tables in thousands, except share and per share data):

	For the Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$194,672	$(8,373)	a	$186,299
Operating expenses:
Patient care costs	133,731	346	a	134,077
General and administrative	24,960	107	a,c,f	25,067
Transaction-related costs	856	—		856
Depreciation and amortization	9,623	—		9,623
Certain legal and other matters	4,103	—		4,103
Total operating expenses	173,273	453		173,726
Operating income	21,399	(8,826)		12,573
Interest expense, net	(7,457)	—		(7,457)
Change in fair value of income tax receivable agreement	(1,021)	—		(1,021)
Income before income taxes	12,921	(8,826)		4,095
Income tax benefit	(792)	(2,277)	d	(3,069)
Net income	13,713	(6,549)		7,164
Less: Net income attributable to noncontrolling interests	(14,623)	3,657	e	(10,966)
Net loss attributable to American Renal Associates Holdings, Inc.	(910)	(2,892)		(3,802)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	582	(85)	b	497
Net loss attributable to common shareholders	$(328)	$(2,977)		$(3,305)

Loss per share:
Basic	$(0.01)			$(0.10)
Diluted	$(0.01)			$(0.10)
Weighted-average number of common shares outstanding
Basic	31,800,553			31,800,553
Diluted	31,800,553			31,800,553

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$217,178	$(11,226)	a	$205,952
Operating expenses:
Patient care costs	140,562	906	a	141,468
General and administrative	26,803	(369)	b,c	26,434
Depreciation and amortization	9,814	—		9,814
Certain legal and other matters	32,546	—	f	32,546
Total operating expenses	209,725	537		210,262
Operating income	7,453	(11,763)		(4,310)
Interest expense, net	(8,131)	(5)	f	(8,136)
Change in fair value of income tax receivable agreement	1,736	—		1,736
Income before income taxes	1,058	(11,768)		(10,710)
Income tax benefit	(1,219)	(1,108)	d	(2,327)
Net income (loss)	2,277	(10,660)		(8,383)
Less: Net income attributable to noncontrolling interests	(20,285)	5,009	e	(15,276)
Net loss attributable to American Renal Associates Holdings, Inc.	(18,008)	(5,651)		(23,659)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(884)	(364)	b	(1,248)
Net loss attributable to common shareholders	$(18,892)	$(6,015)		$(24,907)

Loss per share:
Basic	$(0.59)			$(0.78)
Diluted	$(0.59)			$(0.78)
Weighted-average number of common shares outstanding
Basic	31,932,705			31,932,705
Diluted	31,932,705			31,932,705

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$411,850	$(19,599)	a	$392,251
Operating expenses:
Patient care costs	274,293	1,252	a	275,545
General and administrative	51,763	(262)	c	51,501
Transaction-related costs	856	—		856
Depreciation and amortization	19,437	—		19,437
Certain legal and other matters	36,649	—		36,649
Total operating expenses	382,998	990		383,988
Operating income	28,852	(20,589)		8,263
Interest expense, net	(15,588)	(5)	f	(15,593)
Change in fair value of income tax receivable agreement	715	—		715
Income before income taxes	13,979	(20,594)		(6,615)
Income tax benefit	(2,011)	(3,385)	d	(5,396)
Net income	15,990	(17,209)		(1,219)
Less: Net income attributable to noncontrolling interests	(34,908)	8,666	e	(26,242)
Net loss attributable to American Renal Associates Holdings, Inc.	(18,918)	(8,543)		(27,461)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(302)	(449)	b	(751)
Net loss attributable to common shareholders	$(19,220)	$(8,992)		$(28,212)

Loss per share:
Basic	$(0.60)			$(0.89)
Diluted	$(0.60)			$(0.89)
Weighted-average number of common shares outstanding
Basic	31,877,286			31,877,286
Diluted	31,877,286			31,877,286

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$211,019	$(5,300)	a	$205,719
Operating expenses:
Patient care costs	145,300	639	a	145,939
General and administrative	24,619	—		24,619
Depreciation and amortization	10,023	—		10,023
Certain legal and other matters	1,028	—		1,028
Total operating expenses	180,970	639		181,609
Operating income	30,049	(5,939)		24,110
Interest expense, net	(8,241)	(1)	f	(8,242)
Change in fair value of income tax receivable agreement	(3,480)	—		(3,480)
Income before income taxes	18,328	(5,940)		12,388
Income tax expense (benefit)	34	(158)	d	(124)
Net income	18,294	(5,782)		12,512
Less: Net income attributable to noncontrolling interests	(15,804)	2,558	e	(13,246)
Net income (loss) attributable to American Renal Associates Holdings, Inc.	2,490	(3,224)		(734)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(481)	(99)	b	(580)
Net income (loss) attributable to common shareholders	$2,009	$(3,323)		$(1,314)

Earnings (loss) per share:
Basic	$0.06			$(0.04)
Diluted	$0.06			$(0.04)
Weighted-average number of common shares outstanding
Basic	32,005,544			32,005,544
Diluted	34,578,592			32,005,544

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$622,869	$(24,899)	a	$597,970
Operating expenses:
Patient care costs	419,593	1,891	a	421,484
General and administrative	76,382	(262)	c	76,120
Transaction-related costs	856	—		856
Depreciation and amortization	29,460	—		29,460
Certain legal and other matters	37,677	—		37,677
Total operating expenses	563,968	1,629		565,597
Operating income	58,901	(26,528)		32,373
Interest expense, net	(23,829)	(6)	f	(23,835)
Change in fair value of income tax receivable agreement	(2,765)	—		(2,765)
Income before income taxes	32,307	(26,534)		5,773
Income tax benefit	(1,977)	(3,543)	d	(5,520)
Net income	34,284	(22,991)		11,293
Less: Net income attributable to noncontrolling interests	(50,712)	11,224	e	(39,488)
Net loss attributable to American Renal Associates Holdings, Inc.	(16,428)	(11,767)		(28,195)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(783)	(548)	b	(1,331)
Net loss attributable to common shareholders	$(17,211)	$(12,315)		$(29,526)

Loss per share:
Basic	$(0.54)			$(0.93)
Diluted	$(0.54)			$(0.93)
Weighted-average number of common shares outstanding
Basic	31,912,934			31,912,934
Diluted	31,912,934			31,912,934

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Statements of Operations for the interim quarters ended 2017 (tables in thousands, except share and per share data):

	For the Three Months Ended March 31, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$178,632	$(383)	a	$178,249
Provision for uncollectible accounts	(1,607)	(348)	a	(1,955)
Net patient service operating revenues	177,025	(731)		176,294
Operating expenses:
Patient care costs	120,301	—		120,301
General and administrative	31,244	65	h	31,309
Depreciation and amortization	9,074	—		9,074
Certain legal and other matters	3,936	—		3,936
Total operating expenses	164,555	65		164,620
Operating income	12,470	(796)		11,674
Interest expense, net	(7,609)	—		(7,609)
Change in fair value of income tax receivable agreement	4,517	—		4,517
Income before income taxes	9,378	(796)		8,582
Income tax benefit	(3,524)	344	d,h	(3,180)
Net income	12,902	(1,140)		11,762
Less: Net income attributable to noncontrolling interests	(14,153)	269	e	(13,884)
Net loss attributable to American Renal Associates Holdings, Inc.	(1,251)	(871)		(2,122)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(11,083)	676	b	(10,407)
Net loss attributable to common shareholders	$(12,334)	$(195)		$(12,529)

Loss per share:
Basic	$(0.40)			$(0.41)
Diluted	$(0.40)			$(0.41)
Weighted-average number of common shares outstanding
Basic	30,907,482			30,907,482
Diluted	30,907,482			30,907,482

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$187,602	$(9,712)	a	$177,890
Provision for uncollectible accounts	(1,610)	1,179	a	(431)
Net patient service operating revenues	185,992	(8,533)		177,459
Operating expenses:
Patient care costs	118,059	509	g	118,568
General and administrative	26,381	(163)	c,g,h	26,218
Transaction-related costs	717	—		717
Depreciation and amortization	9,382	—		9,382
Certain legal and other matters	4,297	—		4,297
Total operating expenses	158,836	346		159,182
Operating income	27,156	(8,879)		18,277
Interest expense, net	(7,188)	—		(7,188)
Loss on early extinguishment of debt	(526)	—		(526)
Change in fair value of income tax receivable agreement	(2,641)	—		(2,641)
Income before income taxes	16,801	(8,879)		7,922
Income tax expense (benefit)	410	(2,247)	d,h	(1,837)
Net income	16,391	(6,632)		9,759
Less: Net income attributable to noncontrolling interests	(18,497)	3,665	e	(14,832)
Net loss attributable to American Renal Associates Holdings, Inc.	(2,106)	(2,967)		(5,073)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(2,527)	(357)	b	(2,884)
Net loss attributable to common shareholders	$(4,633)	$(3,324)		$(7,957)

Loss per share:
Basic	$(0.15)			$(0.26)
Diluted	$(0.15)			$(0.26)
Weighted-average number of common shares outstanding
Basic	30,986,689			30,986,689
Diluted	30,986,689			30,986,689

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$366,234	$(10,095)	a	$356,139
Provision for uncollectible accounts	(3,217)	831	a	(2,386)
Net patient service operating revenues	363,017	(9,264)		353,753
Operating expenses:
Patient care costs	238,360	509	g	238,869
General and administrative	57,625	(98)	c,g,h	57,527
Transaction-related costs	717	—		717
Depreciation and amortization	18,456	—		18,456
Certain legal and other matters	8,233	—		8,233
Total operating expenses	323,391	411		323,802
Operating income	39,626	(9,675)		29,951
Interest expense, net	(14,797)	—		(14,797)
Loss on early extinguishment of debt	(526)	—		(526)
Change in fair value of income tax receivable agreement	1,876	—		1,876
Income before income taxes	26,179	(9,675)		16,504
Income tax benefit	(3,114)	(1,903)	d,h	(5,017)
Net income	29,293	(7,772)		21,521
Less: Net income attributable to noncontrolling interests	(32,650)	3,934	e	(28,716)
Net loss attributable to American Renal Associates Holdings, Inc.	(3,357)	(3,838)		(7,195)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(13,610)	319	b	(13,291)
Net loss attributable to common shareholders	$(16,967)	$(3,519)		$(20,486)

Loss per share:
Basic	$(0.55)			$(0.66)
Diluted	$(0.55)			$(0.66)
Weighted-average number of common shares outstanding
Basic	30,947,304			30,947,304
Diluted	30,947,304			30,947,304

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$189,497	$1,173	a	$190,670
Provision for uncollectible accounts	(1,786)	(966)	a	(2,752)
Net patient service operating revenues	187,711	207		187,918
Operating expenses:
Patient care costs	119,599	140	g	119,739
General and administrative	22,292	(256)	c,g,h	22,036
Depreciation and amortization	9,438	—		9,438
Certain legal and other matters	3,481	—		3,481
Total operating expenses	154,810	(116)		154,694
Operating income	32,901	323		33,224
Interest expense, net	(7,255)	—		(7,255)
Change in fair value of income tax receivable agreement	3,585	—		3,585
Income before income taxes	29,231	323		29,554
Income tax expense	2,559	1,204	d,h	3,763
Net income	26,672	(881)		25,791
Less: Net income attributable to noncontrolling interests	(18,689)	394	e	(18,295)
Net income attributable to American Renal Associates Holdings, Inc.	7,983	(487)		7,496
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	5	554	b	559
Net income attributable to common shareholders	$7,988	$67		$8,055

Earnings per share:
Basic	$0.26			$0.26
Diluted	$0.24			$0.24
Weighted-average number of common shares outstanding
Basic	31,095,418			31,095,418
Diluted	33,833,822			33,833,822

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$555,731	$(8,922)	a	$546,809
Provision for uncollectible accounts	(5,003)	(135)	a	(5,138)
Net patient service operating revenues	550,728	(9,057)		541,671
Operating expenses:
Patient care costs	357,959	649	g	358,608
General and administrative	79,917	(354)	c,g,h	79,563
Transaction-related costs	717	—		717
Depreciation and amortization	27,894	—		27,894
Certain legal and other matters	11,714	—		11,714
Total operating expenses	478,201	295		478,496
Operating income	72,527	(9,352)		63,175
Interest expense, net	(22,052)	—		(22,052)
Loss on early extinguishment of debt	(526)	—		(526)
Change in fair value of income tax receivable agreement	5,461	—		5,461
Income before income taxes	55,410	(9,352)		46,058
Income tax benefit	(555)	(699)	d,h	(1,254)
Net income	55,965	(8,653)		47,312
Less: Net income attributable to noncontrolling interests	(51,339)	4,328	e	(47,011)
Net income attributable to American Renal Associates Holdings, Inc.	4,626	(4,325)		301
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(13,605)	873	b	(12,732)
Net loss attributable to common shareholders	$(8,979)	$(3,452)		$(12,431)

Loss per share:
Basic	$(0.29)			$(0.40)
Diluted	$(0.29)			$(0.40)
Weighted-average number of common shares outstanding
Basic	30,997,218			30,997,218
Diluted	30,997,218			30,997,218

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Statements of Operations for the interim quarters ended 2016 (tables in thousands, except share and per share data):

	For the Three Months Ended March 31, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$173,554	$11,280	a	$184,834
Provision for uncollectible accounts	(1,423)	140	a	(1,283)
Net patient service operating revenues	172,131	11,420		183,551
Operating expenses:
Patient care costs	105,455	—		105,455
General and administrative	21,499	144	c,h	21,643
Transaction-related costs	24	—		24
Depreciation and amortization	7,677	—		7,677
Total operating expenses	134,655	144		134,799
Operating income	37,476	11,276		48,752
Interest expense, net	(12,258)	(5)	f	(12,263)
Income before income taxes	25,218	11,271		36,489
Income tax expense	2,661	1,838	d,h	4,499
Net income	22,557	9,433		31,990
Less: Net income attributable to noncontrolling interests	(18,801)	(6,668)	e	(25,469)
Net income attributable to American Renal Associates Holdings, Inc.	$3,756	$2,765		$6,521
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	—		—
Net income attributable to common shareholders	$3,756	$2,765		$6,521

Earnings per share:
Basic	$0.17			$0.29
Diluted	$0.16			$0.29
Weighted-average number of common shares outstanding
Basic	22,213,967			22,213,967
Diluted	22,785,670			22,785,670

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended June 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$186,938	$10,814	a	$197,752
Provision for uncollectible accounts	(1,371)	(225)	a	(1,596)
Net patient service operating revenues	185,567	10,589		196,156
Operating expenses:
Patient care costs	109,779	—		109,779
General and administrative	31,942	97	c,h	32,039
Transaction-related costs	2,215	—		2,215
Depreciation and amortization	8,252	—		8,252
Total operating expenses	152,188	97		152,285
Operating income	33,379	10,492		43,871
Interest expense, net	(8,941)	(10)	f	(8,951)
Loss on early extinguishment of debt	(4,708)	—		(4,708)
Change in fair value of income tax receivable agreement	(7,835)	—		(7,835)
Income before income taxes	11,895	10,482		22,377
Income tax (benefit) expense	(1,147)	2,355	d,h	1,208
Net income	13,042	8,127		21,169
Less: Net income attributable to noncontrolling interests	(22,488)	(5,754)	e	(28,242)
Net loss attributable to American Renal Associates Holdings, Inc.	$(9,446)	$2,373		$(7,073)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(12,133)	1,811	b	(10,322)
Net loss attributable to common shareholders	$(21,579)	$4,184		$(17,395)

Loss per share:
Basic	$(0.76)			$(0.61)
Diluted	$(0.76)			$(0.61)
Weighted-average number of common shares outstanding
Basic	28,406,999			28,406,999
Diluted	28,406,999			28,406,999
Cash dividends declared per share	$1.30			$1.30

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$360,492	$22,094	a	$382,586
Provision for uncollectible accounts	(2,794)	(85)	a	(2,879)
Net patient service operating revenues	357,698	22,009		379,707
Operating expenses:
Patient care costs	215,234	—		215,234
General and administrative	53,441	241	c,h	53,682
Transaction-related costs	2,239	—		2,239
Depreciation and amortization	15,929	—		15,929
Total operating expenses	286,843	241		287,084
Operating income	70,855	21,768		92,623
Interest expense, net	(21,199)	(15)	f	(21,214)
Loss on early extinguishment of debt	(4,708)	—		(4,708)
Change in fair value of income tax receivable agreement	(7,835)	—		(7,835)
Income before income taxes	37,113	21,753		58,866
Income tax expense	1,514	4,193	d,h	5,707
Net income	35,599	17,560		53,159
Less: Net income attributable to noncontrolling interests	(41,289)	(12,422)	e	(53,711)
Net loss attributable to American Renal Associates Holdings, Inc.	$(5,690)	$5,138		$(552)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(12,133)	1,811	b	(10,322)
Net loss attributable to common shareholders	$(17,823)	$6,949		$(10,874)

Loss per share:
Basic	$(0.70)			$(0.43)
Diluted	$(0.70)			$(0.43)
Weighted-average number of common shares outstanding
Basic	25,344,510			25,344,510
Diluted	25,344,510			25,344,510
Cash dividends declared per share	$1.30			$1.30

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$194,857	$246	a	$195,103
Provision for uncollectible accounts	(1,902)	(1,062)	a	(2,964)
Net patient service operating revenues	192,955	(816)		192,139
Operating expenses:
Patient care costs	116,115	—		116,115
General and administrative	33,359	(5)	c,h	33,354
Depreciation and amortization	8,687	—		8,687
Certain legal and other matters	4,042	—		4,042
Total operating expenses	162,203	(5)		162,198
Operating income	30,752	(811)		29,941
Interest expense, net	(7,372)	—		(7,372)
Change in fair value of income tax receivable agreement	12,565	—		12,565
Income before income taxes	35,945	(811)		35,134
Income tax benefit	(101)	(882)	d,h	(983)
Net income	36,046	71		36,117
Less: Net income attributable to noncontrolling interests	(23,622)	277	e	(23,345)
Net income attributable to American Renal Associates Holdings, Inc.	$12,424	$348		$12,772
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(1,752)	(1,587)	b	(3,339)
Net income attributable to common shareholders	$10,672	$(1,239)		$9,433

Earnings per share:
Basic	$0.35			$0.31
Diluted	$0.34			$0.30
Weighted-average number of common shares outstanding
Basic	30,865,350			30,865,350
Diluted	31,436,814			31,436,814

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Patient service operating revenues	$555,349	$22,340	a	$577,689
Provision for uncollectible accounts	(4,696)	(1,147)	a	(5,843)
Net patient service operating revenues	550,653	21,193		571,846
Operating expenses:
Patient care costs	331,349	—		331,349
General and administrative	86,800	236	c,h	87,036
Transaction-related costs	2,239	—		2,239
Depreciation and amortization	24,616	—		24,616
Certain legal and other matters	4,042	—		4,042
Total operating expenses	449,046	236		449,282
Operating income	101,607	20,957		122,564
Interest expense, net	(28,571)	(15)	f	(28,586)
Loss on early extinguishment of debt	(4,708)	—		(4,708)
Change in fair value of income tax receivable agreement	4,730	—		4,730
Income before income taxes	73,058	20,942		94,000
Income tax expense	1,413	3,311	d,h	4,724
Net income	71,645	17,631		89,276
Less: Net income attributable to noncontrolling interests	(64,911)	(12,145)	e	(77,056)
Net income attributable to American Renal Associates Holdings, Inc.	$6,734	$5,486		$12,220
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(13,885)	224	b	(13,661)
Net loss attributable to common shareholders	$(7,151)	$5,710		$(1,441)

Loss per share:
Basic	$(0.26)			$(0.05)
Diluted	$(0.26)			$(0.05)
Weighted-average number of common shares outstanding
Basic	27,198,297			27,198,297
Diluted	27,198,297			27,198,297
Cash dividends declared per share	$1.30			$1.30

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the restated Consolidated Statements of Comprehensive Income (Loss) for the interim quarters ended 2018 (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$13,713	$(6,549)	a,c,d,f	$7,164
Unrealized loss on derivative agreements, net of tax	1,651	—		1,651
Total comprehensive income	15,364	(6,549)		8,815
Less: Comprehensive income attributable to noncontrolling interests	(14,623)	3,657	e	(10,966)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$741	$(2,892)		$(2,151)

	For the Three Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income (loss)	$2,277	$(10,660)	a,c,d,f	$(8,383)
Unrealized gain on derivative agreements, net of tax	467	—		467
Total comprehensive income (loss)	2,744	(10,660)		(7,916)
Less: Comprehensive income attributable to noncontrolling interests	(20,285)	5,009	e	(15,276)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(17,541)	$(5,651)		$(23,192)

	For the Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$15,990	$(17,209)	a,c,d,f	$(1,219)
Unrealized gain on derivative agreements, net of tax	2,118	—		2,118
Total comprehensive income	18,108	(17,209)		899
Less: Comprehensive income attributable to noncontrolling interests	(34,908)	8,666	e	(26,242)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(16,800)	$(8,543)		$(25,343)

	For the Three Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$18,294	$(5,782)	a,c,d,f	$12,512
Unrealized gain on derivative agreements, net of tax	427	—		427
Total comprehensive income	18,721	(5,782)		12,939
Less: Comprehensive income attributable to noncontrolling interests	(15,804)	2,558	e	(13,246)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$2,917	$(3,224)		$(307)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$34,284	$(22,991)	a,c,d,f	$11,293
Unrealized gain on derivative agreements, net of tax	2,545	—		2,545
Total comprehensive income	36,829	(22,991)		13,838
Less: Comprehensive income attributable to noncontrolling interests	(50,712)	11,224	e	(39,488)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(13,883)	$(11,767)		$(25,650)

Following are the restated Consolidated Statements of Comprehensive (Loss) Income for the interim quarters ended 2017 (in thousands):

	For the Three Months Ended March 31, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$12,902	$(1,140)	a,d	$11,762
Unrealized loss on derivative agreements, net of tax	(644)	—		(644)
Total comprehensive income	12,258	(1,140)		11,118
Less: Comprehensive income attributable to noncontrolling interests	(14,153)	269	e	(13,884)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(1,895)	$(871)		$(2,766)

	For the Three Months Ended June 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$16,391	$(6,632)	a,c,d	$9,759
Unrealized gain on derivative agreements, net of tax	(676)	—		(676)
Total comprehensive income	15,715	(6,632)		9,083
Less: Comprehensive income attributable to noncontrolling interests	(18,497)	3,665	e	(14,832)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(2,782)	$(2,967)		$(5,749)

	For the Six Months Ended June 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$29,293	$(7,772)	a,c,d	$21,521
Unrealized gain on derivative agreements, net of tax	(1,320)	—		(1,320)
Total comprehensive income	27,973	(7,772)		20,201
Less: Comprehensive income attributable to noncontrolling interests	(32,650)	3,934	e	(28,716)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(4,677)	$(3,838)		$(8,515)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Three Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$26,672	$(881)	a,c,d,f	$25,791
Unrealized gain on derivative agreements, net of tax	(27)	—		(27)
Total comprehensive income	26,645	(881)		25,764
Less: Comprehensive income attributable to noncontrolling interests	(18,689)	394	e	(18,295)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$7,956	$(487)		$7,469

	For the Nine Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$55,965	$(8,653)	a,c,d	$47,312
Unrealized gain on derivative agreements, net of tax	(1,347)	—		(1,347)
Total comprehensive income	54,618	(8,653)		45,965
Less: Comprehensive income attributable to noncontrolling interests	(51,339)	4,328	e	(47,011)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$3,279	$(4,325)		$(1,046)

Following are the restated Consolidated Statements of Comprehensive Income (Loss) for the interim quarters ended 2016 (in thousands):

	For the Three Months Ended March 31, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$22,557	$9,433	a,c,d	$31,990
Unrealized loss on derivative agreements, net of tax	100	—		100
Total comprehensive income	22,657	9,433		32,090
Less: Comprehensive income attributable to noncontrolling interests	(18,801)	(6,668)	e	(25,469)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$3,856	$2,765		$6,621

	For the Three Months Ended June 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$13,042	$8,127	a,c,f	$21,169
Unrealized gain on derivative agreements, net of tax	100	—		100
Total comprehensive income	13,142	8,127		21,269
Less: Comprehensive income attributable to noncontrolling interests	(22,488)	(5,754)	e	(28,242)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(9,346)	$2,373		$(6,973)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$35,599	$17,560	a,c,d	$53,159
Unrealized gain on derivative agreements, net of tax	200	—		200
Total comprehensive income	35,799	17,560		53,359
Less: Comprehensive income attributable to noncontrolling interests	(41,289)	(12,422)	e	(53,711)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(5,490)	$5,138		$(352)

	For the Three Months Ended September 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$36,046	$71	a,c,d	$36,117
Unrealized gain on derivative agreements, net of tax	100	—		100
Total comprehensive income	36,146	71		36,217
Less: Comprehensive income attributable to noncontrolling interests	(23,622)	277	e	(23,345)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$12,524	$348		$12,872

	For the Nine Months Ended September 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Net income	$71,645	$17,631	a,c,d	$89,276
Unrealized gain on derivative agreements, net of tax	300	—		300
Total comprehensive income	71,945	17,631		89,576
Less: Comprehensive income attributable to noncontrolling interests	(64,911)	(12,145)	e	(77,056)
Total comprehensive income attributable to American Renal Associates Holdings, Inc.	$7,034	$5,486		$12,520

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Statements of Cash Flows for the interim quarters ended 2018 (in thousands):

	For the Three Months Ended March 31, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$13,713	$(6,549)	a,c,d,f	$7,164
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,623	—		9,623
Amortization of discounts, fees and deferred financing costs	497	—		497
Stock-based compensation	1,264	—		1,264
Deferred taxes	—	(569)	d	(569)
Change in fair value of income tax receivable agreement	1,021	—		1,021
Non-cash charge related to derivative agreements	1	—		1
Non-cash rent charges	167	—		167
Loss on disposal of assets	250	(262)	c	(12)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,061)	8,374	a	2,313
Inventories	(2,977)	1,513	f	(1,464)
Prepaid expenses and other current assets	(457)	291	d,f	(166)
Other assets	(4,311)	(2)	f	(4,313)
Accounts payable	7,464	—		7,464
Accrued compensation and benefits	(1,825)	—		(1,825)
Accrued expenses and other liabilities	2,640	(2,796)	d	(156)
Cash provided by operating activities	21,009	—		21,009
Investing activities
Purchases of property, equipment and intangible assets	(9,851)	—		(9,851)
Proceeds from asset sales	2,500	—		2,500
Cash used in investing activities	(7,351)	—		(7,351)
Financing activities
Proceeds on term loans, net of deferred financing costs	10,506	—		10,506
Payments on long-term debt	(13,060)	—		(13,060)
Dividends and dividend equivalents paid	(257)	—		(257)
Proceeds from exercise of stock options	336	—		336
Vested restricted stock awards withheld on net share settlement	(367)	—		(367)
Distribution to noncontrolling interests	(16,718)	—		(16,718)
Contributions from noncontrolling interests	1,730	—		1,730
Purchases of noncontrolling interests	(3,158)	—		(3,158)
Proceeds from sales of additional noncontrolling interests	92	—		92
Cash used in financing activities	(20,896)	—		(20,896)

Decrease in cash	(7,238)	—		(7,238)
Cash at beginning of period	71,621	(10)	f	71,611
Cash at end of period	$64,383	$(10)		$64,373

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$15,990	$(17,209)	a,c,d,f	$(1,219)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	19,437	—		19,437
Amortization of discounts, fees and deferred financing costs	989	—		989
Stock-based compensation	2,927	—		2,927
Deferred taxes	(5,014)	(723)	d	(5,737)
Change in fair value of income tax receivable agreement	(715)	—		(715)
Non-cash charge related to derivative agreements	5	—		5
Non-cash rent charges	161	—		161
Loss on disposal of assets	279	(297)	c	(18)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,846)	19,599	a	7,753
Inventories	(1,870)	—		(1,870)
Prepaid expenses and other current assets	7,119	(781)	d,f	6,338
Other assets	(8,733)	—		(8,733)
Accounts payable	19,428	—		19,428
Accrued compensation and benefits	1,896	—		1,896
Accrued expenses and other liabilities	18,426	(589)	d	17,837
Cash provided by operating activities	58,479	—		58,479
Investing activities
Purchases of property, equipment and intangible assets	(18,418)	—		(18,418)
Proceeds from asset sales	2,500	—		2,500
Cash used in investing activities	(15,918)	—		(15,918)
Financing activities
Proceeds on term loans, net of deferred financing costs	28,946	—		28,946
Payments on long-term debt	(33,198)	—		(33,198)
Dividends and dividend equivalents paid	(278)	—		(278)
Proceeds from exercise of stock options	396	—		396
Vested restricted stock awards withheld on net share settlement	(367)	—		(367)
Distribution to noncontrolling interests	(34,189)	—		(34,189)
Contributions from noncontrolling interests	2,520	—		2,520
Purchases of noncontrolling interests	(8,601)	—		(8,601)
Proceeds from sales of additional noncontrolling interests	92	—		92
Cash used in financing activities	(44,679)	—		(44,679)

Decrease in cash	(2,118)	—		(2,118)
Cash at beginning of period	71,621	(10)	f	71,611
Cash at end of period	$69,503	$(10)		$69,493

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2018
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$34,284	$(22,991)	a,c,d,f	$11,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	29,460	—		29,460
Amortization of discounts, fees and deferred financing costs	1,384	—		1,384
Stock-based compensation	4,174	—		4,174
Deferred taxes	(5,014)	(870)	d	(5,884)
Change in fair value of income tax receivable agreement	2,765	—		2,765
Non-cash charge related to derivative agreements	18	—		18
Non-cash rent charges	400	—		400
Loss on disposal of assets	342	(261)	c	81
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,934)	24,899	a	13,965
Inventories	(1,717)	1	f	(1,716)
Prepaid expenses and other current assets	6,809	452	d,f	7,261
Other assets	(7,291)	—		(7,291)
Accounts payable	20,602	—		20,602
Accrued compensation and benefits	5,673	—		5,673
Accrued expenses and other liabilities	2,916	(1,230)	d	1,686
Cash provided by operating activities	83,871	—		83,871
Investing activities
Purchases of property, equipment and intangible assets	(29,074)	—		(29,074)
Proceeds from asset sales	2,502	—		2,502
Cash used in investing activities	(26,572)	—		(26,572)
Financing activities
Proceeds on term loans, net of deferred financing costs	52,576	—		52,576
Payments on long-term debt	(59,903)	—		(59,903)
Dividends and dividend equivalents paid	(320)	—		(320)
Proceeds from exercise of stock options	1,157	—		1,157
Vested restricted stock awards withheld on net share settlement	(421)	—		(421)
Distribution to noncontrolling interests	(55,131)	—		(55,131)
Contributions from noncontrolling interests	3,645	—		3,645
Purchases of noncontrolling interests	(8,729)	—		(8,729)
Proceeds from sales of additional noncontrolling interests	178	—		178
Cash used in financing activities	(66,948)	—		(66,948)

Decrease in cash	(9,649)	—		(9,649)
Cash at beginning of period	71,621	(10)	f	71,611
Cash at end of period	$61,972	$(10)		$61,962

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Statements of Cash Flows for the interim quarters ended 2017 (in thousands):

	For the Three Months Ended March 31, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$12,902	$(1,140)	a,d	$11,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,074	—		9,074
Amortization of discounts, fees and deferred financing costs	530	—		530
Stock-based compensation	10,088	—		10,088
Premium paid for interest rate cap agreements	(1,186)	—		(1,186)
Deferred taxes	673	—		673
Change in fair value of income tax receivable agreement	(4,517)	—		(4,517)
Non-cash charge related to derivative agreements	173	—		173
Non-cash rent charges	289	—		289
Loss on disposal of assets	57	—		57
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,632	731	a	4,363
Inventories	28	—		28
Prepaid expenses and other current assets	(3,870)	4,668	d	798
Other assets	(63)	—		(63)
Accounts payable	(6,522)	—		(6,522)
Accrued compensation and benefits	(3,011)	—		(3,011)
Accrued expenses and other liabilities	(1,755)	(4,258)	d	(6,013)
Cash provided by operating activities	16,522	1		16,523
Investing activities
Purchases of property, equipment and intangible assets	(6,406)	—		(6,406)
Cash used in investing activities	(6,406)	—		(6,406)
Financing activities
Proceeds on term loans, net of deferred financing costs	4,881	—		4,881
Payments on long-term debt	(9,689)	—		(9,689)
Dividends and dividend equivalents paid	(271)	—		(271)
Proceeds from exercise of stock options	30	—		30
Distribution to noncontrolling interests	(19,044)	—		(19,044)
Contributions from noncontrolling interests	1,710	—		1,710
Purchases of noncontrolling interests	(4,546)	—		(4,546)
Cash used in financing activities	(26,929)	—		(26,929)

Decrease in cash	(16,813)	1	f	(16,812)
Cash at beginning of period	100,916	(11)	f	100,905
Cash at end of period	$84,103	$(10)		$84,093

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$29,293	$(7,772)	a,c,d	$21,521
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	18,456	—		18,456
Amortization of discounts, fees and deferred financing costs	1,065	—		1,065
Loss on early extinguishment of debt	526	—		526
Stock-based compensation	13,731	—		13,731
Premium paid for interest rate cap agreements	(1,186)	—		(1,186)
Deferred taxes	729	863	d	1,592
Change in fair value of income tax receivable agreement	(1,876)	—		(1,876)
Non-cash charge related to derivative agreements	173	—		173
Non-cash rent charges	431	—		431
Loss on disposal of assets and sales of businesses	190	(250)	c	(60)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,286	9,265	a	12,551
Inventories	(284)	—		(284)
Prepaid expenses and other current assets	(9,637)	5,091	d	(4,546)
Other assets	(552)	—		(552)
Accounts payable	(2,943)	—		(2,943)
Accrued compensation and benefits	(449)	—		(449)
Accrued expenses and other liabilities	1,407	(7,747)	d	(6,340)
Cash provided by operating activities	52,360	(550)		51,810
Investing activities
Purchases of property, equipment and intangible assets	(14,053)	—		(14,053)
Proceeds from sales of clinics	—	550	c	550
Cash used in investing activities	(14,053)	550		(13,503)
Financing activities
Net proceeds from issuance of long-term debt	267,564	—		267,564
Cash paid for financing costs	(3,914)	—		(3,914)
Proceeds on term loans, net of deferred financing costs	11,991	—		11,991
Payments on long-term debt	(286,525)	—		(286,525)
Dividends and dividend equivalents paid	(8,680)	—		(8,680)
Proceeds from exercise of stock options	536	—		536
Distribution to noncontrolling interests	(38,542)	—		(38,542)
Contributions from noncontrolling interests	2,887	—		2,887
Purchases of noncontrolling interests	(9,507)	—		(9,507)
Cash used in financing activities	(64,190)	—		(64,190)

Decrease in cash	(25,883)	—		(25,883)
Cash at beginning of period	100,916	(11)	f	100,905
Cash at end of period	$75,033	$(11)		$75,022

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2017
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$55,965	$(8,653)	a,c,d	$47,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,894	—		27,894
Amortization of discounts, fees and deferred financing costs	1,534	—		1,534
Loss on early extinguishment of debt	526	—		526
Stock-based compensation	14,762	—		14,762
Premium paid for interest rate cap agreements	(1,186)	—		(1,186)
Deferred taxes	730	881	d	1,611
Change in fair value of income tax receivable agreement	(5,461)	—		(5,461)
Non-cash charge related to derivative agreements	173	—		173
Non-cash rent charges	588	—		588
Gain on disposal of assets and sales of businesses	(377)	62	c	(315)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(107)	9,058	a	8,951
Inventories	4	—		4
Prepaid expenses and other current assets	(1,425)	2,909	d	1,484
Other assets	(558)	—		(558)
Accounts payable	2,736	—		2,736
Accrued compensation and benefits	2,664	—		2,664
Accrued expenses and other liabilities	(1,090)	(4,256)	c,d	(5,346)
Cash provided by operating activities	97,372	1		97,373
Investing activities
Purchases of property, equipment and intangible assets	(24,780)	—		(24,780)
Proceeds from asset sales	1,075	—		1,075
Cash used in investing activities	(23,705)	—		(23,705)
Financing activities
Net proceeds from issuance of long-term debt	267,564	—		267,564
Cash paid for financing costs	(3,914)	—		(3,914)
Proceeds on term loans, net of deferred financing costs	34,742	—		34,742
Payments on long-term debt	(312,800)	—		(312,800)
Dividends and dividend equivalents paid	(8,715)	—		(8,715)
Proceeds from exercise of stock options	683	—		683
Distribution to noncontrolling interests	(60,509)	—		(60,509)
Contributions from noncontrolling interests	3,847	—		3,847
Purchases of noncontrolling interests	(27,854)	—		(27,854)
Proceeds from sales of additional noncontrolling interests	66	—		66
Cash used in financing activities	(106,890)	—		(106,890)

Decrease in cash	(33,223)	1	f	(33,222)
Cash at beginning of period	100,916	(11)	f	100,905
Cash at end of period	$67,693	$(10)		$67,683

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

Following are the Condensed Consolidated Statements of Cash Flows for the interim quarters ended 2016 (in thousands):

	For the Three Months Ended March 31, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$22,557	$9,433	a,c,d	$31,990
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,677	—		7,677
Amortization of discounts, fees and deferred financing costs	797	—		797
Stock-based compensation	386	—		386
Deferred taxes	67	(67)	d	—
Non-cash charge related to derivative agreements	623	—		623
Non-cash rent charges	512	—		512
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,088	(11,420)	a	(10,332)
Inventories	(1,224)	—		(1,224)
Prepaid expenses and other current assets	(152)	87	c,d	(65)
Other assets	(18)	—		(18)
Accounts payable	1,286	—		1,286
Accrued compensation and benefits	(1,008)	—		(1,008)
Accrued expenses and other liabilities	3,985	1,969	d	5,954
Cash provided by operating activities	36,576	2		36,578
Investing activities
Purchases of property, equipment and intangible assets	(16,396)	—		(16,396)
Cash used in investing activities	(16,396)	—		(16,396)
Financing activities
Proceeds on term loans, net of deferred financing costs	12,282	—		12,282
Payments on long-term debt	(7,462)	—		(7,462)
Payments of deferred offering costs	(467)	—		(467)
Distribution to noncontrolling interests	(21,440)	—		(21,440)
Contributions from noncontrolling interests	1,884	—		1,884
Cash used in financing activities	(15,203)	—		(15,203)

Increase in cash	4,977	2	f	4,979
Cash at beginning of period	90,988	(6)	f	90,982
Cash at end of period	$95,965	$(4)		$95,961

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Six Months Ended June 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$35,599	$17,560	a,c,d	$53,159
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,929	—		15,929
Amortization of discounts, fees and deferred financing costs	1,807	—		1,807
Loss on early extinguishment of debt	4,708	—		4,708
Stock-based compensation	10,565	—		10,565
Deferred taxes	(7,769)	7,860	d	91
Change in fair value of income tax receivable agreement	7,835	—		7,835
Non-cash charge related to derivative agreements	850	—		850
Non-cash rent charges	920	—		920
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	15	(22,010)	a	(21,995)
Inventories	(499)	—		(499)
Prepaid expenses and other current assets	1,305	(2,542)	d	(1,237)
Other assets	692	—		692
Accounts payable	944	—		944
Accrued compensation and benefits	2,965	—		2,965
Accrued expenses and other liabilities	13,363	(868)	c,d	12,495
Cash provided by operating activities	89,229	—		89,229
Investing activities
Purchases of property, equipment and intangible assets	(34,221)	—		(34,221)
Cash paid for acquisitions	(800)	—		(800)
Cash used in investing activities	(35,021)	—		(35,021)
Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	175,378	—		175,378
Proceeds from issuance of long-term debt	60,000	—		60,000
Cash paid for debt issuance and other financing costs	(1,350)	—		(1,350)
Proceeds on term loans, net of deferred financing costs	39,764	—		39,764
Payments on long-term debt	(255,806)	—		(255,806)
Dividends and dividend equivalents paid	(30,176)	—		(30,176)
Common stock repurchases for tax withholdings of net settlement equity awards	(71)	—		(71)
Distribution to noncontrolling interests	(43,973)	—		(43,973)
Contributions from noncontrolling interests	4,441	—		4,441
Purchases of noncontrolling interests	(277)	—		(277)
Proceeds from sales of additional noncontrolling interests	142	—		142
Cash used in financing activities	(51,928)	—		(51,928)

Increase in cash	2,280	—		2,280
Cash at beginning of period	90,988	(6)	f	90,982
Cash at end of period	$93,268	$(6)		$93,262

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)
(Unaudited)

	For the Nine Months Ended September 30, 2016
	As Reported	Restatement Adjustments	Reference (Note 3)	As Restated
Operating activities
Net income	$71,645	$17,631	a,c,d	$89,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	24,616	—		24,616
Amortization of discounts, fees and deferred financing costs	2,432	—		2,432
Loss on early extinguishment of debt	4,708	—		4,708
Stock-based compensation	23,238	—		23,238
Deferred taxes	(8,508)	8,307	d	(201)
Change in fair value of income tax receivable agreement	(4,730)	—		(4,730)
Non-cash charge related to derivative agreements	489	—		489
Non-cash rent charges	1,764	—		1,764
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(334)	(21,193)	a	(21,527)
Inventories	(177)	—		(177)
Prepaid expenses and other current assets	(1,171)	2,007	d	836
Other assets	44	—		44
Accounts payable	706	—		706
Accrued compensation and benefits	6,588	—		6,588
Accrued expenses and other liabilities	20,593	(6,757)	c,d	13,836
Cash provided by operating activities	141,903	(5)		141,898
Investing activities
Purchases of property, equipment and intangible assets	(46,659)	—		(46,659)
Cash paid for acquisitions	(4,467)	—		(4,467)
Cash used in investing activities	(51,126)	—		(51,126)
Financing activities
Proceeds from issuance of common stock sold in initial public offering, net of underwriting discounts and offering expense	175,254	—		175,254
Proceeds from issuance of long-term debt	60,000	—		60,000
Cash paid for debt issuance and other financing costs	(1,350)	—		(1,350)
Proceeds on term loans, net of deferred financing costs	54,706	—		54,706
Payments on long-term debt	(266,040)	—		(266,040)
Dividends and dividend equivalents paid	(30,223)	—		(30,223)
Common stock repurchases for tax withholdings of net settlement equity awards	(356)	—		(356)
Distribution to noncontrolling interests	(66,985)	—		(66,985)
Contributions from noncontrolling interests	6,576	—		6,576
Purchases of noncontrolling interests	(8,397)	—		(8,397)
Proceeds from sales of additional noncontrolling interests	199	—		199
Cash used in financing activities	(76,616)	—		(76,616)

Increase in cash	14,161	(5)	f	14,156
Cash at beginning of period	90,988	(6)	f	90,982
Cash at end of period	$105,149	$(11)		$105,138

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of the Year	Amounts charged to income	Amounts written off	Balance at End of Year
Allowance for uncollectible accounts:
Year ended December 31, 2016, as restated	$9,563	$17,745	$(17,575)	$9,733
Year ended December 31, 2017, as restated	$9,733	$19,503	$(20,560)	$8,676
Year ended December 31, 2018	$8,676	$—	$(5,406)	$3,270

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

4.1*	Description of Capital Stock.

10.1
Credit Agreement, dated as of June 22, 2017, by and among American Renal Holdings Inc., as the Borrower, American Renal Holdings Intermediate Company, LLC, the lenders party thereto; SunTrust Bank, as Administrative Agent, Swing Line Lender, and L/C Issuer; SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers and book managers; Merrill Lynch and Wells Fargo, as Co-Syndication Agents; and Barclays and JPM as Co-Documentation Agents. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.2
Amendment No. 1, dated as of April 26, 2019, to Credit Agreement, dated as of June 22, 2017, by and among American Renal Holdings Inc., American Renal Intermediate Company, LLC, the lenders party thereto; SunTrust Bank, as Administrative Agent, Swingline Lender, and L/C Issuer; SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as Co-Syndication Agents; and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2019)

10.3†
Employment Agreement, dated as of March 22, 2010, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.4 to the September 30, 2015 Form S-1)

10.4†
Second Amendment to Employment Agreement, dated as of April 26, 2016, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2016)

10.5†
Third Amendment to Employment Agreement, dated as of November 14, 2017, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

10.6†*	Fourth Amendment to Employment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci.

10.7†*	Repayment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci.

10.8†
Employment Agreement, dated as of March 22, 2010, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.7 to the September 30, 2015 Form S-1)

10.9†
First Amendment to Employment Agreement, dated as of April 26, 2016, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2016)

10.10†
Second Amendment to Employment Agreement, dated as of November 14, 2017, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

10.11†*	Third Amendment to Employment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal.

10.12†*	Repayment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal.

10.13†
Employment Agreement, dated as of September 18, 2017, by and among American Renal Management LLC, American Renal Holdings, Inc. and Don E. Williamson (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017)

10.14†
Engagement Letter, dated March 21, 2019, between American Renal Associates Holdings, Inc. and AP Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 27, 2019)

10.15†	Form of 2010 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the September 30, 2015 Form S-1)

10.16†	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the September 30, 2015 Form S-1)

10.17†	2011 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.14 to the September 30, 2015 Form S-1)

10.18†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the September 30, 2015 Form S-1)

10.19†	Form of 2013 Stock Option Exchange Agreement (incorporated by reference to Exhibit 10.15 to the September 30, 2015 Form S-1)

10.20†	Form of 2014 Incremental Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the September 30, 2015 Form S-1)

10.21†	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.22†	American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.23†
Form of Option Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017)

10.24†
Form of Restricted Stock Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017)

10.25†
Form of Restricted Stock Agreement for Non-Employee Directors under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017)

10.26†
Form of Restricted Stock Unit Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017)

10.27
Amended and Restated Stockholders Agreement, dated as of June 28, 2010, by and among American Renal Associates Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the September 30, 2015 Form S-1)

10.28
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

10.30
Amendment No. 1, dated as of April 26, 2016, to the Amended and Restated Registration Rights Agreement, dated as of May 7, 2010, by and among American Renal Associates Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.31
Tax Receivable Agreement between American Renal Associates Holdings, Inc. and Centerbridge Capital Partners, L.P., dated as of April 26, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.32
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

101*
The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2018, 2017, and 2016; (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017, and 2016; (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iv) the Consolidated Changes in Equity for the years ended December 31, 2018, 2017, and 2016; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) the Notes to the Consolidated Financial Statements

*     Filed herewith

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

AMERICAN RENAL ASSOCIATES HOLDINGS INC.
(Registrant)

Dated:	September 4, 2019	By:	/s/ Joseph A. Carlucci
Name: Joseph A. Carlucci
Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	September 4, 2019	/s/ Joseph A. Carlucci
Name: Joseph A. Carlucci
Title: Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	September 4, 2019	/s/ Syed Kamal
Name: Syed Kamal
Title: President and Director

Date:	September 4, 2019	/s/ Mark Herbers
Name: Mark Herbers
Title: Interim Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial and Accounting Officer)

Date:	September 4, 2019	/s/ Steven M. Silver
Name: Steven M. Silver
Title: Director

Date:	September 4, 2019	/s/ Jared Hendricks
Name: Jared Hendricks
Title: Director

Date:	September 4, 2019	/s/ Michael Boxer
Name: Michael Boxer
Title: Director

Date:	September 4, 2019	/s/ Tom Erickson
Name: Tom Erickson
Title: Director

Date:	September 4, 2019	/s/ John M. Jureller
Name: John M. Jureller
Title: Director

S-1

Date:	September 4, 2019	/s/ Patrick Ryan
Name: Patrick Ryan
Title: Director

Date:	September 4, 2019	/s/ Robert Fish
Name: Robert Fish
Title: Director

Date:	September 4, 2019	/s/ Susanne Clark
Name: Susanne Clark
Title: Director

S-2