Form 10-Q
period 2019-03-31
American Renal Associates Holdings, Inc.
filed 2019-09-05
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report) N/A
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ARA	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This Form 10-Q also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Form 10-Q. These risks and uncertainties include those described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”), and in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, changes in underlying factors, future events or otherwise.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$64,871	$55,200
Accounts receivable, less allowance for doubtful accounts of $2,857 and $3,270, respectively	99,320	99,526
Inventories	6,931	11,433
Prepaid expenses and other current assets	26,488	28,127
Current assets held for sale	524	577
Total current assets	198,134	194,863
Property and equipment, net of accumulated depreciation of $206,241 and $199,703, respectively	179,979	180,268
Operating lease right-of-use assets (Note 10)	138,531	—
Intangible assets, net of accumulated amortization of $24,430 and $24,206, respectively	25,116	24,628
Other long-term assets	14,605	14,745
Goodwill	577,812	571,339
Total assets	$1,134,177	$985,843

Liabilities and Equity
Accounts payable	$46,415	$59,082
Accrued compensation and benefits	30,177	34,587
Accrued expenses and other current liabilities	64,302	61,116
Current portion of long-term debt	46,553	42,855
Current portion of operating lease liabilities (Note 10)	21,838	—
Total current liabilities	209,285	197,640
Long-term debt, less current portion	548,409	517,511
Long-term operating lease liabilities, less current portion (Note 10)	128,386	—
Income tax receivable agreement payable	1,614	3,700
Other long-term liabilities	12,161	24,813
Deferred tax liabilities	2,898	3,169
Total liabilities	902,753	746,833
Commitments and contingencies (Note 15 and Note 16)
Noncontrolling interests subject to put provisions	129,134	129,099
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,562,784 and 32,603,846 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	197	196
Additional paid-in capital	104,401	105,715
Receivable from noncontrolling interests	(535)	(506)
Accumulated deficit	(174,930)	(164,451)
Accumulated other comprehensive income (loss), net of tax	(709)	76
Total American Renal Associates Holdings, Inc. deficit	(71,576)	(58,970)
Noncontrolling interests not subject to put provisions	173,866	168,881
Total equity	102,290	109,911
Total liabilities and equity	$1,134,177	$985,843
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2019	2018
Patient service operating revenues	$191,762	$186,299
Operating expenses:
Patient care costs	148,181	134,077
General and administrative	25,599	25,067
Transaction-related costs (Note 1)	—	856
Depreciation and amortization	10,066	9,623
Certain legal and other matters (Note 16)	5,291	4,103
Total operating expenses	189,137	173,726
Operating income	2,625	12,573
Interest expense, net	(8,750)	(7,457)
Change in fair value of income tax receivable agreement	1,682	(1,021)
(Loss) income before income taxes	(4,443)	4,095
Income tax expense (benefit)	702	(3,069)
Net (loss) income	(5,145)	7,164
Less: Net income attributable to noncontrolling interests	(5,334)	(10,966)
Net loss attributable to American Renal Associates Holdings, Inc.	(10,479)	(3,802)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(741)	497
Net loss attributable to common shareholders	$(11,220)	$(3,305)

Loss per share (Note 13):
Basic	$(0.35)	$(0.10)
Diluted	$(0.35)	$(0.10)
Weighted-average number of common shares outstanding
Basic	32,187,715	31,800,553
Diluted	32,187,715	31,800,553

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(5,145)	$7,164
Unrealized (loss) gain on derivative agreements, net of tax	(785)	1,651
Total comprehensive (loss) income	(5,930)	8,815
Less: Comprehensive income attributable to noncontrolling interests	(5,334)	(10,966)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(11,264)	$(2,151)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income (loss)	456	—	—	—	—	(10,479)	—	(10,479)	4,878
Stock-based compensation	—	—	—	1,401	—	—	—	1,401	—
Exercise of stock options	—	7,721	—	70	—	—	—	70	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(15)	—	—	—	(15)	—
Forfeiture of restricted stock awards	—	(16,629)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(32,154)	1	(339)	—	—	—	(338)	—
Distributions to noncontrolling interests	(2,151)	—	—	—	—	—	—	—	(2,599)
Contributions from noncontrolling interests	850	—	—	—	(29)	—	—	(29)	6,244
Purchases of equity of noncontrolling interests	(273)	—	—	50	—	—	—	50	—
Redemptions of noncontrolling interests	—	—	—	(1,328)	—	—	—	(1,328)	(3,538)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(785)	(785)	—
Change in fair value of noncontrolling interests	1,153	—	—	(1,153)	—	—	—	(1,153)	—
Balance at March 31, 2019	$129,134	32,562,784	$197	$104,401	$(535)	$(174,930)	$(709)	$(71,576)	$173,866

		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance at December 31, 2017	$130,438	32,034,439	$193	$99,098	$(358)	$(135,898)	$(891)	$(37,856)	$187,698
Net income (loss)	2,969	—	—	—	—	(3,802)	—	(3,802)	7,997
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock-based compensation	—	—	—	1,264	—	—	—	1,264	—
Exercise of stock options	—	71,420	2	334	—	—	—	336	—
Issuance of restricted stock awards	—	348,708	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(719)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(16,341)	—	(367)	—	—	—	(367)	—
Cash dividend equivalents accrual reduction on share-based payments, net	—	—	—	542	—	—	—	542	—
Distributions to noncontrolling interests	(5,022)	—	—	—	—	—	—	—	(11,696)
Contributions from noncontrolling interests	309	—	—	—	(157)	—	—	(157)	1,578
Purchases of equity of noncontrolling interests	(1,062)	—	—	(1,003)	—	—	—	(1,003)	(1,093)
Redemptions of equity of noncontrolling interests	—	—	—	(831)	—	—	—	(831)	1,342
Reclassification/other adjustments	11,365	—	—	—	—	—	—	—	(11,365)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	1,651	1,651	—
Change in fair value of noncontrolling interests	794	—	—	(794)	—	—	—	(794)	—
Balance at March 31, 2018	$139,791	32,437,507	$195	$98,243	$(515)	$(139,486)	$546	$(41,017)	$174,461

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Three Months Ended March 31,
Operating activities	2019	2018
Net (loss) income	$(5,145)	$7,164
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	10,066	9,623
Amortization of discounts, fees and deferred financing costs	486	497
Stock-based compensation	1,401	1,264
Deferred taxes	214	(569)
Change in fair value of income tax receivable agreement	(1,682)	1,021
Non-cash charge related to derivative agreements	(168)	1
Non-cash rent charges	(1,801)	167
Cash received on derivative settlement	154	—
Loss on disposal of assets	(395)	(12)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	206	2,313
Inventories	4,502	(1,464)
Prepaid expenses and other current assets	1,111	(166)
Other assets	(197)	(4,313)
Accounts payable	(12,667)	7,464
Accrued compensation and benefits	(4,410)	(1,825)
Accrued expenses and other liabilities	(1,668)	(156)
Cash (used in) provided by operating activities	(9,993)	21,009
Investing activities
Purchases of property, equipment and intangible assets	(8,500)	(9,851)
Proceeds from sale of clinics	3,300	2,500
Cash paid for acquisitions	(6,590)	—
Cash used in investing activities	(11,790)	(7,351)
Financing activities
Proceeds from term loans, net of deferred financing costs	46,857	10,506
Payments on long-term debt	(12,661)	(13,060)
Dividends and dividend equivalents paid	(11)	(257)
Proceeds from exercise of stock options	70	336
Repurchase of vested restricted stock awards withheld on net share settlement	(338)	(367)
Distributions to noncontrolling interests	(4,750)	(16,718)
Contributions from noncontrolling interests	2,410	1,730
Purchases of equity of noncontrolling interests	(223)	(3,158)
Sales of additional noncontrolling interests	—	92
Cash provided by (used in) financing activities	31,354	(20,896)

Increase (decrease) in cash and restricted cash	9,571	(7,238)
Cash and restricted cash at beginning of period	55,300	71,621
Cash and restricted cash at end of period (Note 3)	$64,871	$64,383

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$97	$279
Cash paid for interest	6,325	6,996

Supplemental Disclosure of Non-Cash Financing Activities
Contributions from noncontrolling interests in the form of a receivable	29	157
Change in liability accrued for dividend equivalent payments	15	(542)
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)
1. BASIS OF PRESENTATION AND ORGANIZATION

Business

American Renal Associates Holdings, Inc. (“the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of capital stock of American Renal Holdings Inc. All of the Company’s operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries (“ARH”).

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of March 31, 2019, the Company owned and operated 243 dialysis clinics treating 17,018 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Substantially all clinics are maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S.”) for complete financial statements. The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provides the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company’s wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to Note 7 - Variable Interest Entities.

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited consolidated financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Segment Information

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is evaluated regularly by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. Based on its operating management and financial reporting structure, the Company has determined that it is operating as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

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

As of December 31, 2018, certain clinics in Maryland met the criteria to be classified as held for sale and the Company concluded that there was no impairment for these assets. The Company reclassified the combined carrying value of the property and equipment, inventory, and certain other assets of $524 and $577, as of March 31, 2019, and December 31, 2018, respectively, to Current assets held for sale on the consolidated balance sheets. The sale of these clinics was executed on July 1, 2019. Refer to “Note 18 - Subsequent Events” for further discussion related to the clinic divestitures.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for assets and liabilities measured at fair value.    The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance on January 1, 2019, which did not have a material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. The Company adopted the guidance on January 1, 2019, which did not have a material impact on its consolidated financial statements.

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

The Company adopted ASU 2016-02 effective January 1, 2019 and has elected not to recast comparative periods presented. The Company has engaged a professional services firm and has implemented lease accounting systems to assist in the implementation of ASU 2016-02. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which eliminates the reassessment of past leases, classification and initial direct costs. The standard added approximately $138,000 and $149,000 in right of use assets and lease liabilities, respectively, to the Company’s consolidated balance sheet as of January 1, 2019 for certain leases currently accounted for as operating leases. The difference in right of use assets and lease liabilities is driven principally by the pre-existing deferred rent balance that was reclassified as a component of the right-of-use asset upon adoption. The standard had no material impact on the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows and had no impact on compliance with the Company’s debt covenants, as described in “Note 9 - Debt.”

See “Note 10 - Leases” for additional discussion of the Company’s lease accounting policies and expanded disclosures required by the new standard.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2. REVENUE

The major component of the Company’s revenues is derived from dialysis treatments and related services. Sources of payment of revenues are principally from government-based programs, including Medicare, Medicaid and state workers’ compensation programs, commercial insurance payors and other sources such as the U.S. Department of Veterans Affairs (the “VA”), hospitals as well as patient self-pay. Patient service operating revenues are reported at the amounts that reflect the consideration to which the Company expects to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed, and payment is due upon receipt.
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
The Company maintains a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual adjustments provided to third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimates of implicit price concessions based on its historical collection experience with each payor and where no prior experience exists, it considers information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.
Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, the Company considers previous payment history when recording a reserve generally at the patient level that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.
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
Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period were immaterial for the three months ended March 31, 2019. These changes in transaction price are mostly

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.
Amounts pending approval from third-party payors associated with Medicare recovery claims as of March 31, 2019 and December 31, 2018, other than standard monthly billing, consisted of approximately $18,984 and $15,820, respectively. As of March 31, 2019, $13,786 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets. As of December 31, 2018, $10,622 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets.
The composition of patient care service revenue by payment source is as follows:

	Three Months Ended March 31,
Percentage of Revenues by Payor:	2019	2018
Medicare and Medicare Advantage	71%	66%
Commercial and other (1)	24%	30%
Medicaid and Managed Medicaid	4%	4%
Other (2)	1%	—%
	100%	100%
_____________________

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other payments of revenues by payor include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet to the total shown in the statement of cash flows.

	March 31, 2019	December 31, 2018
Cash	$64,871	$55,200
Restricted cash included in other long-term assets	—	100
Total cash and restricted cash shown in the statement of cash flows	$64,871	$55,300

Restricted cash included in other long-term assets on the balance sheet as of December 31, 2018 represent those amounts required to be set aside by contractual agreement with a financial institution.

4. ACQUISITIONS, DIVESTITURES AND GOODWILL

Acquisitions
The Company periodically acquires the operating assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s consolidated statements of operations from their respective acquisition consummation dates.

On January 1, 2019, the Company acquired the assets of a dialysis center in Florida. The Company has a controlling interest in the joint venture.

On March 1, 2019, the Company acquired the assets of a dialysis center in South Carolina. The Company has a controlling interest in the joint venture.

The consideration transferred, on a combined basis for all acquisitions consummated during the three months ended March 31, 2019, was as follows:

Cash	$6,590
Equity interests	4,655
Fair value of total consideration transferred	$11,245

The amounts recognized as of the acquisition date, on a combined basis for all acquisitions consummated during the three months ended March 31, 2019, for each major class of assets acquired and liabilities assumed were allocated preliminarily based on the estimated fair value, as follows:

Property and equipment	$1,657
Noncompete agreements	660
Goodwill	8,683
Other assets	245
Total consideration paid	$11,245

     These acquisitions were made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, and $4,774 of the goodwill is expected to be deductible for tax purposes. These acquisitions, individually and in the aggregate, had an immaterial impact on the results of operations in this period.

Divestitures
The Company periodically divests the operating assets and liabilities of dialysis centers. The results of operations for these divestitures are included in the Company’s consolidated statements of operations through their respective sale consummation dates.
On March 1, 2019, the Company sold 100% of its equity in two dialysis clinics in Florida and received combined cash consideration of $3,300. The transactions resulted in the recognition of a combined gain of $512, which is included as a reduction to general and administrative expenses to arrive at operating income in the condensed consolidated statements of operations for the three months ended March 31, 2019 and a reduction of goodwill of $2,210.
Goodwill
     Changes in goodwill during the three months ended March 31, 2019 were as follows:

Balance at December 31, 2018	$571,339
Acquisitions	8,683
Divestitures	(2,210)
Balance at March 31, 2019	$577,812

5. FAIR VALUE MEASUREMENTS

The Company’s derivatives (interest rate swap and interest rate cap agreements, income tax receivable agreement and noncontrolling interests subject to put provisions) are accounted for at fair value and are classified and disclosed in one of the following three categories:

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2019.

Derivative agreements—See “Note 9 - Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company’s income tax receivable agreement, entered into on April 26, 2016 in connection with the Company’s initial public offering (“TRA”), relies upon both Level 2 data and Level 3 data. The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company’s stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. See Note 14 - Related Party Transactions for further discussion of the TRA.

Noncontrolling interests subject to put provisions—See “Note 8 - Noncontrolling Interests Subject to Put Provisions”
for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$308	$—	$308	$—
Interest rate derivative agreements (included in Other long-term assets)	8	—	8	—
Total Assets	$316	$—	$316	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$1,700	$—	$—	$1,700
Interest rate swap agreement (included in Other long-term liabilities)	186	—	186	—
Total Liabilities	$1,886	$—	$186	$1,700
Temporary Equity
Noncontrolling interests subject to put provisions	$129,134	$—	$—	$129,134

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

The following table provides the fair value rollforward for the three months ended March 31, 2019 for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2018	$3,700
Options exercised and dividend equivalent payment vesting	(318)
Total realized/unrealized losses:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(1,682)
Balance at March 31, 2019	$1,700

There are no unrealized gains or losses reported in Other Comprehensive Income related to Level 3 financial instruments.

The carrying amounts reported in the accompanying consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 9 - Debt” to be $409,064 as of March 31, 2019, compared to a carrying value of $432,300. As of December 31, 2018, the Company estimated the fair value of the first lien term loans to be $424,732 compared to the carrying value of $433,400.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31, 2019	December 31, 2018
Accrued compensation	$16,201	$22,480
Accrued vacation pay	13,976	12,107
	$30,177	$34,587

Accrued expenses and other current liabilities consist of the following:

	March 31, 2019	December 31, 2018
Due to payors	$25,443	$26,659
Income tax payable	16,050	13,618
Other	15,168	13,198
Accrued settlement (Note 16)	7,641	7,641
	$64,302	$61,116

7. VARIABLE INTEREST ENTITIES

The Company has determined that all of the entities it is associated with that qualify as VIEs must be included in its consolidated financial statements. For its joint ventures, the Company has determined that contractual rights granted to it provide the Company with the ability to direct the most significant activities of these entities, including development, administrative and management services. In some cases, the contractual agreements include financial terms that may result in the Company absorbing more than an insignificant amount of the entities’ expected losses. Therefore, the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests.

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

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of March 31, 2019, these consolidated financial statements include total assets of VIEs of these $21,499 and total liabilities of VIEs of these $12,507.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings LLC (“Term Loan Holdings”). Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company’s consolidated financial statements. The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion. The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which the Company guarantees. See “Note 14 - Related Party Transactions.”

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain agreements with put provisions which are exercisable upon the occurrence of specific events, including the sale of all or substantially all of the Company’s assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO, of which some were exercised

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

during the three months ended March 31, 2019. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the equity subject to put provisions is reported at the greater of the carrying value or estimated fair value for accounting purposes, while some of the equity subject to put provisions is stated at the contractual estimated fair value or redemption value, as outlined in each specific put provision. The put rights of such noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3.

The fair value of the noncontrolling interests subject to these put provisions is estimated using the income, market and asset based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital (14.50% - 20.50%) to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses.

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of March 31, 2019 and December 31, 2018 is set forth below:

	March 31, 2019	December 31, 2018
Redemption value	$11,221	$11,221
Estimated fair values for accounting purposes	1,932	2,672
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$9,289	$8,549

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	March 31, 2019	December 31, 2018
Noncontrolling interest subject to put provisions - estimated fair values	$119,845	$120,550
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	9,289	8,549
Noncontrolling interests subject to put provisions - maximum redemption value	$129,134	$129,099

	Three Months Ended March 31,
	2019	2018
Change in estimated fair values for accounting purposes	$412	$1,291
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	741	(497)
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$1,153	$794

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

9. DEBT

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
2017 Credit Agreement - Term B Loan Facility	$432,300	$433,400
2017 Credit Agreement - Revolving Credit Facility	40,500	$5,500
Assigned Clinic Loans due to Term Loan Holdings	3,815	5,078
Other Term Loans	115,559	113,866
Other Lines of Credit	1,857	1,849
Finance Lease Obligations	6,709	6,706
Other	1,897	2,040
	602,637	568,439
Less: discounts and fees, net of accumulated amortization	(7,675)	(8,073)
Less: current maturities	(46,553)	(42,855)
	$548,409	$517,511

Scheduled maturities of long-term debt as of March 31, 2019 are as follows:

2019 (remainder)	$37,070
2020	37,820
2021	27,376
2022	59,429
2023	14,907
Thereafter	426,035
$602,637

During the three months ended March 31, 2019, the Company made mandatory principal payments of $1,100 under the 2017 Credit Agreement (as defined below).

2017 Credit Agreement and Repayment of First Lien Credit Agreement

On June 22, 2017, ARH and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under ARH’s prior existing First Lien Credit Agreement. The 2017 Credit Agreement provides ARH with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 or (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase.

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

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of March 31, 2019, ARH is in compliance with these covenants.

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

2017 Term B Loan Facility

The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of March 31, 2019, interest payable quarterly was 5.75% per annum. The 2017 Term B Loan Facility matures in June 2024.

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of March 31, 2019.

ARH is required to make principal payments under the 2017 Term B Loan Facility in equal quarterly installments of $1,100.

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of March 31, 2019, the fee was 0.50%. There were $40,500 of borrowings outstanding under the 2017 Revolving Credit Facility as of March 31, 2019 which had an interest rate of 4.99%.

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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of March 31, 2019, the instruments were

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

Interest Rate Cap Agreements

In March 2017, ARH entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of March 31, 2019, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

As more fully described within “Note 5 - Fair Value Measurements,” the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the derivative instruments are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement would be materially different from the fair values currently reported.

Debt Related Subsequent Events
Subsequent Amendments and Waivers Related to Credit Agreement
On April 26, 2019, ARH entered into an amendment (the “Amendment”) to the 2017 Credit Agreement, waiving certain actual or potential defaults and amending certain covenants and other provisions. Among other things, the waiver addressed actual or potential defaults that may have resulted from the Company’s failure to (i) satisfy the maximum consolidated net leverage ratio when required, and (ii) deliver when required certain financial information for the fiscal years ended December 31, 2017 and December 31, 2018 and for the fiscal quarters ended June 30, 2017, September 30, 2017, March 31, 2018, June 30, 2018, September 30, 2018, March 31, 2019 and June 30, 2019, in each case prepared in accordance with GAAP. In connection with the Amendment, the Company paid $6,021 of fees during the quarter ended June 30, 2019 and agreed to increase the interest rate on borrowings under the 2017 Credit Agreement.
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
For the period from April 26, 2019 until the date on which ARH has delivered the consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 and no default under the 2017 Credit Agreement is continuing (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans will be 4.00% for ABR Rate loans, and 5.00% for Eurodollar rate loans.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%, instead of pricing each such margin off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. From and after the Covenant Reversion Date, any outstanding loans under the revolving credit facility will bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $40,500 of borrowings outstanding under the 2017 Revolving Credit Facility as of March 31, 2019. As of March 31, 2019, these borrowings had an interest rate of 4.99%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries and, as of March 31, 2019, was 0.50%. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility will be 0.50% without regard to the consolidated net leverage ratio. In addition, until the Covenant Reversion Date, ARH will not be permitted to incur revolving credit loans or swing line loans or have letters of credit issued if, after giving effect to the incurrence or issuance, the Company’s cash and cash equivalents would exceed $75,000.
The 2017 Credit Agreement contains customary events of default, the occurrence which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As a result of the Company’s restatement of certain of its prior financial statements and other financial information (the “Restatement”) and related matters, as of March 31, 2019, ARH was not in compliance with all of these covenants, which non-compliance was waived for the period specified in the Amendment. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6:00:1:00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7:00:1:00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of March 31, 2019, we were in compliance with the applicable consolidated net leverage ratio.
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
The Company’s clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

of its third-party clinic lenders, and continue to seek waivers or forbearances from the remaining lenders. As of March 31, 2019, the total balance of clinic-level debt for which the Company has not obtained waivers through the date of issuance of these consolidated financial statements amounts to $3,700, all of which is presented within Current portion of long-term debt.
Subsequent Amendment of Interest Rate Swap Agreement and Interest Rate Cap Agreements
Effective May 7, 2019, the Company obtained an amendment and waiver related to the 2017 Interest Rate Swap Agreement. The amendment waived any defaults or potential default under the Swap Agreement arising from ARH’s prior delivery of certain inaccurate financial statements, any associated breach of representations and warranties regarding the accuracy of such financial statements, and the delay in the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2018 (the “Form 10-K”). Under terms of the Amendment, any such defaults or potential defaults are waived until the earlier of (i) September 9, 2019 or (ii) such date as ARH has provided the lenders with the Company’s Form 10-K.
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

10. LEASES

The Company adopted ASU 2016-02 effective January 1, 2019. The Company leases its facilities under noncancelable operating and financing leases expiring in various years through 2034. Most lease agreements cover periods from five to fifteen years and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses.

Certain of the Company’s lease agreements include rental payments adjusted periodically for the consumer price index and real estate taxes. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has lease agreements with lease and non-lease components and have elected to determine by asset class whether to separate these components. The Company has elected not to separate lease and non-lease components for real estate leases. Because most of the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was approximately $2,835 and $2,536 in the three months ended March 31, 2019 and 2018, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extend to 2033, amounted to $257 and $241 in the three months ended March 31, 2019 and 2018, respectively. Future receipts of $6,324 due from these related parties are included in sublease receipts presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non‑cancelable operating leases expiring in various years through 2032. Rental income under these subleases was $438 and $428 in the three months ended March 31, 2019 and 2018, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The components of lease expense were as follows:

Three Months Ended	March 31, 2019
Operating lease cost	$7,834
Finance lease cost:
Amortization of right-of-use assets	145
Interest on lease liabilities	141
Short-term lease cost (1)	72
Variable lease cost	2,562
Less: Sublease income	(438)
Total lease cost	$10,316

_____________________________

(1)
Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

Three Months Ended	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,871
Operating cash flows from finance leases	141
Financing cash flows from finance leases	15
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	4,818
Finance leases	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2019
Operating Leases
Operating lease right-of-use assets	$138,531

Current portion of operating lease liabilities	$21,838
Long-term operating lease liabilities, less current portion	128,386
Total operating lease liabilities	$150,224

Finance Leases
Property and equipment, at cost	$6,168
Accumulated depreciation	(143)
Property and equipment, net	$6,025

Current portion of long-term debt	$355
Long-term debt, less current portion	6,354
Total finance lease liabilities	$6,709

Weighted Average Remaining Lease Term
Operating leases	7.4 years
Finance leases	10.8 years
Weighted Average Discount Rate
Operating leases	6.9%
Finance leases	9.0%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of March 31, 2019, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Receipts	Net Operating Lease	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$23,652	$1,152	$22,500	$690
2020	30,396	1,551	28,845	929
2021	28,407	1,572	26,835	939
2022	25,801	1,592	24,209	949
2023	21,111	1,117	19,994	961
Thereafter	64,327	3,175	61,152	6,321
Total minimum lease payments	$193,694	$10,159	$183,535	$10,789
Less: amount representing interest	43,470			4,080
Present value of lease liabilities	$150,224			$6,709

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

As of March 31, 2019, the Company has additional operating and finance lease obligations that have not yet commenced of $12,354 and $4,154, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years to 15 years.

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

The Company’s effective income tax rate for the three months ended March 31, 2019 and 2018 was (15.8)% and (74.9)%, respectively. These rates differ from the federal statutory rate of 21% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from the Company’s joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes, and also other non-deductible expenses.

The Company has established a valuation allowance for certain deferred tax assets with respect to which the Company believes future taxable income levels would not be sufficient to realize the tax benefits.

12. STOCK-BASED COMPENSATION

For the three months ended March 31, 2019 and 2018, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Patient care costs	$184	$157
General and administrative	1,217	1,107
Total stock-based compensation before tax	$1,401	$1,264
Income tax benefit	$(364)	$(329)

As of March 31, 2019, the Company had options to purchase an aggregate of 4,918,420 shares of common stock outstanding.

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

purchase up to a total of 4,000,000 shares of common stock. As of March 31, 2019, options to purchase an aggregate of 2,088,774 shares of common stock were available for future grants under the 2016 Plan.

Information concerning options activity for options to acquire common stock is summarized as follows:

	Three Months Ended March 31, 2019
	Number of options	Weighted-average exercise price
Options outstanding as of January 1, 2019	5,011,191	$12.36
Granted	—	—
Exercised	(7,721)	8.78
Forfeited/Canceled	(85,050)	12.73
Options outstanding as of March 31, 2019	4,918,420	$12.36
Vested and expected to vest as of March 31, 2019	4,918,420	$12.36
Exercisable as of March 31, 2019	3,290,946	$8.75

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that the performance conditions for these awards are probable of achievement as of March 31, 2019.

As of March 31, 2019, a total of 287,753 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $3,985 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.60 years.

A summary of restricted stock award activity is as follows:

	Three Months Ended March 31, 2019
	Number of shares	Weighted-average grant date fair value per award
Unvested as of January 1, 2019	441,063	$20.68
Granted	—	—
Vested	(136,681)	20.61
Forfeited/Canceled	(16,629)	18.63
Unvested as of March 31, 2019	287,753	$20.83

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payments, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of March 31, 2019, the Company has made payments equal to $1.30 per share, or $5,352 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,372.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In connection with these dividends, equitable adjustments are required by the terms of some of the Company’s equity incentive plans and, for other plans, were modified at the discretion of the Company’s board of directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to its outstanding market and performance-based stock options at the time of the IPO, the amount of the non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $9,104 in incremental compensation expense during the three months ended March 31, 2018.

13. (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed by dividing net loss attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interest put provisions, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted (loss) earnings per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted (loss) earnings per share because they were anti-dilutive in the periods presented but could be dilutive in the future.

	Three Months Ended March 31,
	2019	2018
Basic and Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(10,479)	$(3,802)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(741)	497
Net loss attributable to common shareholders for diluted earnings per share calculation	$(11,220)	$(3,305)
Weighted‑average common shares outstanding	32,187,715	31,800,553
Weighted‑average common shares outstanding, assuming dilution	32,187,715	31,800,553
Loss per share, basic and diluted	$(0.35)	$(0.10)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	3,573,305	3,257,802

14. RELATED PARTY TRANSACTIONS

Term Loan Holdings

The Company partly finances the de novo clinic development costs of some of its joint venture subsidiaries by providing intercompany term loans and revolving loans through its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to its joint venture subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings, which ownership interest was distributed to the Company’s pre-IPO stockholders pro rata in accordance with their ownership in the Company. As a result of the distribution of membership interests in Term Loan Holdings, the balance of such assigned clinic loans is reflected on the Company’s consolidated balance sheet.

An entity affiliated with Centerbridge Capital Partners, L.P. (together with its affiliates, “Centerbridge”), which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of the Company’s current and former directors and executive officers own economic interests in Term Loan Holdings. As of March 31, 2019, such assigned clinic loans aggregated $3,815, had maturities ranging from April 2019 to July

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2020, with a weighted average maturity of approximately 0.8 years (January 2020), and interest rates ranging from 4.25% to 8.08%, with a weighted average interest rate of 5.15%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings. The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the three months ended March 31, 2019 is immaterial. Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to their respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans. The maximum potential liability for future payments under the assigned clinic loans, not including interest, is $3,815, of which the Company guaranteed $2,121 as of March 31, 2019. These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and certain of the Company’s executive officers. The TRA provides for the payment by the Company to its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of March 31, 2019, the Company’s total liability under the TRA was estimated to be $3,270, of which $1,656 is included as a component of accrued expenses and other current liabilities on the consolidated balance sheet. For the three months ended March 31, 2018, the Company paid $6,376. The Company paid no amount under the TRA for the three months ended March 31, 2019.

Due from Related Party

The Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide for various facility buildouts. The total amount of initial financing was $2,828. As of March 31, 2019, the loans had an interest rate of 6.0% with maturities ranging from March 2026 through September 2032. Fixed principal and interest payments with respect to such loans are payable monthly. As of March 31, 2019, the remaining balance to be paid to the Company was $2,828.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $77 during each of the three months ended March 31, 2019 and 2018.

The executive officer and his spouse, through a trust in which the executive officer’s spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of March 31, 2019, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $3,607. As of March 31, 2019, such loans had maturities ranging from May 2019 to August 2024, with a weighted average maturity of approximately 2.17 years (June 2021), and interest rates ranging from 4.32% to 6.74%, with a weighted average interest rate of 5.26%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $648 of such outstanding loans as of March 31, 2019.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Consulting Agreement with Board Member

On March 25, 2019, the Company entered into an independent contractor’s agreement with ECG Ventures, Inc., an entity wholly owned by a member of the Board. The board member provides consulting services to the Company on the terms set forth in the agreement. The agreement provides for a base fee of $100 per month during the term of the agreement, plus both a restatement fee and a performance fee, as well as reimbursement for travel and certain legal expenses. The Company incurred no expenses in the three months ended March 31, 2019 relating to services provided under this consulting agreement. The Company incurred expenses of $656 during the three months ended June 30, 2019 relating to services provided under this consulting agreement.

15. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in “Note 14 - Related Party Transactions,” the Company is a party to the TRA under which it is contractually committed to pay its pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by the Company, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA). The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income the Company generates in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of its common stock at the time of such exercise.

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

16. CERTAIN LEGAL AND OTHER MATTERS

The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.

Government Inquiries and Investigations

On January 3, 2017, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting certain information relating to the Company’s payments and other interactions with the American Kidney Fund and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws. The Company cooperated fully with the government. The Company believes that this investigation related to a complaint, unsealed on August 1, 2019 in the U.S. District Court for the District of Massachusetts, that named certain of its competitors, the AKF and certain unidentified parties as defendants. The complaint alleges violations of the federal False Claims Act and various state false claims acts. The Department of Justice elected not to intervene in the matter. While the Company was not identified as a defendant in the matter, it can make no assurance that it will not be named as one of the unidentified defendant parties.

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
Other

From time to time, the Company is subject to various legal actions and proceedings involving claims incidental to the conduct of its business, including contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. Based on information currently available, established reserves, available insurance coverage and other resources, the Company does not believe that the outcomes of any such pending actions, proceedings or investigations are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties, and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

Although the Company is not currently subject to any formal regulatory investigations or proceedings other than those described herein, there is no assurance that any such investigations or proceedings will not be commenced by any U.S. federal or state healthcare or other regulatory agencies. In addition, the Company may in the future be subject to additional inquiries, investigations, litigation or other proceedings or actions, regulatory or otherwise, arising in relation to the matters described above and related litigation and investigative matters. An unfavorable outcome of any such litigation or regulatory proceeding or action could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company records in Certain legal and other matters, legal fees and other expenses relating to matters that it believes do not reflect its core business operations.
Resolved Matters

The wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), were defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

KAM), filed July 1, 2016, and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB), filed March 30, 2018.

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Statement of Operations during the three months ended June 30, 2018, and a remaining present value of $19,614. As of March 31, 2019, $7,641 is classified as Accrued expenses and other current liabilities and $11,973 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018 and the second installment of $8,000 August 1, 2019 and the Company expects to pay $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
On October 25, 2017, Stephen Bushansky, a shareholder, filed a derivative lawsuit purportedly on behalf of the Company against the members of its board of directors. The lawsuit was filed in the United States District Court for the District of Massachusetts. On May 31, 2018, the United States District Court for the District of Massachusetts approved a settlement agreement, entered into between the Company and Steven Bushansky on March 29, 2018 in the matter captioned Stephen Bushansky, Derivatively on Behalf of American Renal Associates Holdings, Inc. v. Joseph A. Carlucci, et. al., Case No. 17-cv-12091 (ADB). The settlement agreement provided for, among other things, a settlement payment of $350, inclusive of attorney’s fees, and certain corporate governance changes. The payment was made by the Company’s insurer. The settlement resolved the claims asserted against all defendants in the action without any liability or wrongdoing attributed to them.
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

17. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company’s ownership interest on the Company’s equity are as follows:

	Three Months Ended March 31,
	2019	2018
Net loss attributable to American Renal Holdings Associates, Inc.	$(10,479)	$(3,802)
Decrease in paid-in capital for the sales of noncontrolling interest	(1,328)	(831)
Increase (decrease) in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	50	(1,003)
Net transfers to/from noncontrolling interests	$(1,278)	$(1,834)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(11,757)	$(5,636)

18. SUBSEQUENT EVENTS

Divestitures

The Company periodically divests the operating assets and liabilities of dialysis centers. The results of operations for these acquisitions are derecognized from the Company’s consolidated statements of operations as of their respective sale consummation dates.

On July 1, 2019, the Company sold 100% of the Company’s equity in two dialysis clinics in Maryland and received a combined cash consideration for the sales of $3,000. The transactions resulted in the recognition of a gain of $264 and a reduction of goodwill of $2,155.
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

Refer to “Note 9 - Debt,” “Note 11 - Income Taxes” and “Note 16 - Certain Legal and Other Matters” for additional subsequent events identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). The 2018 Form 10-K restated certain of our prior financial statements and other financial information (the “Restatement”), including certain financial information for the three months ended March 31, 2018 included in this Form 10-Q. For additional information regarding the Restatement, its background and effects, see the 2018 Form 10-K, including the “Explanatory Note” at the beginning of such report.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section of this Form 10-Q entitled “Forward-Looking Statements” and the section entitled “Risk Factors” in this Form 10-Q and in the 2018 Form 10-K. You should read these sections carefully.

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. As of March 31, 2019, we had developed 189 de novo clinics and 54 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,
	2019	2018
De novo clinics(1)	2	1
Acquired clinics(2)	2	—
Sold or merged clinics(3)	(2)	(1)
Total new clinics	2	—
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the three months ended March 31, 2019 and March 31, 2018, our development capital expenditures incurred in connection with our de novo clinic development were each $6.9 million, representing 3.6% and 3.7% of our patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests.

Our results of operations have been and will continue to be affected by the timing and number of openings, the timing of certifications and the amount of clinic opening costs incurred in conjunction with our de novo clinics program. In particular, our patient care costs on an absolute basis and as a percentage of our patient service operating revenues may fluctuate from quarter to quarter due to the timing and number of de novo clinic openings, which affect our operating income in a given quarter. Our patient care costs reflect pre-opening expenses, which primarily consist of staff expenses, including the costs of hiring and training new staff, as well as rent and utilities. In addition, a de novo clinic builds its patient volumes over time and, as a result, generally has lower revenue than our existing clinics. Newly established de novo clinics, although contributing to increased revenues, have adversely affected our results of operations in the short term due to a smaller patient base to absorb operating expenses. The time and expense devoted to the Restatement process has caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2019	2	—	—	—	2
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2014 to March 31, 2019, we added 156 dialysis stations to our existing clinics, representing the equivalent of nearly nine de novo clinics.

Acquired clinics. We have also grown through acquisitions of existing clinics, and our results of operations have been and will continue to be affected by the timing and number of our acquisitions. Our acquisition strategy is primarily driven by the quality of the nephrologist in the market. We opportunistically pursue acquisitions in situations where we believe the clinic offers us an attractive opportunity to enter a new market or expand within an existing market.

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended March 31,
Source of Treatment Growth:	2019	2018
Non-acquired treatment growth(1)	3.9%	4.2%
Normalized non-acquired treatment growth(2)	5.3%	5.3%
Acquired treatment growth(3)	1.9%	1.0%
Total treatment growth	5.8%	5.2%
Normalized total treatment growth(2)	7.2%	6.3%
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

Sources of Payment of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS Transitional Drug Add-on Payment Adjustment program, calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2018, 2017 and 2016, the Medicare ESRD PPS payment rates for our clinics were approximately $283, $248 and $247, respectively, per treatment. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019 was released on November 1, 2018 by CMS (the “2019 Final Rule”). The 2019 Final Rule includes a base rate of $235.27, representing a $2.90 increase from the 2018 base rate of $232.37. CMS has estimated that the 2019 Final Rule will result in an overall increase of payments to ESRD facilities of 1.6%.

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

The following table summarizes our percentage of patient service operating revenues by payor source for the periods indicated.

	Three Months Ended March 31,
Percentage of Revenues by Payor:	2019	2018
Medicare and Medicare Advantage	71%	66%
Commercial and other(1)	24%	30%
Medicaid and Managed Medicaid	4%	4%
Other(2)	1%	—%
	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated.

	Three Months Ended March 31,
Percentage of Treatments by Payor:	2019	2018
Medicare and Medicare Advantage	81%	81%
Commercial and other(1)	11%	12%
Medicaid and Managed Medicaid	7%	6%
Other(2)	1%	1%
	100%	100%
_____________________________

(1)
Principally commercial insurance companies and also includes the VA. Treatments accounted for by Affordable Care Act (“ACA”)-compliant plans (“ACA plans”) were 0.8% and 1.0% in the quarters ended March 31, 2019 and 2018, respectively. Treatments accounted for by VA plans were 2.6% and 2.4% in the quarters ended March 31, 2019 and 2018, respectively.

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
In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. We have, from time to time, received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been legislative efforts to impose restrictions and obligations relating to the use by patients on commercial plans of charitable premium support, including the January 2019 introduction in California of a bill that, if passed, would, among other things, limit the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. If patients are unable to obtain or to continue to receive AKF charitable premium support, or if payments that a dialysis provider can retain for treatment to patients receiving such support is restricted, whether due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations limiting such support or other reasons, the financial impact on our company could be materially greater than the annual financial impact described above of patients previously enrolled in ACA plans and could materially and adversely affect our results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” in our 2018 Form 10-K.
We believe that the operating environment will continue to be challenging due to adverse trends in our commercial payor mix, continuing pressure on commercial rates, the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF resulting from actions by President Trump and Congress. We believe that the pressure on commercial rates due to more restrictive health plan benefit design and our strategy of increasing our in-network payor relationships could continue to create additional challenges. In addition, certain members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single payor proposals, which, if adopted, could materially and adversely affect our business, results of operations and financial condition. In addition, in July 2019, President Trump signed an executive order to launch the Advancing American Kidney Health initiative that, among other things, will further encourage dialysis in the home. We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flow would be adversely affected” and “Item 1A. Risk Factors—Risks Related to Our Business—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues” in our 2018 Form 10-K.
Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESAs and medical supplies. We currently obtain the ESAs Aranesp and Epogen from Amgen Inc. and, since 2017, have contracted with Vifor International AG to obtain the ESAs Mircera and Retacrit. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, any shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Part I. Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected” in our 2018 Form 10-K.

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

Impact of the IPO and Certain Legal Matters

Since our initial public offering (“IPO”) in April 2016, our results of operations have been affected by one-time costs and recurring costs of being a public company, including increases in executive and board compensation (including equity based compensation), increased insurance, accounting, legal and investor relations costs and the costs of compliance with the Sarbanes-Oxley Act of 2002 and other rules and regulations of the SEC and the New York Stock Exchange. In addition, when the available exemptions under the Jumpstart Our Business Startups Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters and related matters. See “—Operating Expenses—Certain Legal and Other Matters” and “Item 1.  Legal Proceedings.”

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Any changes to the TRA liability will be recognized in our statement of operations as Change in fair value of income tax receivable agreement in future periods. See “Note 5 - Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

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

	Three Months Ended March 31,
Operating Data and Non-GAAP Financial Data:	2019	2018
Number of clinics (as of end of period)	243	228
Number of de novo clinics opened (during period)	2	1
Patients (as of end of period)	17,018	15,776
Number of treatments	591,365	558,936
Non-acquired treatment growth	3.9%	4.2%
Normalized non-acquired treatment growth(1)	5.3%	5.3%
Acquired treatment growth	1.9%	1.0%
Total treatment growth	5.8%	5.2%
Normalized total treatment growth(1)	7.2%	6.3%
Patient service operating revenues per treatment	$324	$333
Patient care costs per treatment	$251	$240
General and administrative expenses per treatment	$43	$45
Adjusted EBITDA (including noncontrolling interests)(2)	$19,211	$28,274
Adjusted EBITDA-NCI(2)	$13,877	$17,308
_____________________________

(1)
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

(2)	See “Non-GAAP Financial Measures” below.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before stock-based compensation and associated payroll taxes, depreciation and amortization, interest expense, net, income taxes and other non-income-based tax, as adjusted for transaction-related costs, change in fair value of income tax receivable agreement, certain legal and other matters, and gain or loss on sale or closure of clinics. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of our results of operations from management’s perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes certain expenses that can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure and investments, and the tax jurisdictions in which companies operate, or that we believe do not reflect our core business operations. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies and differ from the calculation of “Consolidated EBITDA” under our credit agreement. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and they should not be considered in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

•	do not include stock-based compensation expense and associated payroll taxes;

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

•	do not include income tax expense or benefits and other non-income based taxes;

•	do not include transaction-related costs;

•	do not include change in fair value of income tax receivable agreement;

•	do not include costs related to certain legal and other matters;

•	do not include executive and management severance costs; and

•	do not reflect the gain or loss on sale or closure of clinics.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended March 31,
(in thousands)	2019	2018
Net (loss) income	$(5,145)	$7,164
Add:
Stock-based compensation and related payroll taxes	1,439	1,380
Depreciation and amortization	10,066	9,623
Interest expense, net	8,750	7,457
Income tax expense (benefit) and other non-income based tax(a)	792	(3,069)
Transaction-related costs	—	856
Change in fair value of income tax receivable agreement(b)	(1,682)	1,021
Certain legal and other matters(c)	5,291	4,103
Executive and management severance costs	212	—
Gain on sale or closure of clinics	(512)	(261)
Adjusted EBITDA (including noncontrolling interests)	$19,211	$28,274
Less: Net income attributable to noncontrolling interests	(5,334)	(10,966)
Adjusted EBITDA –NCI	$13,877	$17,308
_____________________________

(a)	Non-income-based tax includes franchise, gross receipts, and similar tax assessments.

(b)	See “Note 5 - Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

(c)	For the three months ended March 31, 2019, includes $4.8 million relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K.

Components of Operations

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

Contractual adjustments result from differences between the rates charged for services performed and expected reimbursements from third-party payors. Contractual adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, we review previous payment history and record a reserve at the patient level that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.

Operating Expenses

Patient care costs. Patient care costs are those costs directly associated with operating our dialysis clinics. Patient care costs principally include salaries, wages and benefits, stock-based compensation expense, pharmaceuticals, medical supplies, rent and utilities, laboratory testing, medical director fees and insurance costs and exclude depreciation and amortization.

General and administrative expenses. General and administrative expenses generally consist of salaries, wages and benefits, and stock-based compensation expense to personnel at our corporate office for clinic and corporate administration, including accounting, billing and cash collection functions; costs of patient insurance education; costs of regulatory compliance and legal oversight; charitable contributions; and professional fees, and exclude depreciation and amortization.

Transaction-related costs. Transaction-related costs represent costs associated with our registration statement on FOrm S-8 and the secondary offering that was withdrawn in March 2018. These costs include legal, accounting, valuation and other professional or consulting fees.

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

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•	the SEC Investigation and related Audit Committee examination and Restatement process (2018-2019),

•	the United litigation and settlement (2018),

•	the securities and derivative litigation related to the foregoing (2018-2019), and

•
our internal review and analysis of factual and legal issues relating to the aforementioned matters and legal fees and other expenses relating to matters that we believe do not reflect our core business operations.

See Item “Item 1. Legal Proceedings” and "Note 16 - Certain Legal and Other Matters” of the notes to the unaudited consolidated financial statements.

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which are primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities. Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “—Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than our company, is classified within the line item Net income attributable to noncontrolling interests. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Noncontrolling Interests” in our 2018 Form 10-K and “Note 8 - Noncontrolling Interests Subject to Put Provisions” of the notes to the unaudited consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended March 31,		Increase (Decrease)
				Percentage
(in thousands)	2019	2018	Amount	Change
Patient service operating revenues	$191,762	$186,299	$5,463	2.9%
Operating expenses:
Patient care costs	148,181	134,077	14,104	10.5%
General and administrative	25,599	25,067	532	2.1%
Transaction-related costs	—	856	(856)	NM
Depreciation and amortization	10,066	9,623	443	4.6%
Certain legal and other matters	5,291	4,103	1,188	29.0%
Total operating expenses	189,137	173,726	15,411	8.9%
Operating income	2,625	12,573	(9,948)	(79.1)%
Interest expense, net	(8,750)	(7,457)	(1,293)	(17.3)%
Change in fair value of income tax receivable agreement	1,682	(1,021)	2,703	NM
(Loss) income before income taxes	(4,443)	4,095	(8,538)	NM
Income tax expense (benefit)	702	(3,069)	3,771	NM
Net (loss) income	(5,145)	7,164	(12,309)	NM
Less: Net income attributable to noncontrolling interests	(5,334)	(10,966)	5,632	51.4%
Net loss attributable to American Renal Associates Holdings, Inc.	$(10,479)	$(3,802)	$(6,677)	NM
_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended March 31, 2019 were $191.8 million, an increase of $5.5 million, or 2.9%, from $186.3 million for the three months ended March 31, 2018, which was primarily due to an increase of 5.8% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment mix and rates. As a source of revenue by payor type, government-based and other payors accounted for 75% and 70%, respectively, of our revenues for the three months ended March 31, 2019 and 2018, respectively. Patient service operating revenues per treatment for the three months ended March 31, 2019 were $324 compared with $333 for the three months ended March 31, 2018.

Non-acquired treatment growth was 3.9% and acquired treatment growth was 1.9%. Normalized total treatment growth was 7.2% and normalized non-acquired treatment growth was 5.3% for the three months ended March 31, 2019. Patient service operating revenues relating to start-up clinics for the three months ended March 31, 2019 were $0.7 million, compared to $2.6 million for the three months ended March 31, 2018, a decrease of $1.9 million due to the timing of opening and certification of de novo clinics, as described under “–Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2019 were $148.2 million, an increase of $14.1 million, or 10.5%, from $134.1 million for the three months ended March 31, 2018, which was primarily due to the 5.8% increase in the number of treatments and an increase in ancillary costs associated with calcimimetic pharmaceuticals. Patient care costs per treatment for the three months ended March 31, 2019 were $251, compared to $240 for the three months ended March 31, 2018.

As a percentage of patient service operating revenues, patient care costs were 77.3% for the three months ended March 31, 2019 compared to 72.0% for the three months ended March 31, 2018.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2019 were $25.6 million, an increase of $0.5 million, or 2.1%, from $25.1 million for the three months ended March 31, 2018, which was primarily due to increased professional fees. General and administrative expenses per treatment for the three months ended March 31, 2019 were $43 compared to $45 for the three months ended March 31, 2018.

As a percentage of patient service operating revenues, general and administrative expenses were 13.3% for the three months ended March 31, 2019 compared to 13.5% for the three months ended March 31, 2018.

Transaction-related costs. Transaction-related costs for the three months ended March 31, 2018 were $0.9 million. These costs represent costs associated with our registration statement on Form S-8 and the withdrawn secondary offering. They include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense for the three months ended March 31, 2019 was $10.1 million, compared to $9.6 million for the three months ended March 31, 2018. As a percentage of patient service operating revenues, depreciation and amortization expense was 5.2% for the three months ended March 31, 2019, compared to 5.2% for the three months ended March 31, 2018.

Certain legal and other matters. Certain legal and other matter costs for the three months ended March 31, 2019 were $5.3 million, compared to $4.1 million for the three months ended March 31, 2018. See “Note 16 - Certain Legal and Other Matters” of the notes to unaudited consolidated financial statements.

Operating Income

Operating income for the three months ended March 31, 2019 was $2.6 million, a decrease of $9.9 million, or 79.1%, from $12.6 million for the three months ended March 31, 2018, which was primarily due to the factors described above under “–Operating Expenses.” For the three months ended March 31, 2019 and 2018, start-up clinics reduced operating income by $1.9 million and $2.8 million, respectively, a decrease of $0.9 million reflecting the timing of opening and certification of de novo clinics as described under “– Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

As a percentage of patient service operating revenues, operating income was 1.4% for the three months ended March 31, 2019, compared to 6.7% for the three months ended March 31, 2018, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2019 was $8.8 million, and for the three months ended March 31, 2018 was $7.5 million, an increase of 17.3%. The increase is primarily attributable to higher borrowings and higher interest rates.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended March 31, 2019 and 2018 was $1.7 million and $(1.0) million, respectively.

Income tax expense (benefit). The provision/benefit for income taxes for the three months ended March 31, 2019 and March 31, 2018 represented an effective tax rate of (15.8)% and (74.9)%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the three months ended March 31, 2019 and 2018, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2019 was $5.3 million, representing a decrease of $5.6 million, or 51.4%, from $11.0 million for the three months ended March 31, 2018. The decrease was primarily due to decreased profitability in our joint ventures.

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

In addition to our typical requirements for operating capital and capital expenditures, in the three months ended March 31, 2019, our expenses for professional accounting, consulting and legal fees have significantly increased as a result of the Restatement of our financial statements, the SEC Investigation, private litigation, the amendment of our Credit Agreement (as defined below) and our third-party clinic-level debt resulting from the Restatement and in-process remediation of material weaknesses in our internal control over financial reporting, as discussed in our 2018 Form 10-K. For the three months ended March 31, 2019 and June 30, 2019, we incurred approximately $5 million and $11 million, respectively, in professional accounting, consulting and legal fees related to these matters. During the remainder of 2019, we believe it likely that we will continue to incur substantial fees for these services in connection with our financial statement preparation, defense of the private litigation, cooperation with the SEC investigation and other matters. The time and expense of the Restatement have caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Three Months Ended March 31,
(dollars in thousands)	2019	2018
Net cash (used in) provided by operating activities	$(9,993)	$21,009
Net cash used in investing activities	(11,790)	(7,351)
Net cash provided by (used in) financing activities	31,354	(20,896)
Net increase (decrease) in cash and restricted cash	$9,571	$(7,238)

Cash Flows from Operations

Net cash used in operating activities for the three months ended March 31, 2019 was $10.0 million compared to $21.0 million net cash provided by operating activities for the same period in 2018, a decrease of $31.0 million, or 147.6%, primarily attributable to a decrease in net income adjusted for non-cash expenses and fluctuations in accounts payable.

Days sales outstanding was 48 days as of March 31, 2019 compared to 53 days as of March 31, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 was $11.8 million compared to $7.4 million for the same period in 2018, an increase of $4.4 million, or 60.4%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 was $31.4 million compared to $20.9 million net cash used in financing activities for the same period in 2018, an increase of $52.3 million largely due to the change in proceeds from term loans net of payments on long-term debt, which were $34.2 million for the three months ended March 31, 2019 compared to a net outlay of $2.6 million for the same period in 2018. Our distributions to our partners were $4.8 million for the three months ended March 31, 2019 compared to $16.7 million for the same period in 2018. Additionally, our purchases of equity of noncontrolling interests in existing clinics were $0.2 million for the three months ended March 31, 2019 compared to $3.2 million for the same period in 2018 and our contributions from noncontrolling interests were $2.4 million for the three months ended March 31, 2019 compared to $1.7 million for the same period in 2018.

Capital Expenditures

For the three months ended March 31, 2019 and 2018, we made capital expenditures of $8.5 million and $9.9 million, respectively, of which $6.9 million were development capital expenditures in each year, primarily incurred in connection with de novo clinic development, and $1.6 million and $3.0 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2019, we expect to spend approximately 2% to 2.5% of total annual patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual patient service operating revenues on other capital expenditures.

Debt Facilities

As of March 31, 2019, we had outstanding $602.6 million in aggregate principal amount of indebtedness, with an additional $59.5 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) (and no outstanding letters of credit). Our outstanding indebtedness included $432.3 million of term B loans under our 2017 Credit Agreement, $40.5 million of borrowings under our 2017 Revolving Credit Facility and $1.9 million of other corporate debt as of March 31, 2019. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $117.4 million as of March 31, 2019 with maturities ranging from April 2019 to June 2026 and interest rates ranging from 3.35% to 6.74%, and $6.7 million of finance lease obligations. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $3.8 million as of March 31, 2019 with maturities ranging from April 2019 to July 2020 and interest rates ranging from 4.25% to 8.08%. See Note 9 - Debt of the notes to the consolidated financial statements for further information about our debt and Note 14 - Related Party Transactions of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

On June 22, 2017, ARH and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement (the “New Credit Agreement”) to refinance the credit facilities under ARH’s then existing prior first lien credit agreement. The New Credit Agreement was amended on April 26, 2019 (as amended, the “2017 Credit Agreement”) as discussed below. The 2017 Credit Agreement provides for (i) a $100 million senior secured revolving credit facility (the “2017 Revolving Credit Facility”) and (ii) a $440 million senior secured term B loan facility (the “2017 Term B Loan Facility” and, together with the 2017 Revolving Credit Facility, the “2017 Facilities”). In addition, the 2017 Credit Agreement includes a feature under which maximum borrowings under the 2017 Facilities may be increased by an amount in the aggregate equal to the sum of (i) the greater of $125 million and 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus (ii) an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase.

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
For the period from April 26, 2019 until the date of filing of this Form 10-Q (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of March 31, 2019, the interest payable quarterly was 5.75%.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $40.5 million of borrowings outstanding under the 2017 Revolving Credit Facility as of March 31, 2019 which had an interest rate of 4.99%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries and, as of March 31, 2019, was 0.50%. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility will be 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As a result of the Restatement and related matters, as of March 31, 2019, ARH was not in compliance with all of these covenants, which non-compliance was waived for the period specified in the Amendment. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of March 31, 2019, we were in compliance with the applicable consolidated net leverage ratio.

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
Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and our material weaknesses, we failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. We obtained individual waivers or forbearances for the Assigned Clinic Loans and from substantially all of our third-party clinic lenders, and continue to seek waivers or forbearances from the remaining lenders. As of March 31, 2019, the total balance of clinic-level debt for which the Company had not obtained waivers through the date of issuance of these consolidated financial statements was $3.7 million, all of which is presented within Current portion of long-term debt.

Contractual Obligations and Commitments
The following is a summary of contractual obligations and commitments as of March 31, 2019 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$121,231	$31,276	$55,481	$24,473	$10,001
2017 Credit Agreement loans(1)	472,800	3,300	8,800	49,300	411,400
Other corporate debt	1,897	440	1,240	217	—
Operating leases(2)	195,889	28,538	56,476	45,082	65,793
Finance leases(3)	14,943	1,002	2,410	2,469	9,062
Interest payments(4)	144,112	22,827	55,652	52,145	13,488
Purchase obligation(5)	201,000	63,000	114,000	24,000	—
Total	$1,151,872	$150,383	$294,059	$197,686	$509,744
_____________________________

(1)
Includes the Term B Loan Facility, which bears interest at a variable rate, with principal payments of $1.1 million and interest payments due quarterly, and the Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $40.5 million.

(2)
Net of estimated sublease proceeds of approximately $1.5 million per year from 2019 through 2022 and approximately $4.3 million in the aggregate thereafter and includes $12.4 million related to options to extend lease terms that are reasonably certain of being exercised.

(3)	Includes $4.1 million related to options to extend lease terms that are reasonably certain of being exercised.

(4)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of March 31, 2019.

(5)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”). Additionally, we have certain agreements with put provisions that are exercisable upon the occurrence of certain events

(“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the three months ended March 31, 2019. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 8 - Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited consolidated financial statements for discussion of these put provisions. The table below summarizes our potential obligations as of March 31, 2019.

Noncontrolling interest subject to put provisions (dollars in thousands)	March 31, 2019
Time-based puts	$97,904
Event-based puts	31,230
Total Obligation	$129,134

As of March 31, 2019, $46.0 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2019 and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2019 were exercised on April 1, 2019 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2019	50,480
2020	20,075
2021	13,053
2022	8,053
2023	2,295
Thereafter	3,948
Total	$97,904

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by nephrologist partners which, if successful, could cause an increase to the amount we owe. As of March 31, 2019, we had recorded liabilities of approximately $97.9 million for all existing time-based puts, of which we have estimated approximately $11.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The nephrologist partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of March 31, 2019 a future payment will be due upon vesting totaling $1.4 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our

IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2018 is estimated to be $10.0 million as of March 31, 2019.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Statement of Operations for the three months ended June 30, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018 and the second installment in the amount of $8.0 million on August 1, 2019, and expect to pay $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. As of March 31, 2019, $7.6 million is classified as Accrued expenses and other current liabilities and $12.0 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recent Accounting Pronouncements

See “Note 1 - Basis of Presentation and Organization” of the notes to the consolidated financial statements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and use of estimates, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2018 Form 10-K.

Refer to “Note 1 - Basis of Presentation and Organization” and “Note 10 - Leases” of the notes to the unaudited consolidated financial statements included elsewhere in this Form 10-Q for an update to the accounting policy for leases as a result of adoption of ASU 2016-02, Leases, on January 1, 2019.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For our disclosures about market risk, please see "Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K. Except as described below, there have been no material changes to our disclosures about market risk in “Part II. Item 7A” of such Form 10-K.

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of March 31, 2019, we had $40.5 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

In March 2017, the Company entered into a forward starting interest rate swap agreement and two interest rate cap agreements (the “agreements”) with notional amounts totaling $280 million, as a means of fixing the floating interest rate component on $440 million of our variable-rate debt under our Term B Loan Facility. The agreements are designated as cash flow hedges, with a termination date of March 31, 2021.

Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of March 31, 2019, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of March 31, 2019, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2019. Management based its conclusion on the fact that the material weaknesses in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2018, as disclosed in our 2018 Form 10-K, had not been remediated at March 31, 2019. For a description of the material weaknesses, see Part II, Item 9A in the 2018 Form 10-K.

Management has taken and is taking steps, as described below under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status,” to remediate the material weakness in the operating effectiveness of our internal control over financial reporting.

(b) Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status
Management and the Board understand the importance of strong internal controls and the integrity of our financial statements. Management is committed to the planning and implementation of remediation efforts to address control deficiencies and any other identified areas of risk. These remediation efforts, which are either implemented or in process, are intended to both address the identified material weaknesses and to enhance our overall internal control environment. To date, we have taken and continue to take the actions described below to remediate the identified material weaknesses. Our remediation efforts are ongoing. As we continue to evaluate and work to improve our internal controls over financial reporting, our management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section.

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

•	To assist in the restatement activities and related matters, we augmented our personnel with qualified consulting services which will continue as long as necessary.

•	We are redesigning our internal control over financial reporting to formalize enhanced communication around revenue recognition, accounts receivable and income taxes; and

•	We expect to provide training to employees across our entire Company regarding the importance of integrity, accountability, communication and compliance with accounting policies and procedures.

Control Activities

•	Revenue, Accounts Receivable, and Amounts due to Payors

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

•
We are in the process of strengthening our controls over the review of schedules used to determine the carrying value of noncontrolling interests, including noncontrolling interests subject to put rights. Specifically, we are in the process of developing controls which will ensure a more thorough review over the inputs used in the calculation of noncontrolling interests and the completeness and accuracy of schedules used to determine adjustments against the carrying value of noncontrolling interest balances and their related impact on the consolidated financial statements.

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

We are committed to maintaining a strong internal control environment, and we believe the measures described above will strengthen our internal control over financial reporting and remediate the identified material weaknesses. We will also continue to review, optimize, and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies or we may modify certain of the remediation measures described above. The material weaknesses described above will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
(c) Changes in Internal Control over Financial Reporting.

Other than the changes described above under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status” that occurred during the quarter ended March 31, 2019, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Except as described below, there have been no material developments in our legal proceedings during the quarter ended March 31, 2019. For previously reported information about our legal proceedings, refer to “Part I. Item 3. Legal Proceedings” in our 2018 Form 10-K.

Government Inquiries and Investigations
On January 3, 2017, we received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting information relating to our payments and other interactions with the AKF and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws for the period from January 1, 2013 through the present. As we have done with the other regulators who have expressed interest in such matters, we have cooperated fully with the government and will continue to do so. In the event that the United States Attorney’s Office, District of Massachusetts, were to find violations of any federal criminal or civil laws, our business, financial condition and results of operations could be materially adversely affected.

In October 2018, the Staff of the SEC requested that we voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, we responded by producing documents and information to the Staff. On March 27, 2019, we filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, we received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K and related matters. On June 19, 2019, we received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information.We may receive additional related subpoenas or other requests for documents and information from the staff. We have cooperated fully with this investigation and will continue to do so.
Shareholder and Derivative Claims
On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA. We, the Board, and our current and former executive officers could become subject to additional litigation relating to these matters. We intend to vigorously defend ourselves against these claims.
On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on our behalf, in the United States District Court for the District of New Jersey against the members of our board of directors and certain of our current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in our internal control over financial reporting, alleged misstatements and omissions in our 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by us as a result of the individual defendants’ alleged misconduct, a direction to us to hold an annual meeting of stockholders and reforms to our corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees.

 Other

From time to time, we are subject to various legal actions and proceedings involving claims incidental to the conduct of our business, including contractual disputes and professional and general liability claims, as well as audits and investigations by various government entities, in the ordinary course of business. Based on information currently available, established reserves, available insurance coverage and other resources, we do not believe that the outcomes of any such pending ordinary course actions, proceedings or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

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

ITEM 1A.	RISK FACTORS
There have been no material changes with respect to the risk factors described in “Part I. Item 1A. Risk Factors” in our 2018 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2019, we repurchased approximately 32,000 shares of common stock at an aggregate cost of $300,000 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about such repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	—	—	—	—
March 1 - March 31	32,154	10.46	—	—
	32,154	10.46	—	—

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

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

10.2†
Engagement Letter, dated March 21, 2019, between American Renal Associates Holdings, Inc. and AP Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 27, 2019).

10.3*†	Independent Contractor’s Agreement, dated March 25, 2019, by and between American Renal Associates Holdings, Inc. and ECG Ventures, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

September 4, 2019

(Date)