Form 10-Q
period 2019-06-30
American Renal Associates Holdings, Inc.
filed 2019-09-05
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or
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

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$69,060	$55,200
Accounts receivable, less allowance for doubtful accounts of $2,457 and $3,270, respectively	107,547	99,526
Inventories	7,249	11,433
Prepaid expenses and other current assets	31,710	28,127
Current assets held for sale	14,513	577
Total current assets	230,079	194,863
Property and equipment, net of accumulated depreciation of $206,688 and $199,703, respectively	161,281	180,268
Operating lease right-of-use assets (Note 10)	137,344	—
Intangible assets, net of accumulated amortization of $24,902 and $24,206, respectively	24,912	24,628
Other long-term assets	15,570	14,745
Goodwill	578,237	571,339
Total assets	$1,147,423	$985,843

Liabilities and Equity
Accounts payable	$57,648	$59,082
Accrued compensation and benefits	34,827	34,587
Accrued expenses and other current liabilities	63,466	61,116
Current portion of long-term debt	44,415	42,855
Current portion of operating lease liabilities (Note 10)	22,257	—
Total current liabilities	222,613	197,640
Long-term debt, less current portion	567,296	517,511
Long-term operating lease liabilities, less current portion (Note 10)	127,063	—
Income tax receivable agreement payable	1,742	3,700
Other long-term liabilities	12,915	24,813
Deferred tax liabilities	2,545	3,169
Total liabilities	934,174	746,833
Commitments and contingencies (Note 15 and Note 16)
Noncontrolling interests subject to put provisions	124,496	129,099
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,560,043 and 32,603,846 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	197	196
Additional paid-in capital	103,282	105,715
Receivable from noncontrolling interests	(120)	(506)
Accumulated deficit	(183,108)	(164,451)
Accumulated other comprehensive income (loss), net of tax	(1,733)	76
Total American Renal Associates Holdings, Inc. deficit	(81,482)	(58,970)
Noncontrolling interests not subject to put provisions	170,235	168,881
Total equity	88,753	109,911
Total liabilities and equity	$1,147,423	$985,843
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Patient service operating revenues	$213,252	$205,952	$405,014	$392,251
Operating expenses:
Patient care costs	153,016	141,468	301,197	275,545
General and administrative	23,927	26,434	49,526	51,501
Transaction-related costs (Note 1)	—	—	—	856
Depreciation and amortization	10,299	9,814	20,365	19,437
Certain legal and other matters (Note 16)	8,381	32,546	13,672	36,649
Total operating expenses	195,623	210,262	384,760	383,988
Operating income (loss)	17,629	(4,310)	20,254	8,263
Interest expense, net	(11,541)	(8,136)	(20,291)	(15,593)
Change in fair value of income tax receivable agreement	(304)	1,736	1,378	715
Income (loss) before income taxes	5,784	(10,710)	1,341	(6,615)
Income tax expense (benefit)	644	(2,327)	1,346	(5,396)
Net income (loss)	5,140	(8,383)	(5)	(1,219)
Less: Net income attributable to noncontrolling interests	(13,318)	(15,276)	(18,652)	(26,242)
Net loss attributable to American Renal Associates Holdings, Inc.	(8,178)	(23,659)	(18,657)	(27,461)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	1,025	(1,248)	284	(751)
Net loss attributable to common shareholders	$(7,153)	$(24,907)	$(18,373)	$(28,212)

Loss per share (Note 13):
Basic	$(0.22)	$(0.78)	$(0.57)	$(0.89)
Diluted	$(0.22)	$(0.78)	$(0.57)	$(0.89)
Weighted-average number of common shares outstanding
Basic	32,275,807	31,932,705	32,232,004	31,877,286
Diluted	32,275,807	31,932,705	32,232,004	31,877,286

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$5,140	$(8,383)	$(5)	$(1,219)
Unrealized (loss) gain on derivative agreements, net of tax	(1,024)	467	(1,809)	2,118
Total comprehensive income (loss)	4,116	(7,916)	(1,814)	899
Less: Comprehensive income attributable to noncontrolling interests	(13,318)	(15,276)	(18,652)	(26,242)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(9,202)	$(23,192)	$(20,466)	$(25,343)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended June 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at March 31, 2019	$129,134	32,562,784	$197	$104,401	$(535)	$(174,930)	$(709)	$(71,576)	$173,866
Net income (loss)	3,544	—	—		—	(8,178)	—	(8,178)	9,774
Stock-based compensation	—	—	—	850	—	—	—	850	—
Exercise of stock options	—	1,086	—	(3)	—	—	—	(3)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(12)	—	—	—	(12)	—
Forfeiture of restricted stock awards	—	(3,827)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(3,480)	—	—	—	—	—	—	—	(13,399)
Contributions from noncontrolling interests	493	—	—	—	415	—	—	415	617
Purchases of equity of noncontrolling interests	441	—	—	(7,590)	—	—	—	(7,590)	(623)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,024)	(1,024)	—
Change in fair value of noncontrolling interests	(5,636)	—	—	5,636	—	—	—	5,636	—
Balance at June 30, 2019	$124,496	32,560,043	$197	$103,282	$(120)	$(183,108)	$(1,733)	$(81,482)	$170,235

		Six Months Ended June 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income (loss)	4,000	—	—		—	(18,657)	—	(18,657)	14,652
Stock-based compensation	—	—	—	2,251	—	—	—	2,251	—
Exercise of stock options	—	8,807	—	67	—	—	—	67	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(27)	—	—	—	(27)	—
Forfeiture of restricted stock awards	—	(20,456)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(32,154)	1	(339)	—	—	—	(338)	—
Distributions to noncontrolling interests	(5,631)	—	—	—	—	—	—	—	(15,998)
Contributions from noncontrolling interests	1,343	—	—	—	386	—	—	386	6,861
Purchases of equity of noncontrolling interests	168	—	—	(7,540)	—	—	—	(7,540)	(623)
Redemptions of equity of noncontrolling interests	—	—	—	(1,328)	—	—	—	(1,328)	(3,538)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,809)	(1,809)	—
Change in fair value of noncontrolling interests	(4,483)	—	—	4,483	—	—	—	4,483	—
Balance at June 30, 2019	$124,496	32,560,043	$197	$103,282	$(120)	$(183,108)	$(1,733)	$(81,482)	$170,235

		Three Months Ended June 30, 2018
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance at March 31, 2018	$139,791	32,437,507	$195	$98,243	$(515)	$(139,486)	$546	$(41,017)	$174,461
Net income (loss)	4,504	—	—	—	—	(23,659)	—	(23,659)	10,772
Stock-based compensation	—	—	—	1,663	—	—	—	1,663	—
Exercise of stock options	—	21,330	—	60	—	—	—	60	—
Cash dividend equivalents accrued on share-based payments, net	—	—	—	(25)	—	—	—	(25)	—
Distributions to noncontrolling interests	(5,575)	—	—	—	—	—	—	—	(11,896)
Contributions from noncontrolling interests	367	—	—	—	38	—	—	38	385
Purchases of equity of noncontrolling interests	—	—	—	(4,950)	—	—	—	(4,950)	(493)
Sales of noncontrolling interests	—	—	—	(5)	—	—	—	(5)	2
Reclassification/other adjustments	3	—	—	—	—	—	—	—	(3)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	467	467	—
Change in fair value of noncontrolling interests	1,647	—	—	(1,647)	—	—	—	(1,647)	—
Balance at June 30, 2018	$140,737	32,458,837	$195	$93,339	$(477)	$(163,145)	$1,013	$(69,075)	$173,228

		Six Months Ended June 30, 2018
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance at December 31, 2017	$130,438	32,034,439	$193	$99,098	$(358)	$(135,898)	$(891)	$(37,856)	$187,698
Net income (loss)	7,473	—	—	—	—	(27,461)	—	(27,461)	18,769
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock-based compensation	—	—	—	2,927	—	—	—	2,927	—
Exercise of stock options	—	92,750	2	394	—	—	—	396	—
Issuance of restricted stock awards	—	348,708	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(719)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(16,341)	—	(367)	—	—	—	(367)	—
Cash dividend equivalents accrual reduction on share-based payments, net	—	—	—	517	—	—	—	517	—
Distributions to noncontrolling interests	(10,597)	—	—	—	—	—	—	—	(23,592)
Contributions from noncontrolling interests	676	—	—	—	(119)	—	—	(119)	1,963
Purchases of equity of noncontrolling interests	(1,062)	—	—	(5,953)	—	—	—	(5,953)	(1,586)
Redemptions of equity of noncontrolling interests	—	—	—	(836)	—	—	—	(836)	1,344
Reclassification/other adjustments	11,368	—	—	—	—	—	—	—	(11,368)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	2,118	2,118	—
Change in fair value of noncontrolling interests	2,441	—	—	(2,441)	—	—	—	(2,441)	—
Balance at June 30, 2018	$140,737	32,458,837	$195	$93,339	$(477)	$(163,145)	$1,013	$(69,075)	$173,228

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Six Months Ended June 30,
Operating activities	2019	2018
Net (loss) income	$(5)	$(1,219)
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	20,365	19,437
Amortization of discounts, fees and deferred financing costs	1,205	989
Stock-based compensation	2,251	2,927
Deferred taxes	(138)	(5,737)
Change in fair value of income tax receivable agreement	(1,378)	(715)
Non-cash charge related to derivative agreements	(1,189)	5
Non-cash rent charges	(1,518)	161
Cash received on derivative settlement	154	—
Loss on disposal of assets	(395)	(18)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,021)	7,753
Inventories	4,020	(1,870)
Prepaid expenses and other current assets	(3,121)	6,338
Other assets	(1,275)	(8,733)
Accounts payable	(1,434)	19,428
Accrued compensation and benefits	240	1,896
Accrued expenses and other liabilities	(2,013)	17,837
Cash provided by operating activities	7,748	58,479
Investing activities
Purchases of property, equipment and intangible assets	(14,169)	(18,418)
Proceeds from sale of clinics	3,300	2,500
Cash paid for acquisitions	(6,590)	—
Cash used in investing activities	(17,459)	(15,918)
Financing activities
Proceeds from term loans, net of deferred financing costs	73,551	28,946
Payments on long-term debt	(23,069)	(33,198)
Dividends and dividend equivalents paid	(25)	(278)
Proceeds from exercise of stock options	67	396
Repurchase of vested restricted stock awards withheld on net share settlement	(338)	(367)
Distributions to noncontrolling interests	(21,629)	(34,189)
Contributions from noncontrolling interests	3,935	2,520
Purchases of equity of noncontrolling interests	(7,995)	(8,601)
Sales of additional noncontrolling interests	—	92
Cash provided by (used in) financing activities	24,497	(44,679)

Increase (decrease) in cash and restricted cash	14,786	(2,118)
Cash and restricted cash at beginning of period	55,300	71,611
Cash and restricted cash at end of period (Note 3)	$70,086	$69,493

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$173	$1,525
Cash paid for interest	15,292	12,665

Supplemental Disclosure of Non-Cash Financing Activities
Contributions from noncontrolling interests in the form of a receivable	—	119
Change in liability accrued for dividend equivalent payments	27	(517)
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of June 30, 2019, the Company owned and operated 245 dialysis clinics treating 17,138 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Substantially all clinics are maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

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

As of December 31, 2018, certain clinics in Maryland met the criteria to be classified as held for sale and the Company concluded that there was no impairment for these assets. The sale of these clinics was executed on July 1, 2019. Refer to “Note 18 - Subsequent Events” for further discussion related to these clinic divestitures. As of June 30, 2019, certain additional clinics in Philadelphia and property and equipment met the criteria as held for sale and the Company concluded that there was a combined impairment loss of $270 which is included in Depreciation and amortization on the consolidated statement of operations for the three months and six months ended June 30, 2019. The Company reclassified the combined carrying value of all assets that meet the criteria of held for sale of $14,513 as of June 30, 2019 to Current assets held for sale on the consolidated balance sheets.

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
Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied in a previous period were immaterial for the three and six months ended June 30, 2019. These changes in transaction price are

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.
Amounts pending approval from third-party payors associated with Medicare recovery claims as of June 30, 2019 and December 31, 2018, other than standard monthly billing, consisted of approximately $19,335 and $15,820, respectively. As of June 30, 2019, $14,137 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets. As of December 31, 2018, $10,622 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets.
The composition of patient care service revenue by payment source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenues by Payor:	2019	2018	2019	2018
Medicare and Medicare Advantage	70%	66%	70%	66%
Commercial and other (1)	26%	29%	25%	30%
Medicaid and Managed Medicaid	4%	4%	4%	4%
Other (2)	—%	1%	1%	—%
	100%	100%	100%	100%
_____________________

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other payments of revenues by payor include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet to the total shown in the statement of cash flows.

	June 30, 2019	December 31, 2018
Cash	$69,060	$55,200
Restricted cash	1,026	100
Total cash and restricted cash shown in the statement of cash flows	$70,086	$55,300

Restricted cash as of December 31, 2018 is included in other long-term assets and as of June 30, 2019 is included in Prepaid expenses and other current assets on the balance sheet. These amounts represent those amounts required to be set aside by contractual agreement with a financial institution.

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

The consideration transferred, on a combined basis for all acquisitions consummated during the six months ended June 30, 2019, was as follows:

Cash	$6,590
Equity interests	4,655
Fair value of total consideration transferred	$11,245

The amounts recognized as of the acquisition date, on a combined basis for all acquisitions consummated during the six months ended June 30, 2019, for each major class of assets acquired and liabilities assumed were allocated preliminarily based on the estimated fair value, as follows:

Property and equipment	$1,232
Noncompete agreements	660
Goodwill	9,108
Other assets	245
Total consideration paid	$11,245

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
On March 1, 2019, the Company sold 100% of its equity in two dialysis clinics in Florida and received combined cash consideration of $3,300. The transactions resulted in the recognition of a combined gain of $512, which is included as a reduction to general and administrative expenses to arrive at operating income in the condensed consolidated statements of operations for the six months ended June 30, 2019 and a reduction of goodwill of $2,210.
Goodwill
     Changes in goodwill during the six months ended June 30, 2019 were as follows:

Balance at December 31, 2018	$571,339
Acquisitions	9,108
Divestitures	(2,210)
Balance at June 30, 2019	$578,237

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at June 30, 2019.

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

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the six months ended June 30, 2019 and the year ended December 31, 2018.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$15	$—	$15	$—
Total Assets	$15	$—	$15	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$2,000	$—	$—	$2,000
Interest rate swap agreement (included in Accrued expense and other current liabilities)	468	—	468	—
Interest rate swap agreement (included in Other long-term liabilities)	866	—	866	—
Total Liabilities	$3,334	$—	$1,334	$2,000
Temporary Equity
Noncontrolling interests subject to put provisions	$124,496	$—	$—	$124,496

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$836	$—	$836	$—
Interest rate derivative agreements (included in Other long-term assets)	395	—	395	—
Total Assets	$1,231	$—	$1,231	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,700	$—	$—	$3,700
Total Liabilities	$3,700	$—	$—	$3,700
Temporary Equity
Noncontrolling interests subject to put provisions	$129,099	$—	$—	$129,099

The following table provides the fair value rollforward for the six months ended June 30, 2019 for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2018	$3,700
Options exercised and dividend equivalent payment vesting	(322)
Total realized/unrealized losses:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(1,378)
Balance at June 30, 2019	$2,000

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 9 - Debt” to be $430,661 as of June 30, 2019, compared to a carrying value of $431,200. As of December 31, 2018, the Company estimated the fair value of the first lien term loans to be $424,732 compared to the carrying value of $433,400.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	June 30, 2019	December 31, 2018
Accrued compensation	$19,822	$22,480
Accrued vacation pay	15,005	12,107
	$34,827	$34,587

Accrued expenses and other current liabilities consist of the following:

	June 30, 2019	December 31, 2018
Due to payors	$24,967	$26,659
Income tax payable	16,541	13,618
Other	14,317	13,198
Accrued settlement (Note 16)	7,641	7,641
	$63,466	$61,116

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

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of June 30, 2019, these consolidated financial statements include total assets of these VIEs of $21,734 and total liabilities of these VIEs of $12,054.

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

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company has potential obligations to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These obligations are in the form of put provisions and are exercisable at the third-party owners’ discretion within specified periods as outlined in each specific put provision. Additionally, the Company has certain agreements with put provisions which are exercisable upon the occurrence of specific events, including the sale of all or substantially all of the Company’s assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO, of which some were exercised during the six months ended June 30, 2019. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the equity subject to put provisions is reported at the greater of the carrying value or estimated fair value for accounting purposes, while some of the equity subject to put provisions is stated at the contractual estimated fair value or redemption value, as outlined in each specific put provision. The put rights of such noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3.

The fair value of the noncontrolling interests subject to these put provisions is estimated using the income, market and asset based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital (14.00% - 20.00%) to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses.

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of June 30, 2019 and December 31, 2018 is set forth below:

	June 30, 2019	December 31, 2018
Redemption value	$10,159	$11,221
Estimated fair values for accounting purposes	1,894	2,672
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$8,265	$8,549

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	June 30, 2019	December 31, 2018
Noncontrolling interest subject to put provisions - estimated fair values	$116,231	$120,550
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	8,265	8,549
Noncontrolling interests subject to put provisions - maximum redemption value	$124,496	$129,099

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Change in estimated fair values for accounting purposes	$(4,611)	$399	$(4,199)	$1,690
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(1,025)	1,248	(284)	751
Total change in fair value of noncontrolling interests subject to put provisions - maximum redemption	$(5,636)	$1,647	$(4,483)	$2,441

9. DEBT

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
2017 Credit Agreement - Term B Loan Facility	$431,200	$433,400
2017 Credit Agreement - Revolving Credit Facility	69,500	$5,500
Assigned Clinic Loans due to Term Loan Holdings	2,658	5,078
Other Term Loans	105,823	113,866
Other Lines of Credit	6,189	1,849
Finance Lease Obligations	6,600	6,706
Other	1,751	2,040
	623,721	568,439
Less: discounts and fees, net of accumulated amortization	(12,010)	(8,073)
Less: current maturities	(44,415)	(42,855)
	$567,296	$517,511

Scheduled maturities of long-term debt as of June 30, 2019 are as follows:

2019 (remainder)	$27,311
2020	43,069
2021	31,960
2022	93,034
2023	19,527
Thereafter	408,820
$623,721

During the six months ended June 30, 2019, the Company made mandatory principal payments of $1,100 under the 2017 Credit Agreement (as defined below).

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

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of June 30, 2019, ARH is in compliance with these covenants.

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

2017 Term B Loan Facility

The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of June 30, 2019, interest payable quarterly was 7.90% per annum. The 2017 Term B Loan Facility matures in June 2024.

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of June 30, 2019.

ARH is required to make principal payments under the 2017 Term B Loan Facility in equal quarterly installments of $1,100.

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of June 30, 2019, the fee was 0.50%. There were $69,500 of borrowings outstanding under the 2017 Revolving Credit Facility as of June 30, 2019 which had an interest rate of 7.65%.

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
For the period from April 26, 2019 until the date on which ARH delivered the consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 and no default under the 2017 Credit Agreement was continuing (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans, and 5.00% for Eurodollar rate loans.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%, instead of pricing each such margin off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. From and after the Covenant Reversion Date, any outstanding loans under the revolving credit facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $69,500 of borrowings outstanding under the 2017 Revolving Credit Facility as of June 30, 2019. As of June 30, 2019, these borrowings had an interest rate of 7.65%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries and, as of March 31, 2019, was 0.50%. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As a result of the Restatement and related matters as discussed in our 2018 Form 10-K, as of June 30, 2019, ARH was not in compliance with all of these covenants, which non-compliance was waived for the period specified in the Amendment. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6:00:1:00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7:00:1:00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of June 30, 2019, we were in compliance with the applicable consolidated net leverage ratio.

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
The Company’s clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all of its third-party clinic lenders, and continues to seek waivers or forbearances from the remaining lenders. As of June 30, 2019, the total balance of clinic-level debt for which the Company had not obtained waivers through the date of issuance of these consolidated financial statements was $3,239, all of which is presented within Current portion of long-term debt.
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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of June 30, 2019, the instruments were perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

Interest Rate Cap Agreements

In March 2017, ARH entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

effectiveness is tested quarterly. As of June 30, 2019, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

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

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was approximately $5,653 and $5,122 in the three months ended June 30, 2019 and 2018, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extend to 2033, amounted to $514 and $481 in the three months ended June 30, 2019 and 2018, respectively. Future receipts of $6,067 due from these related parties are included in sublease receipts presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non‑cancelable operating leases expiring in various years through 2032. Rental income under these subleases was $903 and $866 in the three months ended June 30, 2019 and 2018, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The components of lease expense were as follows:

Six Months Ended
Lease Cost	June 30, 2019
Operating lease cost	$7,881
Finance lease cost:
Amortization of right-of-use assets	144
Interest on lease liabilities	140
Short-term lease cost (1)	76
Variable lease cost	2,645
Less: Sublease income	(903)
Total lease cost	$9,983

_____________________________

(1)
Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

Six Months Ended
Other information	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,988
Operating cash flows from finance leases	140
Financing cash flows from finance leases	86
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	4,071
Finance leases	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2019
Operating Leases
Operating lease right-of-use assets	$137,344

Current portion of operating lease liabilities	$22,257
Long-term operating lease liabilities, less current portion	127,063
Total operating lease liabilities	$149,320

Finance Leases
Property and equipment, at cost	$6,168
Accumulated depreciation	(287)
Property and equipment, net	$5,881

Current portion of long-term debt	$367
Long-term debt, less current portion	6,233
Total finance lease liabilities	$6,600

Weighted Average Remaining Lease Term
Operating leases	7.3 years
Finance leases	10.5 years
Weighted Average Discount Rate
Operating leases	6.9%
Finance leases	9.0%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of June 30, 2019, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Receipts	Net Operating Lease	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$16,114	$768	$15,346	$457
2020	31,210	1,551	29,659	923
2021	29,204	1,572	27,632	933
2022	26,617	1,592	25,025	943
2023	21,945	1,117	20,828	955
Thereafter	66,765	3,175	63,590	6,233
Total minimum lease payments	$191,855	$9,775	$182,080	$10,444
Less: amount representing interest	42,535			3,844
Present value of lease liabilities	$149,320			$6,600

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

As of June 30, 2019, the Company has additional operating and finance lease obligations that have not yet commenced of $12,354 and $4,154, respectively. These operating and finance leases will commence between fiscal year 2019 and fiscal year 2020 with lease terms of 10 years to 15 years.

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

The Company’s effective income tax rate for the three months ended June 30, 2019 and 2018 was 11.1% and 21.7%, respectively, and 100.4% and 81.6% for the six months ended June 30, 2019 and 2018, respectively. These rates differ from the federal statutory rate of 21% principally due to the portion of pre-tax income that is allocable to noncontrolling interests from the Company’s joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes, and also other non-deductible expenses.

The Company has established a valuation allowance for certain deferred tax assets with respect to which the Company believes future taxable income levels would not be sufficient to realize the tax benefits.

12. STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2019 and 2018, stock-based compensation expense was reflected in the accompanying consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Patient care costs	$164	$285	$348	$442
General and administrative	687	1,378	1,904	2,485
Total stock-based compensation before tax	$851	$1,663	$2,252	$2,927
Income tax benefit	$(221)	$(432)	$(586)	$(761)

As of June 30, 2019, the Company had options to purchase an aggregate of 4,874,591 shares of common stock outstanding.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of June 30, 2019, options to purchase an aggregate of 2,088,774 shares of common stock were available for future grants under the 2016 Plan.

Information concerning options activity for options to acquire common stock is summarized as follows:

	Six Months Ended June 30, 2019
	Number of options	Weighted-average exercise price
Options outstanding as of January 1, 2019	5,011,191	$12.36
Granted	—	—
Exercised	(8,807)	7.06
Forfeited/Canceled	(127,793)	14.15
Options outstanding as of June 30, 2019	4,874,591	$12.33
Vested and expected to vest as of June 30, 2019	4,874,591	$12.33
Exercisable as of June 30, 2019	3,331,485	$8.90

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that the performance conditions for these awards are probable of achievement as of June 30, 2019.

As of June 30, 2019, a total of 283,926 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $3,366 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.35 years.

A summary of restricted stock award activity is as follows:

	Six Months Ended June 30, 2019
	Number of shares	Weighted-average grant date fair value per award
Unvested as of January 1, 2019	441,063	$20.68
Granted	—	—
Vested	(136,681)	20.61
Forfeited/Canceled	(20,456)	19.02
Unvested as of June 30, 2019	283,926	$20.84

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payments, which were paid on vested

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

options and become due upon vesting for unvested options. This resulted in a modification. Additionally, in connection with the cash dividend, as of June 30, 2019, the Company has made payments equal to $1.30 per share, or $5,366 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,356.

In connection with these dividends, equitable adjustments are required by the terms of some of the Company’s equity incentive plans and, for other plans, were modified at the discretion of the Company’s board of directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to its outstanding market and performance-based stock options at the time of the IPO, the amount of the non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $9,104 in incremental compensation expense during the six months ended June 30, 2018.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic and Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(8,178)	$(23,659)	$(18,657)	$(27,461)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	1,025	(1,248)	284	(751)
Net loss attributable to common shareholders	$(7,153)	$(24,907)	$(18,373)	$(28,212)
Weighted‑average common shares outstanding	32,275,807	31,932,705	32,232,004	31,877,286
Weighted‑average common shares outstanding, assuming dilution	32,275,807	31,932,705	32,232,004	31,877,286
Loss per share, basic and diluted	$(0.22)	$(0.78)	$(0.57)	$(0.89)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	3,235,582	3,716,353	3,404,444	3,487,078

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

An entity affiliated with Centerbridge Capital Partners, L.P. (together with its affiliates, “Centerbridge”), which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of the Company’s current and former directors and executive officers own economic interests in Term Loan Holdings. As of June 30, 2019, such assigned clinic loans aggregated $2,658, had maturities ranging from July 2019 to July 2020, with a weighted average maturity of approximately 0.7 years (February 2020), and interest rates ranging from 4.25% to 8.08%, with a weighted average interest rate of 5.18%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings. The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the six months ended June 30, 2019 is immaterial. Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to their respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans. The maximum potential liability for future payments under the assigned clinic loans, not including interest, is $2,658, of which the Company guaranteed $1,482 as of June 30, 2019. These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and certain of the Company’s executive officers. The TRA provides for the payment by the Company to its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of June 30, 2019, the Company’s total liability under the TRA was estimated to be $3,574, of which $1,832 is included as a component of accrued expenses and other current liabilities on the consolidated balance sheet. For the six months ended June 30, 2018, the Company paid $6,376. The Company paid no amount under the TRA for the three months ended June 30, 2019.

Due from Related Party

The Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide for various facility buildouts. The total amount of initial financing was $2,847. As of June 30, 2019, the loans had an interest rate of 6.0% with maturities ranging from March 2026 through September 2033. Fixed principal and interest payments with respect to such loans are payable monthly. As of June 30, 2019, the remaining balance to be paid to the Company was $2,847.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $140 and $129 during each of the six months ended June 30, 2019 and 2018, respectively.

The executive officer and his spouse, through a trust in which the executive officer’s spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of June 30, 2019, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $3,187. As of June 30, 2019, such loans had maturities ranging from January 2020 to August 2024, with a weighted average maturity of approximately 2.42 years (December 2021), and interest rates ranging from 4.33% to 7.68%, with a weighted average interest rate of 5.73%. Fixed principal and interest

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $606 of such outstanding loans as of June 30, 2019.

Consulting Agreement with Board Member

On March 25, 2019, the Company entered into an independent contractor’s agreement with ECG Ventures, Inc., an entity wholly owned by a member of the Board. The board member provides consulting services to the Company on the terms set forth in the agreement. The agreement provides for a base fee of $100 per month during the term of the agreement, plus both a restatement fee and a performance fee, as well as reimbursement for travel and certain legal expenses. The Company incurred expenses of $656 during the three and six months ended June 30, 2019 relating to services provided under this consulting agreement.

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

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Statement of Operations during the three months ended June 30, 2018, and a remaining present value of $19,614. As of June 30, 2019, $7,641 is classified as Accrued expenses and other current liabilities and $11,973 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018 and the second installment of $8,000 August 1, 2019 and the Company expects to pay $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
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

17. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company’s ownership interest on the Company’s equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to American Renal Holdings Associates, Inc.	$(8,178)	$(23,659)	$(18,657)	$(27,461)
Decrease in paid-in capital for the sales of noncontrolling interest	—	(5)	(1,328)	(836)
Increase (decrease) in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(7,590)	(4,950)	(7,540)	(5,953)
Net transfers to/from noncontrolling interests	$(7,590)	$(4,955)	$(8,868)	$(6,789)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(15,768)	$(28,614)	$(27,525)	$(34,250)

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

Refer to “Note 11 - Income Taxes” and “Note 16 - Certain Legal and Other Matters” for additional subsequent events identified.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). The 2018 Form 10-K restated certain of our prior financial statements and other financial information (the “Restatement”), including certain financial information for the three months ended June 30, 2018 included in this Form 10-Q. For additional information regarding the Restatement, its background and effects, see the 2018 Form 10-K, including the “Explanatory Note” at the beginning of such report..

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. As of June 30, 2019, we had developed 191 de novo clinics and 54 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
De novo clinics(1)	2	5	4	6
Acquired clinics(2)	2	—	2	—
Sold or merged clinics(3)	(2)	—	(2)	(1)
Net new clinics	2	5	4	5
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the three months ended June 30, 2019 and June 30, 2018, our development capital expenditures incurred in connection with our de novo clinic development were $4.2 million and $6.6 million, respectively, representing 2.0% and 3.2% of our patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2019	2	2	—	—	4
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2014 to June 30, 2019, we added 156 dialysis stations to our existing clinics, representing the equivalent of nearly nine de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Treatment Growth:	2019	2018	2019	2018
Non-acquired treatment growth(1)	5.1%	4.5%	4.5%	4.4%
Normalized non-acquired treatment growth(2)	5.6%	5.3%	5.5%	5.3%
Acquired treatment growth(3)	2.2%	1.1%	2.1%	1.0%
Total treatment growth	7.3%	5.6%	6.6%	5.4%
Normalized total treatment growth(2)	7.9%	6.3%	7.6%	6.3%
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

Sources of Payment of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS Transitional Drug Add-on Payment Adjustment (“TDAPA”) program, calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2018, 2017 and 2016, the Medicare ESRD PPS payment rates for our clinics were approximately $283, $248 and $247, respectively, per treatment. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019 was released on November 1, 2018 by CMS (the “2019 Final Rule”). The 2019 Final Rule includes a base rate of $235.27, representing a $2.90 increase from the 2018 base rate of $232.37. CMS has estimated that the 2019 Final Rule will result in an overall increase of payments to ESRD facilities of 1.6%.

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

The following table summarizes our percentage of patient service operating revenues by payor source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenues by Payor:	2019	2018	2019	2018
Medicare and Medicare Advantage	70%	66%	70%	66%
Commercial and other(1)	26%	29%	25%	30%
Medicaid and Managed Medicaid	4%	4%	4%	4%
Other(2)	—%	1%	1%	—%
	100%	100%	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Treatments by Payor:	2019	2018	2019	2018
Medicare and Medicare Advantage	80%	81%	80%	81%
Commercial and other(1)	12%	12%	12%	12%
Medicaid and Managed Medicaid	7%	6%	7%	6%
Other(2)	1%	1%	1%	1%
	100%	100%	100%	100%
_____________________________

(1)
Principally commercial insurance companies and also includes the VA. Treatments accounted for by Affordable Care Act (“ACA”)-compliant plans (“ACA plans”) were 0.7% for the three months ended June 30, 2019 and 1.0% for the three months ended June 30, 2018, and 0.7% and 1.0% for the six months ended June 30, 2019 and 2018, respectively. Treatments accounted for by VA plans were 2.8% and 2.5% in the three months ended June 30, 2019 and 2018, respectively, and 2.7% and 2.5% for the six months ended June 30, 2019 and 2018, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Data and Non-GAAP Financial Data:	2019	2018	2019	2018
Number of clinics (as of end of period)	245	233	245	233
Number of de novo clinics opened (during period)	2	5	4	6
Patients (as of end of period)	17,138	16,018	17,138	16,018
Number of treatments	614,844	572,929	1,206,209	1,131,865
Non-acquired treatment growth	5.1%	4.5%	4.5%	4.4%
Normalized non-acquired treatment growth(1)	5.6%	5.3%	5.5%	5.3%
Acquired treatment growth	2.2%	1.1%	2.1%	1.0%
Total treatment growth	7.3%	5.6%	6.6%	5.4%
Normalized total treatment growth(1)	7.9%	6.3%	7.6%	6.3%
Patient service operating revenues per treatment	$324	$359	$336	$347
Patient care costs per treatment	$251	$247	$250	$243
General and administrative expenses per treatment	$43	$46	$41	$46
Adjusted EBITDA (including noncontrolling interests)(2)	$37,622	$40,030	$56,833	$71,418
Adjusted EBITDA-NCI(2)	$24,304	$24,754	$38,181	$45,176
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

•	do not include income tax expense or benefits and other non-income-based taxes;

•	do not include transaction-related costs;

•	do not include change in fair value of income tax receivable agreement;

•	do not include costs related to certain legal and other matters;

•	do not include executive and management severance costs; and

•	do not reflect the gain or loss on sale or closure of clinics.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$5,140	$(8,383)	$(5)	$(1,219)
Add:
Stock-based compensation and related payroll taxes	853	1,678	2,292	5,931
Depreciation and amortization	10,299	9,814	20,365	19,437
Interest expense, net	11,541	8,136	20,291	15,593
Income tax expense (benefit) and other non-income-based tax(a)	861	(2,025)	1,653	(4,853)
Transaction-related costs	—	—	—	856
Change in fair value of income tax receivable agreement(b)	304	(1,736)	(1,378)	(715)
Certain legal and other matters(c)	8,381	32,546	13,672	36,649
Executive and management severance costs	243	—	455	—
Gain on sale or closure of clinics	—	—	(512)	(261)
Adjusted EBITDA (including noncontrolling interests)	$37,622	$40,030	$56,833	$71,418
Less: Net income attributable to noncontrolling interests	(13,318)	(15,276)	(18,652)	(26,242)
Adjusted EBITDA –NCI	$24,304	$24,754	$38,181	$45,176
_____________________________

(a)	Non-income-based tax includes franchise, gross receipts, and similar tax assessments.

(b)	See “Note 5 - Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

(c)
For the three months and six months ended June 30, 2019, includes $8.3 million and $13.1 million, respectively, relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K.

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

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•	the SEC Investigation and related Audit Committee examination and Restatement process (2019),

•	the United litigation and settlement (2018),

•	the securities and derivative litigation related to the foregoing (2018-2019), and

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

Results of Operations

Three Months Ended June 30, 2019 Compared With Three Months Ended June 30, 2018

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended June 30,		Increase (Decrease)
				Percentage
(in thousands)	2019	2018	Amount	Change
Patient service operating revenues	$213,252	$205,952	$7,300	3.5%
Operating expenses:
Patient care costs	153,016	141,468	11,548	8.2%
General and administrative	23,927	26,434	(2,507)	(9.5)%
Depreciation and amortization	10,299	9,814	485	4.9%
Certain legal and other matters	8,381	32,546	(24,165)	(74.2)%
Total operating expenses	195,623	210,262	(14,639)	(7.0)%
Operating income (loss)	17,629	(4,310)	21,939	NM
Interest expense, net	(11,541)	(8,136)	(3,405)	(41.9)%
Change in fair value of income tax receivable agreement	(304)	1,736	(2,040)	NM
Income (loss) before income taxes	5,784	(10,710)	16,494	NM
Income tax expense (benefit)	644	(2,327)	2,971	NM
Net income (loss)	5,140	(8,383)	13,523	NM
Less: Net income attributable to noncontrolling interests	(13,318)	(15,276)	1,958	12.8%
Net loss attributable to American Renal Associates Holdings, Inc.	$(8,178)	$(23,659)	$15,481	NM
_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended June 30, 2019 were $213.3 million, an increase of $7.3 million, or 3.5%, from $206.0 million for the three months ended June 30, 2018, which was primarily due to an increase of 7.3% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment rates. As a percentage of revenue by payor type, government-based and other payors accounted for 74% and 70%, respectively, of our revenues for the three months ended June 30, 2019 and 2018, respectively. Patient service operating revenues per treatment for the three months ended June 30, 2019 were $324 compared with $359 for the three months ended June 30, 2018.

Non-acquired treatment growth was 5.1% and acquired treatment growth was 2.2%. Normalized total treatment growth was 7.9% and normalized non-acquired treatment growth was 5.6% for the three months ended June 30, 2019. Patient service operating revenues relating to start-up clinics for the three months ended June 30, 2019 were $3.5 million, compared to $2.5 million for the three months ended June 30, 2018, an increase of $1.0 million due to the timing of opening and certification of de novo clinics, as described under “–Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2019 were $153.0 million, an increase of $11.5 million, or 8.2%, from $141.5 million for the three months ended June 30, 2018, which was primarily due to the 7.3% increase in the number of treatments. Patient care costs per treatment for the three months ended June 30, 2019 were $251, compared to $247 for the three months ended June 30, 2018.

As a percentage of patient service operating revenues, patient care costs were 71.8% for the three months ended June 30, 2019 compared to 68.7% for the three months ended June 30, 2018.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2019 were $23.9 million, a decrease of $2.5 million, or 9.5%, from $26.4 million for the three months ended June 30, 2018, which was primarily due to decreased travel and stock compensation expenses. General and administrative expenses per treatment for the three months ended June 30, 2019 were $43 compared to $46 for the three months ended June 30, 2018.

As a percentage of patient service operating revenues, general and administrative expenses were 11.2% for the three months ended June 30, 2019 compared to 12.8% for the three months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2019 was $10.3 million, compared to $9.8 million for the three months ended June 30, 2018. As a percentage of patient service operating revenues, depreciation and amortization expense was 4.8% for the three months ended June 30, 2019, compared to 4.8% for the three months ended June 30, 2018.

Certain legal and other matters. Certain legal and other matter costs for the three months ended June 30, 2019 were $8.4 million, compared to $32.5 million for the three months ended June 30, 2018. The three months ended June 30, 2019 include $8.3 million of expenses relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K. The three months ended June 30, 2018 include $29.6 million related to the United litigation settlement. See “—Components of Operations—Certain legal and other matters.”

Operating Income or Loss

Operating income for the three months ended June 30, 2019 was $17.6 million, an increase of $21.9 million, from an operating loss of $4.3 million for the three months ended June 30, 2018, which was primarily due to the factors described above under “–Operating Expenses.” For the three months ended June 30, 2019 and 2018, start-up clinics reduced operating income by $2.3 million and $3.1 million, respectively.

As a percentage of patient service operating revenues, operating income was 8.3% for the three months ended June 30, 2019, compared to (2.1)% for the three months ended June 30, 2018, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended June 30, 2019 was $11.5 million, and for the three months ended June 30, 2018 was $8.1 million, an increase of 41.9%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment as described in “–Liquidity and Capital Resources” below and higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended June 30, 2019 and 2018 was $(0.3) million and $1.7 million, respectively.

Income tax expense (benefit). The expense/provision for income taxes for the three months ended June 30, 2019 and June 30, 2018 represented an effective tax rate of 11.1% and 21.7%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the three months ended June 30, 2019 and 2018, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2019 was $13.3 million, representing a decrease of $2.0 million, or 12.8%, from $15.3 million for the three months ended June 30, 2018. The decrease was primarily due to increased patient care costs as described above, which led to decreased profitability in our joint ventures.

Six Months Ended June 30, 2019 Compared With Six Months Ended June 30, 2018

The following table summarizes our results of operations for the periods indicated.

	Six Months Ended June 30,		Increase (Decrease)
				Percentage
(in thousands)	2019	2018	Amount	Change
Patient service operating revenues	$405,014	$392,251	$12,763	3.3%
Operating expenses:
Patient care costs	301,197	275,545	25,652	9.3%
General and administrative	49,526	51,501	(1,975)	(3.8)%
Transaction-related costs	—	856	(856)	NM
Depreciation and amortization	20,365	19,437	928	4.8%
Certain legal and other matters	13,672	36,649	(22,977)	(62.7)%
Total operating expenses	384,760	383,988	772	0.2%
Operating income	20,254	8,263	11,991	NM
Interest expense, net	(20,291)	(15,593)	(4,698)	(30.1)%
Change in fair value of income tax receivable agreement	1,378	715	663	92.7%
Income (loss) before income taxes	1,341	(6,615)	7,956	NM
Income tax expense (benefit)	1,346	(5,396)	6,742	NM
Net (loss) income	(5)	(1,219)	1,214	NM
Less: Net income attributable to noncontrolling interests	(18,652)	(26,242)	7,590	28.9%
Net loss attributable to American Renal Associates Holdings, Inc.	$(18,657)	$(27,461)	$8,804	32.1%
___________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the six months ended June 30, 2019 were $405.0 million, an increase of $12.8 million, or 3.3%, from $392.3 million for the six months ended June 30, 2018, which was primarily due to an increase of 6.6% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment rates. As a percentage of revenue by payor type, government-based and other payors accounted for 75% and 70%, respectively, of our revenues for the six months ended June 30, 2019 and 2018. Patient service operating revenues per treatment for the six months ended June 30, 2019 was $336 compared with $347 for the six months ended June 30, 2018, a decrease of 3.2%.

Non-acquired treatment growth was 4.5% and acquired treatment growth was 2.1%. Patient service operating revenues relating to start-up clinics for the six months ended June 30, 2019 were $4.2 million, compared to $5.1 million for the six months ended June 30, 2018, a decrease of $0.9 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the six months ended June 30, 2019 were $301.2 million, an increase of $25.7 million, or 9.3%, from $275.5 million for the six months ended June 30, 2018, which was primarily due to an increase of 6.6% in the number of treatments and an increase in salary costs. Patient care costs per treatment for the six months ended June 30, 2019 were $250, compared to $243 for the six months ended June 30, 2018.

As a percentage of patient service operating revenues, patient care costs were 74.4% for the six months ended June 30, 2019, compared to 70.2% for the six months ended June 30, 2018.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2019 were $49.5 million, a decrease of $2.0 million, or 3.8%, from $51.5 million for the six months ended June 30, 2018, which was primarily due to decreased travel and stock compensation expenses. General and administrative expenses per treatment for the six months ended June 30, 2019 were $41, compared to $46 for the six months ended June 30, 2018.

As a percentage of patient service operating revenues, general and administrative expenses were 12.2% for the six months ended June 30, 2019, compared to 13.1% for the six months ended June 30, 2018.

Transaction-related costs. Transaction-related costs for the six months ended June 30, 2018 were $0.9 million. These costs represent costs associated with our registration statement on Form S-3 and the withdrawn secondary offering. They include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense for the six months ended June 30, 2019 was $20.4 million, compared to $19.4 million for the six months ended June 30, 2018. As a percentage of patient service operating revenues, depreciation and amortization expense was 5.0% for the six months ended June 30, 2019, compared to 5.0% for the six months ended June 30, 2018.

Certain legal and other matters. Certain legal and other matter costs for the six months ended June 30, 2019 were $13.7 million, compared to $36.6 million for the six months ended June 30, 2018. The six months ended June 30, 2019 include $13.1 million of expenses relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K. The six months ended June 30, 2018 include $29.6 million related to the United litigation settlement. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the six months ended June 30, 2019 was $20.3 million, an increase of $12.0 million, or 145.1%, from $8.3 million for the six months ended June 30, 2018, which was primarily due to the United settlement described under “Note 16 - Certain Legal and Other Matters,” partially offset by the factors described above under “ – Operating Expenses.” For the six months ended June 30, 2019 and 2018, start-up clinics reduced operating income by $4.2 million and $5.8 million, respectively.

As a percentage of patient service operating revenues, operating income was 5.0% for the six months ended June 30, 2019, compared to 2.1% for the six months ended June 30, 2018, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the six months ended June 30, 2019 was $20.3 million, and for the six months ended June 30, 2018 was $15.6 million, an increase of 30.1%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment as described in “–Liquidity and Capital Resources” below and higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the six months ended June 30, 2019 and 2018 was a decrease of $1.4 million and $0.7 million, respectively.

Income tax expense (benefit). The provision/benefit for income taxes for the six months ended June 30, 2019 and June 30, 2018 represented an effective tax rate of 100.4% and 81.6%, respectively. The variation from the statutory federal rate of 21% and 35% on our share of pre-tax income during the six months ended June 30, 2019 and 2018, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2019 was $18.7 million, representing a decrease of $7.6 million, or 28.9%, from $26.2 million for the six months ended June 30, 2018. The decrease was primarily due to increased patient care costs as described above which led to decreased profitability in our joint ventures, partially offset by the decrease in certain legal and other matters.

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

In addition to our typical requirements for operating capital and capital expenditures, in the six months ended June 30, 2019, our expenses for professional accounting, consulting and legal fees have significantly increased as a result of the Restatement of our financial statements, the SEC Investigation, private litigation, the amendment of our Credit Agreement (as defined below) and our third-party clinic-level debt resulting from the Restatement and in-process remediation of material weaknesses in our internal control over financial reporting, as discussed in our 2018 Form 10-K. For the six months ended June 30, 2019, we incurred approximately $16 million in professional accounting, consulting and legal fees related to these matters. During the remainder of 2019, we believe it likely that we will continue to incur substantial fees for these services in connection with our financial statement preparation, defense of the private litigation, cooperation with the SEC investigation and other matters. The time and expense of the Restatement have caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Six Months Ended June 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$7,748	$58,479
Net cash used in investing activities	(17,459)	(15,918)
Net cash provided by (used in) financing activities	24,497	(44,679)
Net increase (decrease) in cash and restricted cash	$14,786	$(2,118)

Cash Flows from Operations

Net cash provided by operating activities for the six months ended June 30, 2019 was $7.7 million compared to $58.5 million for the same period in 2018, a decrease of $50.7 million, or 86.8%, primarily attributable to a decrease in net income adjusted for non-cash expenses and the timing of working capital fluctuations. Specifically, the six-months ended June 30, 2018 included a $19.6 million accrual for the United legal settlement and the six months ended June 30, 2019 include a $6.0 million fee paid in connection with the April 2019 Amendment of the 2017 Credit Agreement (defined below).

Days sales outstanding was 47 days as of June 30, 2019 compared to 47 days as of June 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 was $17.5 million compared to $15.9 million for the same period in 2018, an increase of $1.5 million, or 9.7%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $24.5 million compared to $44.7 million net cash used in financing activities for the same period in 2018, a decrease of $69.2 million largely due to the change in proceeds from term loans net of payments on long-term debt, which were $50.5 million for the six months ended June 30, 2019 compared to a net outlay of $4.3 million for the same period in 2018. Our distributions to our partners were $21.6 million for the six months ended June 30, 2019 compared to $34.2 million for the same period in 2018. Additionally, our purchases of equity of noncontrolling interests in existing clinics were $8.0 million for the six months ended June 30, 2019 compared to $8.6 million for the same period in 2018 and our contributions from noncontrolling interests were $3.9 million for the six months ended June 30, 2019 compared to $2.5 million for the same period in 2018.

Capital Expenditures

For the six months ended June 30, 2019 and 2018, we made capital expenditures of $14.2 million and $18.4 million, respectively, of which $11.1 million and $13.5 million were development capital expenditures, respectively, primarily incurred in connection with de novo clinic development, and $3.1 million and $4.9 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2019, we expect to spend approximately 2% to 2.5% of total annual patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual patient service operating revenues on other capital expenditures.

Debt Facilities

As of June 30, 2019, we had outstanding $623.7 million in aggregate principal amount of indebtedness, with an additional $30.5 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) (and no outstanding letters of credit). Our outstanding indebtedness included $431.2 million of term B loans under our 2017 Credit Agreement, $69.5 million of borrowings under our 2017 Revolving Credit Facility and $1.8 million of other corporate debt as of June 30, 2019. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $112.0 million as of June 30, 2019 with maturities ranging from July 2019 to June 2026 and interest rates ranging from 3.31% to 7.68%, and $6.6 million of finance lease obligations. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $2.7 million as of June 30, 2019 with maturities ranging from July 2019 to July 2020 and interest rates ranging from 4.25% to 8.08%. See Note 9 - Debt of the notes to the consolidated financial statements for further information about our debt and Note 14 - Related Party Transactions of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

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
For the period from April 26, 2019 until the date of filing of our Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of June 30, 2019, the interest payable quarterly was 7.90%.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $69.5 million of borrowings outstanding under the 2017 Revolving Credit Facility as of June 30, 2019 which had an interest rate of 7.65%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries and, as of June 30, 2019, was 0.50%. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As a result of the Restatement and related matters, as of June 30, 2019, ARH was not in compliance with all of these covenants, which non-compliance was waived for the period specified in the Amendment. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following to the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of June 30, 2019, we were in compliance with the applicable consolidated net leverage ratio.

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
Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and our material weaknesses, we failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. We obtained individual waivers or forbearances from for the Assigned Clinic Loans and substantially all of our third-party clinic lenders, and continue to seek waivers or forbearances from the remaining lenders. As of June 30, 2019, the total balance of clinic-level debt for which the Company had not obtained waivers through the date of issuance of these consolidated financial statements was $3.2 million, all of which is presented within Current portion of long-term debt.

Contractual Obligations and Commitments
The following is a summary of contractual obligations and commitments as of June 30, 2019 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$114,670	$22,506	$56,862	$24,895	$10,407
2017 Credit Agreement loans(1)	500,700	6,600	17,600	87,100	389,400
Other corporate debt	1,752	295	1,240	217	—
Operating leases(2)	194,434	30,787	56,931	43,805	62,911
Finance leases(3)	14,597	1,064	2,405	2,483	8,645
Interest payments(4)	166,689	35,906	69,007	61,644	132
Purchase obligation(5)	195,000	72,000	107,000	16,000	—
Total	$1,187,842	$169,158	$311,045	$236,144	$471,495
_____________________________

(1)
Includes the Term B Loan Facility which bears interest at a variable rate, with principal payments of $1.1 million through December 31, 2019 and $2.2 million quarter thereafter and interest payments due quarterly, and the Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $69.5 million.

(2)
Net of estimated sublease proceeds of approximately $1.5 million per year from 2019 through 2022 and approximately $4.3 million in the aggregate thereafter and includes $12.4 million related to options to extend lease terms that are reasonably certain of being exercised.

(3)	Includes $4.2 million related to options to extend lease terms that are reasonably certain of being exercised.

(4)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of June 30, 2019.

(5)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.

Put Obligations

We also have potential obligations with respect to some of our non-wholly owned subsidiaries in the form of put provisions, which are exercisable at our nephrologist partners’ future discretion at certain time periods (“time-based puts”). Additionally, we have certain agreements with put provisions that are exercisable upon the occurrence of certain events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the six months ended June 30, 2019. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 8 - Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited consolidated financial statements for discussion of these put provisions. The table below summarizes our potential obligations as of June 30, 2019.

Noncontrolling interest subject to put provisions (dollars in thousands)	June 30, 2019
Time-based puts	$93,116
Event-based puts	31,380
Total Obligation	$124,496

As of June 30, 2019, $47.1 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of June 30, 2019 and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2019 were exercised on July 1, 2019 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2019	52,540
2020	17,505
2021	9,006
2022	7,326
2023	3,128
Thereafter	3,611
Total	$93,116

The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by nephrologist partners which, if successful, could cause an increase to the amount we owe. As of June 30, 2019, we had recorded liabilities of approximately $93.1 million for all existing time-based puts, of which we have estimated approximately $10.2 million were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The nephrologist partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of June 30, 2019 a future payment will be due upon vesting totaling $1.4 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2018 is estimated to be $10.0 million as of June 30, 2019.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Statement of Operations for the six months ended June 30, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018 and the second installment in the amount of $8.0 million on August 1, 2019, and expect to pay $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. As of June 30, 2019, $7.6 million is classified as Accrued expenses and other current liabilities and $12.0 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
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

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of June 30, 2019, we had $69.5 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of June 30, 2019, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of June 30, 2019, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2019. Management based its conclusion on the fact that the material weaknesses in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2018, as disclosed in our 2018 Form 10-K, had not been remediated at June 30, 2019. For a description of the material weaknesses, see Part II, Item 9A in the 2018 Form 10-K.

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

•	To assist in the restatement activities and related matters, we augmented our personnel with qualified consulting services which will continue as long as necessary.

•	Initiatives are in process to redesign our internal control over financial reporting to formalize enhanced communication around revenue recognition, accounts receivable and income taxes; and

•	We expect to provide training to employees across our entire Company regarding the importance of integrity, accountability, communication and compliance with accounting policies and procedures.
Control Activities

•	Revenue, Accounts Receivable and Amounts due to Payors

•
We have implemented and continue to implement measures to strengthen internal controls, including: (i) commencing the evaluation and establishment of policies, procedures and analytical tools, including certain controls, to ensure that revenues, accounts receivable, contractual allowances and amounts due to payors are appropriately valued, (ii) ensuring a complete and accurate reconciliation of accounts receivable and amounts due to payors with subsequent cash receipts, (iii) developing more comprehensive and thorough analyses over the establishment of contractual allowances and reserves for uncollectible accounts, (iv) developing procedures to analyze the accounts receivable sub-ledger for over- and under-payments, and (v) establishing comprehensive and clear processes and controls to improve the completeness, accuracy and timeliness of billing.

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
(c) Changes in Internal Control over Financial Reporting.

Other than the changes described above under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting and Status” that occurred during the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Except as described below, there have been no material developments in our legal proceedings during the quarter ended June 30, 2019. For previously reported information about our legal proceedings, refer to “Part I. Item 3. Legal Proceedings” in our 2018 Form 10-K.

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

10.1
Amendment No. 1, dated as of April 26, 2019, to Credit Agreement, dated as of June 22, 2017, by and among American Renal Holdings Inc., American Renal Intermediate Company, LLC, the lenders party thereto; SunTrust Bank, as Administrative Agent, Swingline Lender, and L/C Issuer; SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as Co-Syndication Agents; and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2019),

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