Form 10-Q
period 2019-09-30
American Renal Associates Holdings, Inc.
filed 2019-11-05
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2019 there were 32,608,487 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This Form 10-Q also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Form 10-Q. These risks and uncertainties include those described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, and in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, changes in underlying factors, future events or otherwise.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Cash	$60,190	$55,200
Accounts receivable, less allowance for doubtful accounts of $1,458 and $3,270, respectively	103,358	99,526
Inventories	7,997	11,433
Prepaid expenses and other current assets	27,026	28,127
Income tax receivable	572	—
Current assets held for sale	13,292	577
Total current assets	212,435	194,863
Property and equipment, net of accumulated depreciation of $215,549 and $199,703, respectively	156,210	180,268
Operating lease right-of-use assets (Note 10)	139,456	—
Intangible assets, net of accumulated amortization of $24,872 and $24,206, respectively	24,695	24,628
Other long-term assets	9,067	14,745
Goodwill	576,082	571,339
Total assets	$1,117,945	$985,843

Liabilities and Equity
Accounts payable	$58,054	$59,082
Accrued compensation and benefits	37,642	34,587
Accrued expenses and other current liabilities	51,914	61,116
Current portion of long-term debt	41,430	42,855
Current portion of operating lease liabilities (Note 10)	22,222	—
Total current liabilities	211,262	197,640
Long-term debt, less current portion	551,999	517,511
Long-term operating lease liabilities, less current portion (Note 10)	129,460	—
Income tax receivable agreement payable	1,719	3,700
Other long-term liabilities	6,036	24,813
Deferred tax liabilities	8,374	3,169
Total liabilities	908,850	746,833
Commitments and contingencies (Note 15 and Note 16)
Noncontrolling interests subject to put provisions	124,418	129,099
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,559,776 and 32,603,846 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	197	196
Additional paid-in capital	104,671	105,715
Receivable from noncontrolling interests	(498)	(506)
Accumulated deficit	(178,331)	(164,451)
Accumulated other comprehensive (loss) income, net of tax	(1,801)	76
Total American Renal Associates Holdings, Inc. deficit	(75,762)	(58,970)
Noncontrolling interests not subject to put provisions	160,439	168,881
Total equity	84,677	109,911
Total liabilities and equity	$1,117,945	$985,843
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Patient service operating revenues	$211,429	$205,719	$616,443	$597,970
Operating expenses:
Patient care costs	154,588	145,939	455,785	421,484
General and administrative	18,783	24,619	68,309	76,120
Transaction-related costs (Note 1)	—	—	—	856
Depreciation and amortization	10,220	10,023	30,585	29,460
Certain legal and other matters (Note 16)	9,634	1,028	23,306	37,677
Total operating expenses	193,225	181,609	577,985	565,597
Operating income	18,204	24,110	38,458	32,373
Interest expense, net	(12,242)	(8,242)	(32,533)	(23,835)
Change in fair value of income tax receivable agreement	(30)	(3,480)	1,348	(2,765)
Income before income taxes	5,932	12,388	7,273	5,773
Income tax benefit	(11,095)	(124)	(9,749)	(5,520)
Net income	17,027	12,512	17,022	11,293
Less: Net income attributable to noncontrolling interests	(12,250)	(13,246)	(30,902)	(39,488)
Net income (loss) attributable to American Renal Associates Holdings, Inc.	4,777	(734)	(13,880)	(28,195)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(1,161)	(580)	(877)	(1,331)
Net income (loss) attributable to common shareholders	$3,616	$(1,314)	$(14,757)	$(29,526)

Earnings (loss) per share (Note 13):
Basic	$0.11	$(0.04)	$(0.46)	$(0.93)
Diluted	$0.11	$(0.04)	$(0.46)	$(0.93)
Weighted-average number of common shares outstanding
Basic	32,281,818	32,005,544	32,248,791	31,912,934
Diluted	33,618,723	32,005,544	32,248,791	31,912,934

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$17,027	$12,512	$17,022	$11,293
Unrealized (loss) gain on derivative agreements, net of tax	(68)	427	(1,877)	2,545
Total comprehensive income	16,959	12,939	15,145	13,838
Less: Comprehensive income attributable to noncontrolling interests	(12,250)	(13,246)	(30,902)	(39,488)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$4,709	$(307)	$(15,757)	$(25,650)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended September 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at June 30, 2019	$124,496	32,560,043	$197	$103,282	$(120)	$(183,108)	$(1,733)	$(81,482)	$170,235
Net income	3,372	—	—		—	4,777	—	4,777	8,878
Stock-based compensation	—	—	—	979	—	—	—	979	—
Exercise of stock options	—	13,938	—	(14)	—	—	—	(14)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(11)	—	—	—	(11)	—
Forfeiture of restricted stock awards	—	(11,438)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(2,767)	—	(24)	—	—	—	(24)	—
Distributions to noncontrolling interests	(4,317)	—	—	—	—	—	—	—	(14,303)
Contributions from noncontrolling interests	307	—	—	—	(378)	—	—	(378)	820
Purchases of equity of noncontrolling interests	4	—	—	(513)	—	—	—	(513)	—
Redemptions of equity of noncontrolling interests	(2,309)	—	—	3,925	—	—	—	3,925	(5,279)
Reclassification/other adjustments	(88)	—	—	—	—	—	—	—	88
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(68)	(68)	—
Change in fair value of noncontrolling interests	2,953	—	—	(2,953)	—	—	—	(2,953)	—
Balance at September 30, 2019	$124,418	32,559,776	$197	$104,671	$(498)	$(178,331)	$(1,801)	$(75,762)	$160,439

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Nine Months Ended September 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income (loss)	7,372	—	—		—	(13,880)	—	(13,880)	23,530
Stock-based compensation	—	—	—	3,230	—	—	—	3,230	—
Exercise of stock options	—	22,745	—	53	—	—	—	53	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(38)	—	—	—	(38)	—
Forfeiture of restricted stock awards	—	(31,894)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(34,921)	1	(363)	—	—	—	(362)	—
Distributions to noncontrolling interests	(9,948)	—	—	—	—	—	—	—	(30,301)
Contributions from noncontrolling interests	1,650	—	—	—	8	—	—	8	7,681
Purchases of equity of noncontrolling interests	172	—	—	(8,053)	—	—	—	(8,053)	(623)
Redemptions of equity of noncontrolling interests	(2,309)	—	—	2,597	—	—	—	2,597	(8,817)
Reclassification/other adjustments	(88)	—	—	—	—	—	—	—	88
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,877)	(1,877)	—
Change in fair value of noncontrolling interests	(1,530)	—	—	1,530	—	—	—	1,530	—
Balance at September 30, 2019	$124,418	32,559,776	$197	$104,671	$(498)	$(178,331)	$(1,801)	$(75,762)	$160,439

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended September 30, 2018
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance at June 30, 2018	$140,737	32,458,837	$195	$93,339	$(477)	$(163,145)	$1,013	$(69,075)	$173,228
Net income (loss)	3,875	—	—	—	—	(734)	—	(734)	9,371
Stock-based compensation	—	—	—	1,247	—	—	—	1,247	—
Exercise of stock options	—	119,633	—	761	—	—	—	761	—
Issuance of restricted stock awards	—	8,567	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(69,663)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(2,597)	—	(54)	—	—	—	(54)	—
Cash dividend equivalents accrued on share-based payments, net	—	—	—	(23)	—	—	—	(23)	—
Distributions to noncontrolling interests	(6,095)	—	—	—	—	—	—	—	(14,847)
Contributions from noncontrolling interests	709	—	—	—	(863)	—	—	(863)	1,279
Purchases of equity of noncontrolling interests	—	—	—	(128)	—	—	—	(128)	—
Redemptions of equity of noncontrolling interests	166	—	—	(76)	—	—	—	(76)	(4)
Reclassification/other adjustments	(5)	—	—	—	—	1	—	1	5
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	427	427	—
Change in fair value of noncontrolling interests	1,849	—	—	(1,849)	—	—	—	(1,849)	—
Balance at September 30, 2018	$141,236	32,514,777	$195	$93,217	$(1,340)	$(163,878)	$1,440	$(70,366)	$169,032

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Nine Months Ended September 30, 2018
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance at December 31, 2017	$130,438	32,034,439	$193	$99,098	$(358)	$(135,898)	$(891)	$(37,856)	$187,698
Net income (loss)	11,348	—	—	—	—	(28,195)	—	(28,195)	28,140
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock-based compensation	—	—	—	4,174	—	—	—	4,174	—
Exercise of stock options	—	212,383	2	1,155	—	—	—	1,157	—
Issuance of restricted stock awards	—	357,275	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(70,382)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(18,938)	—	(421)	—	—	—	(421)	—
Cash dividend equivalents accrual reduction on share-based payments, net	—	—	—	494	—	—	—	494	—
Distributions to noncontrolling interests	(16,692)	—	—	—	—	—	—	—	(38,439)
Contributions from noncontrolling interests	1,385	—	—	—	(982)	—	—	(982)	3,242
Purchases of equity of noncontrolling interests	(1,062)	—	—	(6,081)	—	—	—	(6,081)	(1,586)
Redemptions of equity of noncontrolling interests	166	—	—	(912)	—	—	—	(912)	1,340
Reclassification/other adjustments	11,363	—	—	—	—	1	—	1	(11,363)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	2,545	2,545	—
Change in fair value of noncontrolling interests	4,290	—	—	(4,290)	—	—	—	(4,290)	—
Balance at September 30, 2018	$141,236	32,514,777	$195	$93,217	$(1,340)	$(163,878)	$1,440	$(70,366)	$169,032

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Nine Months Ended September 30,
Operating activities	2019	2018
Net income	$17,022	$11,293
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,585	29,460
Amortization of discounts, fees and deferred financing costs	2,078	1,384
Stock-based compensation	3,230	4,174
Deferred taxes	5,492	(5,884)
Change in fair value of income tax receivable agreement	(1,348)	2,765
Non-cash charge related to derivative agreements	4	18
Non-cash rent charges	—	400
(Gain) loss on disposal of assets	(681)	81
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,832)	13,965
Inventories	3,533	(1,716)
Prepaid expenses and other current assets	(213)	7,261
Other assets	4,632	(7,291)
Right-of-use assets and operating lease liabilities	(2,420)	—
Accounts payable	(1,028)	20,602
Accrued compensation and benefits	3,055	5,673
Accrued expenses and other liabilities	(25,006)	1,686
Cash provided by operating activities	35,103	83,871
Investing activities
Purchases of property, equipment and intangible assets	(17,905)	(29,074)
Proceeds from sale of clinics	6,300	2,502
Cash paid for acquisitions	(6,590)	—
Cash used in investing activities	(18,195)	(26,572)
Financing activities
Proceeds from term loans, net of deferred financing costs	73,387	52,576
Payments on long-term debt	(40,983)	(59,903)
Dividends and dividend equivalents paid	(44)	(320)
Proceeds from exercise of stock options	53	1,157
Repurchase of vested restricted stock awards withheld on net share settlement	(362)	(421)
Distributions to noncontrolling interests	(40,249)	(55,131)
Contributions from noncontrolling interests	4,684	3,645
Purchases of equity of noncontrolling interests	(8,504)	(8,729)
Sales of additional noncontrolling interests	—	178
Cash used in financing activities	(12,018)	(66,948)

Increase (decrease) in cash and restricted cash	4,890	(9,649)
Cash and restricted cash at beginning of period	55,300	71,611
Cash and restricted cash at end of period (Note 3)	$60,190	$61,962

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,005	$2,152
Cash paid for interest	25,420	22,221

Supplemental Disclosure of Non-Cash Financing Activities
Change in liability accrued for dividend equivalent payments	38	(494)
Non-cash equity impacts of the sale or closure of clinics	(8,529)	594
Non-cash equity contributions	4,655	—
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of September 30, 2019, the Company owned and operated 244 dialysis clinics treating 17,159 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Substantially all clinics are maintained as separate joint ventures (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provide the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company’s wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to Note 7 - Variable Interest Entities.

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited consolidated financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2018 (“Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

As of December 31, 2018, certain clinics in Maryland met the criteria to be classified as held for sale and the Company concluded that there was no impairment for these assets. The sale of these clinics was executed on July 1, 2019. As of September 30, 2019, certain clinics in Pennsylvania and other property and equipment met the criteria as held for sale and the Company determined that there was a combined impairment loss of $675 and $945 for the three months and nine months ended September 30, 2019, respectively, which is included in Depreciation and amortization on the Consolidated Statement of Operations. The Company classified the combined carrying value of all assets that meet the criteria of held for sale of $13,292 as of September 30, 2019 to Current assets held for sale on the Consolidated Balance Sheets.

Accounting Pronouncements Recently Adopted

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Accounting Pronouncements to be Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for public entities for fiscal years beginning after December 15, 2019, with early adoption permitted. FASB has issued a proposed ASU which would change the effective date for smaller reporting companies to January 2023. The Company is still evaluating certain aspects of this ASU as well as the impacts it may have on its consolidated financial statements and related disclosures.

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
The Company maintains a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments which result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimates of implicit price concessions based on its historical collection experience with each payor, and where no prior experience exists, it considers information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.
Contractual and other adjustments as well as discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, the Company considers previous payment history when recording a reserve, generally at the patient level, that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.
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
Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2019 were immaterial for the three and nine months ended September 30, 2019. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.
Amounts pending approval from third-party payors associated with Medicare recovery claims as of September 30, 2019 and December 31, 2018, other than standard monthly billing, consisted of $14,347 and $15,820, respectively. As of September 30, 2019, $13,879 is classified as Prepaid expenses and other current assets and $468 is classified as Other long-term assets. As of December 31, 2018, $10,622 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets.
The composition of patient care service revenue by payment source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenues by Payor:	2019	2018	2019	2018
Medicare and Medicare Advantage	70%	68%	68%	67%
Commercial and other(1)	26%	28%	28%	29%
Medicaid and Managed Medicaid	4%	4%	4%	4%
Other(2)	—%	—%	—%	—%
	100%	100%	100%	100%
_____________________

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other payments of revenues by payor include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

3. CASH

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet to the total shown in the statement of cash flows.

	September 30, 2019	December 31, 2018
Cash	$60,190	$55,200
Restricted cash	—	100
Total cash and restricted cash shown in the statement of cash flows	$60,190	$55,300

Restricted cash included in other long-term assets on the Consolidated Balance Sheet as of December 31, 2018 represents those amounts required to be set aside by contractual agreement with a financial institution.

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

The consideration transferred, on a combined basis for all acquisitions consummated during the nine months ended September 30, 2019, was as follows:

Cash	$6,590
Equity interests	4,655
Fair value of total consideration transferred	$11,245

The amounts recognized as of the acquisition date, on a combined basis for all acquisitions consummated during the nine months ended September 30, 2019, for each major class of assets acquired and liabilities assumed were allocated preliminarily based on the estimated fair value, as follows:

Property and equipment	$1,232
Noncompete agreements	660
Goodwill	9,108
Other assets	245
Total consideration paid	$11,245

     These acquisitions were made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, with $4,774 of the goodwill expected to be deductible for tax purposes. These acquisitions, individually and in the aggregate, had an immaterial impact on the results of operations in this period.

Divestitures
The Company periodically divests the operating assets and liabilities of dialysis centers. The results of operations for these divestitures are included in the Company’s Consolidated Statements of Operations through their respective sale consummation dates.
On March 1, 2019, the Company sold 100% of its equity in two dialysis clinics in Florida and received combined cash consideration of $3,300. The transactions resulted in the recognition of a combined gain of $512, which is included as a reduction to general and administrative expenses to arrive at operating income in the Consolidated Statements of Operations for the nine months ended September 30, 2019 and a reduction of goodwill of $2,210.
On July 1, 2019, the Company sold 100% of its equity in two dialysis clinics in Maryland and received combined cash consideration of $3,000. The transactions resulted in the recognition of a combined gain of $264, which is included as a reduction to general and administrative expenses to arrive at operating income in the Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and a reduction of goodwill of $2,155.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Goodwill
     Changes in goodwill during the nine months ended September 30, 2019 were as follows:

Balance at December 31, 2018	$571,339
Acquisitions	9,108
Divestitures	(4,365)
Balance at September 30, 2019	$576,082

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at September 30, 2019.

Derivative agreements—See “Note 9 - Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company’s income tax receivable agreement, entered into on April 26, 2016 in connection with the Company’s initial public offering (“TRA”), relies upon both Level 2 data and Level 3 data. The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company’s stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. See “Note 14 - Related Party Transactions” for further discussion of the TRA.

Noncontrolling interests subject to put provisions—See “Note 8 - Noncontrolling Interests Subject to Put Provisions”
for a discussion of the Company’s methodology for estimating fair value of noncontrolling interest subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the nine months ended September 30, 2019 and the year ended December 31, 2018.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$62	$—	$62	$—
Total Assets	$62	$—	$62	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable with a portion included in Accrued expenses and other current liabilities)	$2,000	$—	$—	$2,000
Interest rate swap agreement (included in Accrued expense and other current liabilities)	706	—	706	—
Interest rate swap agreement (included in Other long-term liabilities)	864	—	864	—
Total Liabilities	$3,570	$—	$1,570	$2,000
Temporary Equity
Noncontrolling interests subject to put provisions	$124,418	$—	$—	$124,418

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$836	$—	$836	$—
Interest rate derivative agreements (included in Other long-term assets)	395	—	395	—
Total Assets	$1,231	$—	$1,231	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,700	$—	$—	$3,700
Total Liabilities	$3,700	$—	$—	$3,700
Temporary Equity
Noncontrolling interests subject to put provisions	$129,099	$—	$—	$129,099

The following table provides the fair value rollforward for the nine months ended September 30, 2019 for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2018	$3,700
Options exercised and dividend equivalent payment vesting	(352)
Total realized/unrealized losses:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(1,348)
Balance at September 30, 2019	$2,000

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 9 - Debt” to be $420,423 as of September 30, 2019, compared to a carrying value of $430,100. As of December 31, 2018, the Company estimated the fair value of the first lien term loans to be $424,732 compared to the carrying value of $433,400.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	September 30, 2019	December 31, 2018
Accrued compensation	$22,999	$22,480
Accrued vacation pay	14,643	12,107
	$37,642	$34,587

Accrued expenses and other current liabilities consist of the following:

	September 30, 2019	December 31, 2018
Due to payors	$28,538	$26,659
Other	16,494	13,198
Accrued settlement (Note 16)	6,882	7,641
Income tax payable	—	13,618
	$51,914	$61,116

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

Under GAAP, VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses. The analysis upon which these consolidation determinations rest is complex, involves uncertainties, and requires significant judgment on various matters, some of which could be subject to different interpretations.

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of September 30, 2019, these consolidated financial statements include total assets of these VIEs of $18,431 and total liabilities of these VIEs of $10,852.

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

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company is party to agreements which contain put provisions which require the Company to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion within specified periods and in certain cases are exercisable upon the occurrence of specific events, including the sale of all or substantially all of the Company’s assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO, of which some were exercised during the nine months ended September 30, 2019. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the noncontrolling interests subject to put provisions is reported at the greater of the carrying value or estimated fair value for accounting purposes, while some of the noncontrolling interests subject to put provisions is stated at the contractual estimated fair value, as outlined in each specific put provision (“redemption value”). The put rights of such noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3.

The fair value of the noncontrolling interests subject to these put provisions is estimated using the income, market and asset based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital (13.50% - 20.00%) to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses.

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of September 30, 2019 and December 31, 2018 is set forth below:

	September 30, 2019	December 31, 2018
Redemption value	$10,159	$11,221
Estimated fair values for accounting purposes	1,625	2,672
Difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	$8,534	$8,549

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	September 30, 2019	December 31, 2018
Noncontrolling interest subject to put provisions stated at estimated fair values for accounting purposes	$115,884	$120,550
Difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	8,534	8,549
Noncontrolling interests subject to put provisions stated at maximum redemption value	$124,418	$129,099

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Change in estimated fair values for accounting purposes	$1,792	$1,269	$(2,407)	$2,959
Change in the difference between the redemption value and estimated fair values for accounting purposes of the related noncontrolling interests	1,161	580	877	1,331
Total change in fair values of noncontrolling interests subject to put provisions stated at maximum redemption	$2,953	$1,849	$(1,530)	$4,290

9. DEBT

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
2017 Credit Agreement - Term B Loan Facility	$430,100	$433,400
2017 Credit Agreement - Revolving Credit Facility	64,500	5,500
Assigned Clinic Loans due to Term Loan Holdings	1,664	5,078
Other Term Loans	96,760	113,866
Other Lines of Credit	5,542	1,849
Finance Lease Obligations	6,512	6,706
Other	1,605	2,040
	606,683	568,439
Less: discounts and fees, net of accumulated amortization	(13,254)	(8,073)
Less: current maturities	(41,430)	(42,855)
	$551,999	$517,511

Scheduled maturities of long-term debt as of September 30, 2019 are as follows:

2019 (remainder)	$16,285
2020	43,168
2021	31,560
2022	87,694
2023	19,298
Thereafter	408,678
$606,683

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

During the nine months ended September 30, 2019, the Company made mandatory principal payments of $3,300 under the 2017 Credit Agreement (as defined below).

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

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of September 30, 2019, ARH is in compliance with these covenants.

2017 Term B Loan Facility

The term B loans under the 2017 Term B Loan Facility bear interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0%, plus an applicable margin of 2.25%, (collectively, the “ABR Rate”) or (b) LIBOR, adjusted for changes in Eurodollar reserves, plus a margin of 3.25%. As of September 30, 2019, interest payable quarterly was 7.61% per annum. The 2017 Term B Loan Facility matures in June 2024.

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of September 30, 2019 or during the nine months ended September 30, 2019.

ARH is required to make principal payments under the 2017 Term B Loan Facility in equal quarterly installments of $1,100 through December 31, 2019, then increasing to $2,200 quarterly installments beginning January 1, 2020 as discussed in the following section titled “Amendments and Waivers Related to Credit Agreement.”

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of September 30, 2019, the fee was 0.50%. There were $64,500 of borrowings outstanding under the 2017 Revolving Credit Facility as of September 30, 2019, which had an interest rate of 6.34%.
Amendments and Waivers Related to Credit Agreement
On April 26, 2019, ARH entered into an amendment (the “Amendment”) to the 2017 Credit Agreement, waiving certain actual or potential defaults and amending certain covenants and other provisions. Among other things, the waiver addressed actual or potential defaults that may have resulted from the Company’s failure to (i) satisfy the maximum consolidated net leverage ratio when required, and (ii) deliver when required certain prior period financial information prepared in accordance with GAAP. In connection with the Amendment, the Company paid $6,021 of fees during the quarter ended June 30, 2019 and agreed to increase the interest rate on borrowings under the 2017 Credit Agreement.
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
For the period from April 26, 2019 until September 4, 2019, the date on which ARH delivered the consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans, and 5.00% for Eurodollar rate loans.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%, instead of pricing each such margin off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. From and after the Covenant Reversion Date, any outstanding loans under the revolving credit facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $64,500 of borrowings outstanding under the 2017 Revolving Credit Facility as of September 30, 2019, which had an interest rate of 6.34%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The 2017 Credit Agreement contains customary events of default, the occurrence which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of September 30, 2019, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6:00:1:00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment, a maximum consolidated net leverage ratio maintenance financial covenant of 7:00:1:00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of September 30, 2019, the Company was in compliance with the applicable consolidated net leverage ratio.
The Amendment also waived any default or events of default that may have resulted from ARH underpaying any interest payments or letter of credit fees based on the application of a lower applicable rate due to the delivery, prior to the effective date of the Amendment, of inaccurate financial statements if such inaccuracy arose out of the Inaccurate Matters (as defined below). ARH paid accrued interest and letter of credit fees that were ultimately determined to be payable but for such lower applicable rate. The Amendment waived inaccuracies of certain representations and warranties previously made to the extent that the inaccuracies were a result of (i) inaccuracies or errors in financial reporting, accounting and related metrics described in the Current Report on Form 8-K filed by ARAH with the Securities and Exchange Commission on March 27, 2019 (the “March 27 Form 8-K”) or otherwise identified pursuant to, or as a result of, the review of the audit committee of the board of directors of ARAH described in the March 27 Form 8-K, and (ii) any weaknesses in internal control over financial reporting related to the foregoing (together, the “Inaccurate Matters”).
The Company’s clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the restatement of certain of the Company’s prior financial statements and other financial information (the “Restatement”) and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all of its third-party clinic lenders. As of September 30, 2019, the total balance of clinic-level debt for which the Company had not obtained waivers through the date of issuance of these consolidated financial statements was $2,773, all of which is presented within Current portion of long-term debt.
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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of September 30, 2019, the instruments were perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended September 30, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Interest Rate Cap Agreements

In March 2017, ARH entered into two interest rate cap agreements (the “Caps”) with notional amounts totaling $147,000, as a means of capping the floating interest rate component on $440,000 of its variable-rate debt under the 2017 Term B Loan Facility. The Caps are designated as a cash flow hedge, with a termination date of March 31, 2021. As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of September 30, 2019, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended September 30, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes.

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

Amendment of Interest Rate Swap Agreement and Interest Rate Cap Agreements
Effective May 7, 2019, the Company obtained an amendment and waiver related to the 2017 Interest Rate Swap Agreement. The amendment waived any defaults or potential default under the Swap Agreement arising from ARH’s prior delivery of certain inaccurate financial statements, any associated breach of representations and warranties regarding the accuracy of such financial statements, and the delay in the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2018.
Effective May 16, 2019, the Company obtained an amendment and waiver related to the 2017 Interest Rate Cap Agreements. The amendment waived any defaults or potential default under the Cap Agreements arising from ARH’s prior delivery of certain inaccurate financial statements, any associated breach of representations and warranties regarding the accuracy of such financial statements, and the delay in the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2018.
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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was $8,478 and $7,828 in the nine months ended September 30, 2019 and 2018, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extend to 2033, amounted to $768 and $722 in the nine months ended September 30, 2019 and 2018, respectively. Future receipts of $5,812 due from these related parties are included in sublease receipts presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non‑cancelable operating leases expiring in various years through 2033. Rental income under all subleases was $1,361 and $1,273 in the nine months ended September 30, 2019 and 2018, respectively.

The components of lease expense were as follows:

Nine Months Ended
Lease Cost	September 30, 2019
Operating lease cost	$23,801
Finance lease cost:
Amortization of right-of-use assets	432
Interest on lease liabilities	421
Short-term lease cost (1)	225
Variable lease cost	7,439
Less: Sublease income	(1,361)
Total lease cost	$30,957

_____________________________

(1)
Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

Nine Months Ended
Other information	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$23,856
Operating cash flows from finance leases	421
Financing cash flows from finance leases	189
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	16,756
Finance leases	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2019
Operating Leases
Operating lease right-of-use assets	$139,456

Current portion of operating lease liabilities	$22,222
Long-term operating lease liabilities, less current portion	129,460
Total operating lease liabilities	$151,682

Finance Leases
Property and equipment, at cost	$6,168
Accumulated depreciation	(431)
Property and equipment, net	$5,737

Current portion of long-term debt	$376
Long-term debt, less current portion	6,136
Total finance lease liabilities	$6,512

Weighted Average Remaining Lease Term
Operating leases	7.2 years
Finance leases	10.3 years
Weighted Average Discount Rate
Operating leases	7.0%
Finance leases	9.0%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of September 30, 2019, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Receipts	Net Operating Lease	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$8,104	$381	$7,723	$229
2020	31,843	1,543	30,300	923
2021	30,198	1,581	28,617	933
2022	27,746	1,601	26,145	943
2023	23,334	1,126	22,208	955
Thereafter	73,857	3,158	70,699	6,233
Total minimum lease payments	$195,082	$9,390	$185,692	$10,216
Less: amount representing interest	43,400			3,704
Present value of lease liabilities	$151,682			$6,512

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

As of September 30, 2019, the Company has additional operating and finance lease obligations that have not yet commenced of $14,004 and $4,154, respectively. These operating and finance leases will commence during the remainder of fiscal year 2019 or fiscal year 2020 with lease terms of 10 years to 15 years.

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

In prior years, the Company established a valuation allowance for certain deferred tax assets with respect to which the Company believes future taxable income levels would not be sufficient to realize the tax benefits.

The Company’s effective income tax rate for the three months ended September 30, 2019 and 2018 were (187.0)% and (1.0)%, respectively, and (134.0)% and (95.6)% for the nine months ended September 30, 2019 and 2018, respectively. These rates differ from the federal statutory rate of 21% principally due to the Company’s adoption of alternate tax methods as more fully described below, the portion of pre-tax income that is allocable to noncontrolling interests from the Company’s joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes, and also other non-deductible expenses.

During the third quarter of 2019, the Company filed Forms 3115, Application for Change in Accounting Method, to adopt alternate tax methods for the treatment of contractual and other allowances and accrued bonus. The applications provide audit protection on those items and allow the Company to recognize the impact of the change in methods over the next four years beginning in 2019. As a result of those filings, the Company recorded a benefit of approximately $11,471 related to the reversal of accrued interest on uncertain tax positions and to account for the decrease in the federal tax rate to 21% on income that was recognized at 35% in prior years.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

12. STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2019 and 2018, stock-based compensation expense was reflected in the accompanying Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Patient care costs	$153	$308	$501	$750
General and administrative	826	939	2,729	3,424
Total stock-based compensation before tax	$979	$1,247	$3,230	$4,174
Income tax benefit	$(255)	$(324)	$(840)	$(1,085)

Stock Options

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of September 30, 2019, options to purchase an aggregate of 2,091,541 shares of common stock were available for future grants under the 2016 Plan. Additionally, there were stock options outstanding under previous stock option plans as of September 30, 2019.

Information concerning options activity for options under all option plans to acquire common stock is summarized as follows:

	Nine Months Ended September 30, 2019
	Number of options	Weighted-average exercise price
Options outstanding as of January 1, 2019	5,011,191	$12.36
Granted	—	—
Exercised	(22,745)	3.97
Forfeited/Canceled	(275,195)	16.47
Options outstanding as of September 30, 2019	4,713,251	$12.20
Vested and expected to vest as of September 30, 2019	4,713,251	$12.20
Exercisable as of September 30, 2019	3,330,302	$9.03

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards will not be achieved as a result of the Restatement and the Company’s operating performance during the applicable periods, but that the remaining performance conditions are probable of achievement as of September 30, 2019.

As of September 30, 2019, a total of 263,082 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $2,706 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.14 years.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

A summary of restricted stock award activity is as follows:

	Nine Months Ended September 30, 2019
	Number of shares	Weighted-average grant date fair value per award
Unvested as of January 1, 2019	441,063	$20.68
Granted	—	—
Vested	(146,087)	20.09
Forfeited/Canceled	(31,894)	19.84
Unvested as of September 30, 2019	263,082	$21.11

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payments, which were paid on vested options and become due upon vesting for unvested options. This resulted in a modification. Since inception, in connection with the cash dividend, as of September 30, 2019, the Company has made payments equal to $1.30 per share, or $5,385 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment will be due upon vesting totaling $1,248.

13. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net loss attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interest put provisions, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted earnings (loss) per share because they were anti-dilutive in the periods presented but could be dilutive in the future.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$4,777	$(734)	$(13,880)	$(28,195)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(1,161)	(580)	(877)	(1,331)
Net income (loss) attributable to common shareholders	$3,616	$(1,314)	$(14,757)	$(29,526)
Weighted-average common shares outstanding used to calculate basic net loss per share	32,281,818	32,005,544	32,248,791	31,912,934
Earnings (loss) per share, basic	$0.11	$(0.04)	$(0.46)	$(0.93)
Diluted
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$4,777	$(734)	$(13,880)	$(28,195)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(1,161)	(580)	(877)	(1,331)
Net income (loss) attributable to common shareholders for diluted earnings per share calculation	$3,616	$(1,314)	$(14,757)	$(29,526)
Weighted‑average common shares outstanding, basic	32,281,818	32,005,544	32,248,791	31,912,934
Weighted‑average common shares outstanding, assuming dilution	33,618,723	32,005,544	32,248,791	31,912,934
Earnings (loss) per share, diluted	$0.11	$(0.04)	$(0.46)	$(0.93)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	2,013,920	3,363,982	2,940,936	3,446,046

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

An entity affiliated with Centerbridge Capital Partners, L.P. (together with its affiliates, “Centerbridge”), which does not hold any economic interest in Term Loan Holdings, is the manager of Term Loan Holdings, and affiliates of Centerbridge and certain of the Company’s current and former directors and executive officers own economic interests in Term Loan Holdings. As of September 30, 2019, such assigned clinic loans aggregated $1,664, had maturities ranging from January 2020 to July 2020, with a weighted average maturity of approximately 0.6 years (April 2020), and interest rates ranging from 4.33% to 8.08%, with a weighted average interest rate of 5.22%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings. The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the nine months ended September 30, 2019 is immaterial. Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to their respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans. The maximum potential liability for

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

future payments under the assigned clinic loans, not including interest, is $1,664, of which the Company guaranteed $926 as of September 30, 2019. These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and certain of the Company’s executive officers. The TRA provides for the payment by the Company to its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of September 30, 2019, the Company’s total liability under the TRA was estimated to be $3,603, of which $1,885 is included as a component of accrued expenses and other current liabilities on the Consolidated Balance Sheet. For the nine months ended September 30, 2018, the Company paid $6,376. The Company paid no amount under the TRA for the three and nine months ended September 30, 2019.

Due from Related Party

The Company entered into a sublease agreement with a clinic group, who are also noncontrolling interest shareholders, to provide for various facility buildouts. The total amount of initial financing provided by the Company was $2,910. As of September 30, 2019, the loans had maturities ranging from March 2026 through September 2033 and interest rates ranging from 6.0% to 8.1%, with a weighted average interest rate of 6.1%. Fixed principal and interest payments with respect to such loans are payable monthly. As of September 30, 2019, the remaining balance to be paid to the Company was $2,658.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $232 and $237 during each of the nine months ended September 30, 2019 and 2018, respectively.

The executive officer and his spouse, through a trust in which the executive officer’s spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of September 30, 2019, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $2,767. As of September 30, 2019, such loans had maturities ranging from January 2020 to August 2024, with a weighted average maturity of approximately 2.17 years (December 2021), and interest rates ranging from 4.08% to 6.30%, with a weighted average interest rate of 4.83%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $558 of such outstanding loans as of September 30, 2019.

Consulting Agreement with Board Member

On March 25, 2019, the Company entered into an independent contractor’s agreement with ECG Ventures, Inc., an entity wholly owned by a member of the Board. The board member provides consulting services to the Company on a month-to-month basis subject to the terms set forth in the agreement. The agreement provides for a base fee of $100 per month during the term of the agreement, plus both a restatement fee and a performance fee, as well as reimbursement for travel and certain legal expenses. The Company incurred expenses of $1,156 during the nine months ended September 30, 2019 relating to services provided under this consulting agreement.

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

In October 2018, the Staff of the SEC requested that the Company voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. On March 27, 2019, the Company filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, the Company received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K. On June 19, 2019, the Company received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information. The Company may receive additional related subpoenas or other requests for documents and information from the Staff. The Company has cooperated fully with this investigation and will continue to do so.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA (the “Vandevar Action”). An amended consolidated complaint is due to be filed on November 11, 2019. The Company intends to vigorously defend itself against these claims.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey against the members of the Company’s board of directors and certain of its current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in the Company’s internal control over financial reporting, alleged misstatements and omissions in the Company’s 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, a direction to the Company to hold an annual meeting of stockholders and reforms to the Company’s corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees. On October 4, 2019, the court stayed the lawsuit until final resolution of the Vandevar Action.
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

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Statement of Operations during the nine months ended September 30, 2018. As of September 30, 2019, of the remaining present value of $12,049, $6,882 is classified as Accrued expenses and other current liabilities and $5,167 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018 and the second installment of $8,000 August 1, 2019 and the Company expects to pay $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

17. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company’s ownership interest in consolidated subsidiaries on the Company’s equity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to American Renal Holdings Associates, Inc.	$4,777	$(734)	$(13,880)	$(28,195)
Increase (decrease) in paid-in capital for the sales of noncontrolling interest	3,925	(76)	2,597	(912)
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(513)	(128)	(8,053)	(6,081)
Net transfers to/from noncontrolling interests	$3,412	$(204)	$(5,456)	$(6,993)
Net income (loss) attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$8,189	$(938)	$(19,336)	$(35,188)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended December 31, 2018 (the “2018 Form 10-K”). The 2018 Form 10-K restated certain of our prior financial statements and other financial information (the “Restatement”), including certain financial information for the three months ended September 30, 2018 included in this Form 10-Q. For additional information regarding the Restatement, its background and effects, see the 2018 Form 10-K, including the “Explanatory Note” at the beginning of such report.

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. As of September 30, 2019, we had developed 191 de novo clinics and 53 acquired clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
De novo clinics(1)	1	2	5	8
Acquired clinics(2)	—	—	2	—
Sold or merged clinics(3)	(2)	—	(4)	(1)
Net new clinics	(1)	2	3	7
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the three months ended September 30, 2019 and September 30, 2018, our development capital expenditures incurred in connection with our de novo clinic development were $2.9 million and $6.6 million, respectively, representing 1.4% and 3.2% of our patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests.

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

We consider a de novo clinic to be a “start-up clinic” until the earlier of 18 months or the first month it generates positive clinic-level EBITDA, which differs from our consolidated EBITDA in that management fees, consisting of a percentage of the clinic’s net revenues paid to ARA for management services, are eliminated in consolidation but are reflected on a clinic-level basis. Start-up clinic losses affect the comparability of our results from period to period and may disproportionately impact our operating margins in any given quarter, including quarters during which we have a significant number of clinics qualifying as start-up clinics. The following table sets forth the number of de novo clinics opened during the periods indicated:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2019	2	2	1	—	5
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2014 to September 30, 2019, we added 156 dialysis stations to our existing clinics, representing the equivalent of nearly nine de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Source of Treatment Growth:	2019	2018	2019	2018
Non-acquired treatment growth(1)	5.8%	3.9%	4.9%	4.2%
Normalized non-acquired treatment growth(2)	5.7%	5.0%	5.6%	5.2%
Acquired treatment growth(3)	2.3%	1.1%	2.1%	1.1%
Total treatment growth	8.1%	5.0%	7.1%	5.3%
Normalized total treatment growth(2)	7.9%	6.1%	7.7%	6.2%
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

Sources of Payment of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS TDAPA program, calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2018, 2017, and 2016, the Medicare ESRD PPS payment rates for our clinics were approximately $281, $248 and $247, respectively, per treatment. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019 released on November 1, 2018 by CMS increased the base rate from $232.37 to $235.27. The ESRD PPS final rule for 2020 was released on October 31, 2019 by CMS (the “2020 Final Rule”). The 2020 Final Rule includes a base rate of $239.33, representing a $4.06 increase from the 2019 base rate, as well as certain changes to the TDAPA program, including an extension to the TDAPA program for calcimimetics to a third year while also reducing the basis of payment for the TDAPA program for calcimimetics in 2020 from Average Selling Price (“ASP”) plus 6% to ASP plus 0%. CMS has estimated that the 2020 Final Rule, including the TDAPA program changes, would result in an overall increase of payments to ESRD facilities of 1.6%.

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

The following table summarizes our percentage of patient service operating revenues by payor source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenues by Payor:	2019	2018	2019	2018
Medicare and Medicare Advantage	70%	68%	68%	67%
Commercial and other(1)	26%	28%	28%	29%
Medicaid and Managed Medicaid	4%	4%	4%	4%
Other(2)	—%	—%	—%	—%
	100%	100%	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Treatments by Payor:	2019	2018	2019	2018
Medicare and Medicare Advantage	80%	81%	80%	81%
Commercial and other(1)	12%	12%	12%	12%
Medicaid and Managed Medicaid	7%	6%	7%	6%
Other(2)	1%	1%	1%	1%
	100%	100%	100%	100%
_____________________________

(1)
Principally commercial insurance companies and also includes the VA. Treatments covered by Affordable Care Act (“ACA”)-compliant plans (“ACA plans”) were 0.6% for the three months ended September 30, 2019 and 0.8% for the three months ended September 30, 2018, and 0.7% and 0.9% for the nine months ended September 30, 2019 and 2018, respectively. Treatments covered by VA plans were 2.9% and 2.6% in the three months ended September 30, 2019 and 2018, respectively, and 2.8% and 2.5% for the nine months ended September 30, 2019 and 2018, respectively.

(2)
Other sources of payment of revenues include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay for a portion of the bill.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each payor. We have experienced an adverse change in the commercial treatment mix due to an increase of more restrictive benefit plan designs by certain commercial payors, including plans with disincentives for patients to select or remain with out-of-network providers. We believe the percentage of treatments represented by commercial payors and others, and the rates per treatment associated with them, could remain lower than historical levels.

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
In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. We have, from time to time, received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been legislative efforts to impose restrictions and obligations relating to the use by patients on commercial plans of charitable premium support, including a California bill (AB-290) that was signed into law in October 2019 that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. Furthermore, the AKF has suspended charitable premium support payments from time to time, including a suspension in new HIPP grant applications due to an AKF funding shortfall, which commenced October 31, 2019 and is currently expected to last longer than prior such suspensions. If patients are unable to obtain or to continue to receive AKF charitable premium support as a result of the current AKF suspension or otherwise, or if payments that a dialysis provider can retain for treatment to patients receiving such support is restricted, whether due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations limiting such support or other reasons, the financial impact on our company could be materially greater than the annual financial impact described above of patients previously enrolled in ACA plans and could materially and adversely affect our results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” in our 2018 Form 10-K.
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

Impact of the IPO and Certain Legal Matters

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and may currently take advantage of exemptions available under the JOBS Act including exemption from the auditor attestation requirements under Section 404 of the Sarbanes‑Oxley Act of 2002; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemption from the requirements of holding non‑binding stockholder votes on executive compensation arrangements; and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board. We will be an emerging growth company until the earliest of (i) December 31, 2021, (ii) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (iii) the date on which we have, during the previous three‑year period, issued more than $1 billion in non‑convertible debt or (iv) the first day of the first fiscal year after we have more than $700 million in aggregate market value of outstanding common equity held by our non‑affiliates as of the last day of our second fiscal quarter. In addition, when the available exemptions under the JOBS Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters and related matters. See “—Operating Expenses—Certain Legal and Other Matters” and “Item 1.  Legal Proceedings.”

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

	Three Months Ended				Nine Months Ended
Operating Data and Non-GAAP Financial Data:	Sept. 30, 2019	June 30, 2019	March 31, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Number of clinics (as of end of period)	244	245	243	235	244	235
Number of de novo clinics opened (during period)	1	2	2	2	5	8
Patients (as of end of period)	17,159	17,138	17,018	16,092	17,159	16,092
Number of treatments	625,684	614,844	591,365	578,982	1,831,893	1,710,847
Non-acquired treatment growth	5.8%	5.1%	3.9%	3.9%	4.9%	4.2%
Normalized non-acquired treatment growth(1)	5.7%	5.6%	5.3%	5.0%	5.6%	5.2%
Acquired treatment growth	2.3%	2.2%	1.9%	1.1%	2.1%	1.1%
Total treatment growth	8.1%	7.3%	5.8%	5.0%	7.1%	5.3%
Normalized total treatment growth(1)	7.9%	7.9%	7.2%	6.1%	7.7%	6.2%
Patient service operating revenues per treatment	$338	$347	$324	$355	$337	$350
Patient care costs per treatment	$247	$249	$251	$252	$249	$246
General and administrative expenses per treatment	$30	$39	$43	$43	$37	$44
Adjusted EBITDA (including noncontrolling interests)(2)	$38,705	$37,622	$19,211	$36,496	$95,537	$104,800
Adjusted EBITDA-NCI(2)	$26,455	$24,304	$13,877	$23,250	$64,635	$65,312
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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before stock-based compensation and associated payroll taxes, depreciation and amortization, interest expense, net, income taxes and other non-income-based tax, transaction-related costs, change in fair value of income tax receivable agreement, certain legal and other matters, executive and management severance costs and gain or loss on sale or closure of clinics. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of our results of operations from management’s perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes certain expenses that can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure and investments, and the tax jurisdictions in which companies operate, or that we believe do not reflect our core business operations. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies and differ from the calculation of “Consolidated EBITDA” under our credit agreement. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and they should not be considered in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

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

•	do not include income tax expense or benefits and other non-income-based taxes;

•	do not include transaction-related costs;

•	do not include change in fair value of income tax receivable agreement;

•	do not include costs related to certain legal and other matters;

•	do not include executive and management severance costs; and

•	do not reflect the gain or loss on sale or closure of clinics.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$17,027	$12,512	$17,022	$11,293
Add:
Stock-based compensation and associated payroll taxes	986	1,298	3,277	4,356
Depreciation and amortization	10,220	10,023	30,585	29,460
Interest expense, net	12,242	8,242	32,533	23,835
Income tax benefit and other non-income-based tax(a)	(11,195)	(87)	(9,542)	(5,181)
Transaction-related costs	—	—	—	856
Change in fair value of income tax receivable agreement(b)	30	3,480	(1,348)	2,765
Certain legal and other matters(c)	9,634	1,028	23,306	37,677
Executive and management severance costs	25	—	480	—
Gain on sale or closure of clinics	(264)	—	(776)	(261)
Adjusted EBITDA (including noncontrolling interests)	$38,705	$36,496	$95,537	$104,800
Less: Net income attributable to noncontrolling interests	(12,250)	(13,246)	(30,902)	(39,488)
Adjusted EBITDA –NCI	$26,455	$23,250	$64,635	$65,312
_____________________________

(a)	Non-income-based tax includes franchise, gross receipts, and similar tax assessments.

(b)	See “Note 5 - Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

(c)
The three months and nine months ended September 30, 2019, includes $9.4 million and $21.4 million, respectively, relating to the SEC investigation described in “Note 16 - Certain Legal and Other Matters” and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K.

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

We maintain a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. The transaction prices for contracted payors are based on contracted rates. For other payors, we estimate the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments which result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. We determine our estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance, and historical collection experience. We determine our estimate of implicit price concessions based on our historical collection experience with each payor, and where no prior experience exists, we consider information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

Contractual and other adjustments and discounts with third-party payors are considered variable consideration and are included in the determination of the estimated transaction price for providing patient care. In assessing the probability of these claim payments, we review previous payment history and record a reserve at the patient level that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods.

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

See “Item 1. Legal Proceedings” and “Note 16 - Certain Legal and Other Matters” of the notes to the unaudited consolidated financial statements.

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

Results of Operations

Three Months Ended September 30, 2019 Compared With Three Months Ended September 30, 2018

The following table summarizes our results of operations for the periods indicated.

	Three Months Ended September 30,		Increase (Decrease)
				Percentage
(in thousands)	2019	2018	Amount	Change
Patient service operating revenues	$211,429	$205,719	$5,710	2.8%
Operating expenses:
Patient care costs	154,588	145,939	8,649	5.9%
General and administrative	18,783	24,619	(5,836)	(23.7)%
Depreciation and amortization	10,220	10,023	197	2.0%
Certain legal and other matters	9,634	1,028	8,606	837.2%
Total operating expenses	193,225	181,609	11,616	6.4%
Operating income	18,204	24,110	(5,906)	(24.5)%
Interest expense, net	(12,242)	(8,242)	(4,000)	(48.5)%
Change in fair value of income tax receivable agreement	(30)	(3,480)	3,450	NM
Income before income taxes	5,932	12,388	(6,456)	(52.1)%
Income tax benefit	(11,095)	(124)	(10,971)	NM
Net income	17,027	12,512	4,515	36.1%
Less: Net income attributable to noncontrolling interests	(12,250)	(13,246)	996	7.5%
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$4,777	$(734)	$5,511	NM
_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended September 30, 2019 were $211.4 million, an increase of $5.7 million, or 2.8%, from $205.7 million for the three months ended September 30, 2018, which was primarily due to an increase of 8.1% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment reimbursement rates. As a percentage of revenue by payor type, government-based and other payors accounted for 74% and 72%, respectively, of our revenues for the three months ended September 30, 2019 and 2018, respectively. Patient service operating revenues per treatment for the three months ended September 30, 2019 were $338, compared with $355 for the three months ended September 30, 2018.

Non-acquired treatment growth was 5.8% and acquired treatment growth was 2.3%. Normalized total treatment growth was 7.9% and normalized non-acquired treatment growth was 5.7% for the three months ended September 30, 2019.

Operating Expenses

Patient care costs. Patient care costs for the three months ended September 30, 2019 were $154.6 million, an increase of $8.6 million, or 5.9%, from $145.9 million for the three months ended September 30, 2018, which was primarily due to the 8.1% increase in the number of treatments. Patient care costs per treatment for the three months ended September 30, 2019 were $247, compared to $252 for the three months ended September 30, 2018.

As a percentage of patient service operating revenues, patient care costs were 73.1% for the three months ended September 30, 2019 compared to 70.9% for the three months ended September 30, 2018.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2019 were $18.8 million, a decrease of $5.8 million, or 23.7%, from $24.6 million for the three months ended September 30, 2018, which was primarily due to a decrease in charitable contributions, lower corporate headcount, and a $0.8 million reduction related to bonus compensation repaid by certain executives in respect of prior years in light of the Restatement. General and administrative expenses per treatment for the three months ended September 30, 2019 were $30 compared to $43 for the three months ended September 30, 2018.

As a percentage of patient service operating revenues, general and administrative expenses were 8.9% for the three months ended September 30, 2019 compared to 12.0% for the three months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2019 was $10.2 million, compared to $10.0 million for the three months ended September 30, 2018. The three months ended September 30, 2019 include impairment charges of $0.7 million related to assets held for sale. As a percentage of patient service operating revenues, depreciation and amortization expense was 4.8% for the three months ended September 30, 2019, compared to 4.9% for the three months ended September 30, 2018.

Certain legal and other matters. Certain legal and other matter costs for the three months ended September 30, 2019 were $9.6 million, compared to $1.0 million for the three months ended September 30, 2018. The three months ended September 30, 2019 include $9.4 million of expenses relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K. See “–Components of Operations-Certain legal and other matters.”

Operating Income or Loss

Operating income for the three months ended September 30, 2019 was $18.2 million, a decrease of $5.9 million, from an operating income of $24.1 million for the three months ended September 30, 2018, which was primarily due to the factors described above.

As a percentage of patient service operating revenues, operating income was 8.6% for the three months ended September 30, 2019, compared to 11.7% for the three months ended September 30, 2018, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the three months ended September 30, 2019 was $12.2 million, and for the three months ended September 30, 2018 was $8.2 million, an increase of 48.5%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment as described in “–Liquidity and Capital Resources” below and higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended September 30, 2018 was $(3.5) million and was not material for the three months ended September 30, 2019.

Income tax benefit. The income tax benefit for the three months ended September 30, 2019 and September 30, 2018 represented an effective tax rate of (187.0)% and (1.0)%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the three months ended September 30, 2019 and 2018, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. During the third quarter of 2019, the Company filed Forms 3115, Application for Change in Accounting Method, which resulted in a benefit of approximately $11.5 million related to the reversal of accrued interest on uncertain tax positions and to account for the decrease in the federal tax rate to 21% on income that was recognized at 35% in prior years. See “Note 11 - Income Taxes” of the notes to the unaudited consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2019 was $12.3 million, representing a decrease of $1.0 million, or 7.5%, from $13.2 million for the three months ended September 30, 2018. The decrease was primarily due the increase in patient care costs as a percentage of revenue, which led to decreased profitability in our joint ventures.

Nine Months Ended September 30, 2019 Compared With Nine Months Ended September 30, 2018

The following table summarizes our results of operations for the periods indicated.

	Nine Months Ended September 30,		Increase (Decrease)
				Percentage
(in thousands)	2019	2018	Amount	Change
Patient service operating revenues	$616,443	$597,970	$18,473	3.1%
Operating expenses:
Patient care costs	455,785	421,484	34,301	8.1%
General and administrative	68,309	76,120	(7,811)	(10.3)%
Transaction-related costs	—	856	(856)	NM
Depreciation and amortization	30,585	29,460	1,125	3.8%
Certain legal and other matters	23,306	37,677	(14,371)	(38.1)%
Total operating expenses	577,985	565,597	12,388	2.2%
Operating income	38,458	32,373	6,085	18.8%
Interest expense, net	(32,533)	(23,835)	(8,698)	(36.5)%
Change in fair value of income tax receivable agreement	1,348	(2,765)	4,113	148.8%
Income before income taxes	7,273	5,773	1,500	26.0%
Income tax benefit	(9,749)	(5,520)	(4,229)	NM
Net income	17,022	11,293	5,729	50.7%
Less: Net income attributable to noncontrolling interests	(30,902)	(39,488)	8,586	21.7%
Net loss attributable to American Renal Associates Holdings, Inc.	$(13,880)	$(28,195)	$14,315	50.8%
___________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the nine months ended September 30, 2019 were $616.4 million, an increase of $18.5 million, or 3.1%, from $598.0 million for the nine months ended September 30, 2018, which was primarily due to an increase of 7.1% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment reimbursement rates. As a percentage of revenue by payor type, government-based and other payors accounted for 72% and 71%, respectively, of our revenues for the nine months ended September 30, 2019 and 2018. Patient service operating revenues per treatment for the nine months ended September 30, 2019 was $337, compared with $350 for the nine months ended September 30, 2018, a decrease of 3.7%.

Non-acquired treatment growth was 4.9% and acquired treatment growth was 2.1%. Normalized total treatment growth was 7.7% and normalized non-acquired treatment growth was 5.6% for the nine months ended September 30, 2019. Patient service operating revenues relating to start-up clinics for the nine months ended September 30, 2019 were $6.9 million, compared to $7.5 million for the nine months ended September 30, 2018, a decrease of $0.6 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the nine months ended September 30, 2019 were $455.8 million, an increase of $34.3 million, or 8.1%, from $421.5 million for the nine months ended September 30, 2018, which was primarily due to an increase of 7.1% in the number of treatments. Patient care costs per treatment for the nine months ended September 30, 2019 were $249, compared to $246 for the nine months ended September 30, 2018.

As a percentage of patient service operating revenues, patient care costs were 73.9% for the nine months ended September 30, 2019, compared to 70.5% for the nine months ended September 30, 2018.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2019 were $68.3 million, a decrease of $7.8 million, or 10.3%, from $76.1 million for the nine months ended September 30, 2018, which was primarily due to a decrease in charitable contributions, lower corporate headcount, and $0.8 million reduction related to bonus compensation repaid by certain executives in respect of prior years in light of the Restatement. General and administrative expenses per treatment for the nine months ended September 30, 2019 were $37, compared to $44 for the nine months ended September 30, 2018.

As a percentage of patient service operating revenues, general and administrative expenses were 11.1% for the nine months ended September 30, 2019, compared to 12.7% for the nine months ended September 30, 2018.

Transaction-related costs. Transaction-related costs for the nine months ended September 30, 2018 were $0.9 million. These costs represent costs associated with our registration statement on Form S-3 and the withdrawn secondary offering. They include legal, accounting, valuation and other professional or consulting fees.

Depreciation and amortization. Depreciation and amortization expense for the nine months ended September 30, 2019 was $30.6 million, compared to $29.5 million for the nine months ended September 30, 2018. The nine months ended September 30, 2019 include impairment charges of $0.9 million related to assets held for sale. As a percentage of patient service operating revenues, depreciation and amortization expense was 5.0% for the nine months ended September 30, 2019, compared to 4.9% for the nine months ended September 30, 2018.

Certain legal and other matters. Certain legal and other matter costs for the nine months ended September 30, 2019 were $23.3 million, compared to $37.7 million for the nine months ended September 30, 2018. The nine months ended September 30, 2019 include $21.4 million of expenses relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K. Costs included in the nine months ended September 30, 2018 represent the United litigation settlement and related legal expenses. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the nine months ended September 30, 2019 was $38.5 million, an increase of $6.1 million, or 18.8%, from $32.4 million for the nine months ended September 30, 2018, which was primarily due to the factors described above. For the nine months ended September 30, 2019 and 2018, start-up clinics reduced operating income by $6.5 million and $8.3 million, respectively.

As a percentage of patient service operating revenues, operating income was 6.2% for the nine months ended September 30, 2019, compared to 5.4% for the nine months ended September 30, 2018, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the nine months ended September 30, 2019 was $32.5 million, and for the nine months ended September 30, 2018 was $23.8 million, an increase of 36.5%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment as described in “–Liquidity and Capital Resources” below and higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the nine months ended September 30, 2019 and 2018 was $1.3 million and $2.8 million, respectively.

Income tax benefit. The income tax benefit for the nine months ended September 30, 2019 and September 30, 2018 represented an effective tax rate of (134.0)% and (95.6)%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the nine months ended September 30, 2019 and 2018 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. During the third quarter of 2019, the Company filed Forms 3115, Application for Change in Accounting Method, which resulted in a benefit of approximately $11.5 million related to the reversal of accrued interest on uncertain tax positions and to account for the decrease in the federal tax rate to 21% on income that was recognized at 35% in prior years. See “Note 11 - Income Taxes” of the notes to the unaudited consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2019 was $30.9 million, representing a decrease of $8.6 million, or 21.7%, from $39.5 million for the nine months ended September 30, 2018. The decrease was primarily due to the increase in patient care costs as a percentage of revenue, which led to decreased profitability in our joint ventures.

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

In addition to our typical requirements for operating capital and capital expenditures, in the nine months ended September 30, 2019, our expenses for professional accounting, consulting and legal fees have significantly increased as a result of the Restatement of our financial statements, the SEC investigation, private litigation, the amendment of our Credit Agreement (as defined below) and our third-party clinic-level debt resulting from the Restatement and in-process remediation of material weaknesses in our internal control over financial reporting, as discussed in our 2018 Form 10-K. For the nine months ended September 30, 2019, we incurred approximately $27 million in professional accounting, consulting and legal fees and additional interest related to these matters. During the remainder of 2019, we expect to continue to incur fees in connection with our defense of the private litigation, cooperation with the SEC investigation and other matters. The time and expense of the Restatement have caused us to re-evaluate the timing of our investments in certain de novo projects and could cause certain of these projects to be delayed or otherwise altered.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2019	2018
Net cash provided by operating activities	$35,103	$83,871
Net cash used in investing activities	(18,195)	(26,572)
Net cash used in financing activities	(12,018)	(66,948)
Net increase (decrease) in cash and restricted cash	$4,890	$(9,649)

Cash Flows from Operations

Net cash provided by operating activities for the nine months ended September 30, 2019 was $35.1 million compared to $83.9 million for the same period in 2018, a decrease of $48.8 million, or 58.1%, primarily attributable to the timing of working capital fluctuations, particularly related to a prior year $20.6 million increase and $14.0 million decrease in the accounts payable and accounts receivables balances, respectively, which remained relatively unchanged in the nine months ended September 30, 2019. Additionally, the nine months ended September 30, 2018 included a $19.6 million accrual for the United legal settlement and the nine months ended September 30, 2019 included a $6.0 million fee paid in connection with the April 2019 Amendment of the 2017 Credit Agreement (defined below).

Days sales outstanding was 45 days as of September 30, 2019 compared to 44 days as of September 30, 2018.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was $18.2 million compared to $26.6 million for the same period in 2018, a decrease of $8.4 million, or 31.5%, due to fluctuations in the timing and number of our de novo clinic openings, as well as the timing of acquisitions and clinic sales.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $12.0 million compared to $66.9 million net cash used in financing activities for the same period in 2018, a decrease of $54.9 million largely due to the change in proceeds from term loans net of payments on long-term debt, which were $32.4 million for the nine months ended September 30, 2019 compared to a net outlay of $7.3 million for the same period in 2018. Our distributions to our partners were $40.2 million for the nine months ended September 30, 2019 compared to $55.1 million for the same period in 2018. Our distributions to noncontrolling interests for the nine months ended September 30, 2019 and the nine months ended September 30, 2018 were in excess of Net income attributable to noncontrolling interests on the Consolidated Statements of Operations due, in part, to initiatives to optimize clinic-level cash balances. Additionally, our purchases of equity of noncontrolling interests in existing clinics were $8.5 million for the nine months ended September 30, 2019 compared to $8.7 million for the same period in 2018 and our contributions from noncontrolling interests were $4.7 million for the nine months ended September 30, 2019 compared to $3.6 million for the same period in 2018.

Capital Expenditures

For the nine months ended September 30, 2019 and 2018, we made capital expenditures of $17.9 million and $29.1 million, respectively, of which $14.0 million and $20.1 million were development capital expenditures, respectively, primarily incurred in connection with de novo clinic development, and $3.9 million and $8.9 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2019, we expect to spend approximately 2% to 2.5% of total annual patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual patient service operating revenues on other capital expenditures.

Debt Facilities

As of September 30, 2019, we had outstanding $606.7 million in aggregate principal amount of indebtedness, with an additional $35.5 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) (and no outstanding letters of credit). Our outstanding indebtedness included $430.1 million of term B loans under our 2017 Credit Agreement, $64.5 million of borrowings under our 2017 Revolving Credit Facility and $1.6 million of other corporate debt as of September 30, 2019. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $102.3 million as of September 30, 2019 with maturities ranging from October 2019 to June 2026 and interest rates ranging from 3.75% to 7.68%, and $6.5 million of finance lease obligations. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $1.7 million as of September 30, 2019 with maturities ranging from January 2020 to July 2020 and interest rates ranging from 4.33% to 8.08%. See “Note 9 - Debt” of the notes to the consolidated financial statements for further information about our debt and “Note 14 - Related Party Transactions” of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

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
On April 26, 2019, ARH entered into an amendment (the “Amendment”) to the 2017 Credit Agreement, waiving certain actual or potential defaults and amending certain covenants and other provisions. Among other things, the waiver addressed actual or potential defaults that may have resulted from our failure to (i) satisfy the maximum consolidated net leverage ratio when required, and (ii) deliver when required certain prior period financial information prepared in accordance with GAAP. In connection with the Amendment, we paid fees of $6.0 million including a consent fee of $5.2 million during the quarter ended June 30, 2019 and agreed to increase the interest rate on borrowings under the 2017 Credit Agreement.
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
For the period from April 26, 2019 until September 4, 2019, the date of filing of our Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of September 30, 2019, the interest payable quarterly was 7.61%.

For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $64.5 million of borrowings outstanding under the 2017 Revolving Credit Facility as of September 30, 2019, which had an interest rate of 6.34%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of September 30, 2019, ARH was in compliance with these covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment, a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of September 30, 2019, we were in compliance with the applicable consolidated net leverage ratio.

The Amendment also waived any default or events of default that may have resulted from ARH underpaying any interest payments or letter of credit fees based on the application of a lower applicable rate due to the delivery, prior to the effective date of the Amendment, of inaccurate financial statements if such inaccuracy arose out of the Inaccurate Matters (as defined below). ARH paid accrued interest and letter of credit fees that were ultimately determined to be payable but for such lower applicable rate. The Amendment waived inaccuracies of certain representations and warranties previously made to the extent that the inaccuracies were a result of (i) inaccuracies or errors in financial reporting, accounting and related metrics described in the Current Report on Form 8-K filed by ARAH with the Securities and Exchange Commission on March 27, 2019 (the “March 27 Form 8-K”) or otherwise identified pursuant to, or as a result of, the review of the audit committee of the board of directors of ARAH described in the March 27 Form 8-K, and (ii) any weaknesses in internal control over financial reporting related to the foregoing (together, the “Inaccurate Matters”).

The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.
Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. Due to the factors that led to the Restatement and our material weaknesses, we failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. We obtained individual waivers or forbearances from for the Assigned Clinic Loans and substantially all of our third-party clinic lenders. As of September 30, 2019, the total balance of clinic-level debt for which the Company had not obtained waivers through the date of issuance of these consolidated financial statements was $2.8 million, all of which is presented within Current portion of long-term debt.

Contractual Obligations and Commitments
The following is a summary of contractual obligations and commitments as of September 30, 2019 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Third-party clinic-level debt	$103,966	$38,704	$40,983	$18,104	$6,175
2017 Credit Agreement loans(1)	494,600	7,700	82,100	404,800	—
Other corporate debt	1,605	604	1,001	—	—
Operating leases(2)	199,697	31,302	58,148	44,842	65,405
Finance leases(3)	14,369	1,133	2,413	2,501	8,322
Interest payments(4)	164,776	37,974	69,842	56,324	636
Purchase obligation(5)	167,000	58,500	100,500	8,000	—
Total	$1,146,013	$175,917	$354,987	$534,571	$80,538
_____________________________

(1)
Includes the Term B Loan Facility which bears interest at a variable rate, with principal payments of $1.1 million through December 31, 2019 and $2.2 million quarter thereafter and interest payments due quarterly, and the Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $64.5 million.

(2)
Net of estimated sublease proceeds of approximately $1.6 million per year from 2019 through 2022 and approximately $4.3 million in the aggregate thereafter and includes $14.0 million related to options to extend lease terms that are reasonably certain of being exercised.

(3)	Includes $4.2 million related to options to extend lease terms that are reasonably certain of being exercised.

(4)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of September 30, 2019.

(5)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.

Put Obligations

We are party to agreements which contain put provisions which require us to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion within specified periods (“time-based puts”) and in certain cases are exercisable upon the occurrence of specific events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the nine months ended September 30, 2019. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 8 - Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited consolidated financial statements for discussion of these put provisions. The table below summarizes our potential obligations as of September 30, 2019.

Noncontrolling interests subject to put provisions (dollars in thousands)	September 30, 2019
Time-based puts	$90,966
Event-based puts	33,452
Total	$124,418

As of September 30, 2019, $46.5 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of September 30, 2019 and reflects the payments that would be made, assuming (a) all vested puts as of September 30, 2019 were exercised on October 1, 2019 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2019	49,215
2020	18,949
2021	9,153
2022	7,427
2023	2,606
Thereafter	3,616
Total	$90,966

The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by nephrologist partners which, if successful, could cause an increase to the amount we owe. As of September 30, 2019, we had recorded liabilities of approximately $91.0 million for all existing time-based puts, including puts with a redemption value of $10.2 million as defined in “Note 8 - Noncontrolling Interests Subject to Put Provisions”, which were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The nephrologist partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of September 30, 2019 a future payment will be due upon vesting totaling $1.2 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our credit facilities. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2018 is estimated to be $10.0 million as of September 30, 2019.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement includes a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Statement of Operations for the nine months ended September 30, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018 and the second installment in the amount of $8.0 million on August 1, 2019, and we expect to pay $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. As of September 30, 2019, $6.9 million is classified as Accrued expenses and other current liabilities and $5.2 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement includes customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
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

For our disclosures about market risk, please see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K. Except as described below, there have been no material changes to our disclosures about market risk in “Part II. Item 7A” of such Form 10-K.

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding term B loans. As of September 30, 2019, we had $64.5 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of September 30, 2019, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of September 30, 2019, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 - Debt” of the notes to the unaudited consolidated financial statements for further discussion of these derivative agreements.

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2019. Management based its conclusion on the fact that the material weaknesses in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2018, as disclosed in our 2018 Form 10-K, had not been fully remediated at September 30, 2019. For a description of the material weaknesses, see “Part II, Item 9A. Controls and Procedures” in the 2018 Form 10-K.

(b) Changes in Internal Control over Financial Reporting.

Although we have not fully remediated the material weaknesses described in our 2018 Form 10-K, we believe that we have made substantial progress on the remediation plans described in our 2018 Form 10-K, “Part II, Item 9A. Controls and Procedures.”

We have taken the following remediation steps during the quarter:

•	Revenue, Accounts Receivable and Amounts Due to Payors
We implemented a standard process and control for the reconciliation of accounts receivable with subsequent cash collections and for the review of prior period estimates.

We also established comprehensive processes and controls to improve the completeness, accuracy and timeliness of billing.

•	Accounting for Income Taxes
We formalized procedures to ensure appropriate internal communication to discuss changes in the business in order to timely identify those changes with implications for financial reporting.

•	Noncontrolling Interests
We strengthened our controls over the review of schedules used to determine the carrying value of noncontrolling interests, including noncontrolling interests subject to put rights.

We began making improvements to controls in the areas of revenue recognition, accounts receivable, amounts due to payors, accounting for income taxes and noncontrolling interests and in the area of review and approval of journal entries. We are currently in the process of developing new processes and evaluating the design and operating effectiveness of additional controls. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Other than the changes described above under “Changes in Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Except as described below, there have been no material developments in our legal proceedings during the quarter ended September 30, 2019. For previously reported information about our legal proceedings, refer to “Part I. Item 3. Legal Proceedings” in our 2018 Form 10-K.

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

In October 2018, the Staff of the SEC requested that we voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, we responded by producing documents and information to the Staff. On March 27, 2019, we filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, we received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K. On June 19, 2019, we received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information. We may receive additional related subpoenas or other requests for documents and information from the staff. We have cooperated fully with this investigation and will continue to do so.
Shareholder and Derivative Claims
On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against us and certain of our current and former executive officers. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints seek unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA (the “Vandevar Action”). An amended consolidated complaint is due to be filed on November 11, 2019. We intend to vigorously defend ourselves against these claims.
On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on our behalf, in the United States District Court for the District of New Jersey against the members of our board of directors and certain of our current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in our internal control over financial reporting, alleged misstatements and omissions in our 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by us as a result of the individual defendants’ alleged misconduct, a direction to us to hold an annual meeting of stockholders and reforms to our corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees. On October 4, 2019, the court stayed the lawsuit until final resolution of the Vandevar Action.
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
              During the quarter ended September 30, 2019, we made the following equity compensation plan-related sales of securities pursuant to the exercise of options to purchase common stock that were granted prior to our IPO. To the extent deemed not registered under the Securities Act, the securities described below were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act, Regulation D and/or Rule 701 promulgated thereunder. No underwriters were involved in any of these issuances of securities.

•
In August 2019, we issued to two current or former employees an aggregate of 5,306 shares of our common stock in connection with their exercise, on a net settlement basis, of stock options to purchase an aggregate of 8,065 shares of our common stock at a weighted average exercise price of $0.81 per share granted under our equity compensation plans.

•
In September 2019, we issued to four current or former employees an aggregate of 3,052 shares of our common stock in connection with their exercise, on a net settlement basis, of stock options to purchase an aggregate of 8,047 shares of our common stock at a weighted average exercise price of $3.17 per share granted under our equity compensation plans. In addition, we issued to two current or former employees an aggregate of 5,580 shares of our common stock in connection with such individuals’ cashless exercise of stock options at a weighted average exercise price of $2.06 for aggregate cash consideration to us of $11,510.

During the quarter ended September 30, 2019, we repurchased approximately 3,000 shares of common stock at an aggregate cost of $23,000 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about such repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	61	$7.39	—
September 1 - September 30	2,706	$8.47	—	—
	2,767	$8.44	—	—

ITEM 6.	EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

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

10.1†
Fourth Amendment to Employment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.2†
Repayment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.3†
Third Amendment to Employment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.4†
Repayment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

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

November 5, 2019

(Date)