Form 10-K
period 2019-12-31
American Renal Associates Holdings, Inc.
filed 2020-03-16
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________________

FORM 10-K
_________________________________________________________
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value on June 30, 2019 (the last business day of the registrant's most recently completed second quarter), of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of the stock on that date, was $97,768,103. The registrant does not have non-voting common stock outstanding.
As of March 15, 2020 there were 32,996,704 shares of the registrant’s common stock outstanding.

Documents incorporated by reference
Portions of the registrant’s proxy statement for its 2020 annual meeting of stockholders are incorporated by reference in Part III of this Form 10-K.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This Form 10-K also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Form 10-K. These risks and uncertainties include those described below in “Item 1A. Risk Factors.” Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, changes in underlying factors, future events or otherwise.

PART I

Item 1. Business.

Overview

We are the largest dialysis services provider in the United States focused on joint venture (“JV”) partnerships with physicians. As of December 31, 2019, we owned and operated 246 dialysis clinics in partnership with approximately 400 nephrologist partners treating more than 17,300 patients in 27 states and the District of Columbia.

We operate our dialysis clinics principally through a JV model, in which we partner primarily with local nephrologists to develop, own and operate dialysis clinics, while the providers of the majority of dialysis services in the United States operate through a combination of wholly owned subsidiaries and joint ventures. Substantially all of our clinics are maintained as separate joint ventures in which generally we have the controlling interest and our nephrologist partners and other joint venture partners have a noncontrolling interest. As of December 31, 2019, we held on average 55% of the interests in our clinics, and our nephrologist partners held 45% of the interests. We believe the JV model, combined with a high‑quality operational platform, provides our nephrologist partners the independence to make clinical and operational decisions focused on patient care.

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

According to United States Renal Data System, there were approximately 524,000 ESRD dialysis patients in the United States in 2017. The ESRD dialysis patient population has grown at an approximate compound rate of 3.7% from 2000 to 2017, the latest period for which such data is available. The growth rate is attributable to the aging of the population, increased incidence rates for diseases that cause kidney failure such as diabetes and hypertension, lower mortality rates for dialysis patients and growth rates of minority populations with higher than average incidence rates of ESRD. However, the rate of growth of the ESRD population has generally been declining, and the number of kidney transplants has been increasing in recent years, which may impact ESRD growth rates.

Our core values create a culture of clinical autonomy and operational accountability for our nephrologist partners and staff members. We believe our approach has attracted nephrologist partners and facilitated the expansion of our platform through de novo clinics.

From 2015 to 2019, our total number of treatments grew at a compound annual growth rate (“CAGR”) of 8.1%. During the same period, our revenues have grown at a CAGR of 5.4%. For the year ended December 31, 2019, our revenues, Adjusted EBITDA‑NCI and net loss attributable to us were $822.5 million, $87.6 million and $13.8 million, respectively.

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

Effectiveness of the JV Model in Delivering High Performance

We meet or exceed the core measures established by CMS to promote high‑quality services in outpatient dialysis facilities. As an example, we have demonstrated strong performance in the ESRD Quality Incentive Program (“QIP”), which impacts the amount CMS pays for the treatment of patients with ESRD by linking a portion of payment directly to facilities’ performance on CMS core measures. The ESRD QIP reduces future payments to dialysis facilities that do not meet or exceed certain performance standards. The maximum payment reduction CMS can apply to any facility is 2% of all Medicare payments for services performed by the facility in a given year. Since the inception of the QIP program in 2010, the impact of Medicare payment reductions on our revenues has not exceeded 0.1% of our net patient service operating revenues in any year. Based on our performance in measurement years 2018, 2017 and 2016, our clinics have routinely performed at or above national averages with our QIP Total Performance Score of 61 in measurement year 2018 compared to the national average of 61, our QIP Total Performance Score of 68 in measurement year 2017 compared to the national average of 66, and our QIP Total Performance Score of 64 in measurement year 2016 compared to the national average of 62.

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

We believe nephrologists appreciate the quality of our dialysis clinics, comprehensive clinic management services and solid track record of clinical outcomes at our clinics. By owning a portion of the clinics where their patients are treated, our nephrologist partners have a shared interest in the quality, reputation and performance of the clinics.

We believe the JV model drives growth by enabling our nephrologist partners to reinvest in their practices and develop their practices by adding new nephrologists, which provides us with the opportunity to expand existing clinics or add new clinics. According to the Press Ganey survey, 99% of the responding physicians agreed or strongly agreed that they have adequate input into clinic decisions that affect their practices, and 99% agreed or strongly agreed that they had confidence in ARA leadership (with the remaining 1% giving neutral responses). We believe our nephrologist partners’ satisfaction leads to positive references and new physician recommendations within the broader nephrology community, thereby enhancing our ability to partner with leading, established nephrologists. According to the Press Ganey survey, 99% of the responding physicians agreed or strongly agreed that they would recommend our clinics to other physicians and medical staff as a good place to practice medicine (with the remaining 1% giving neutral responses).

Proven De Novo Clinic Model Drives Predictable Market-Leading Non-Acquired Growth

We have primarily grown through de novo clinic development. We have developed a streamlined approach to opening clinics that results in competitive return on invested capital for both our company and our nephrologist partners. As of December 31, 2019, we had a portfolio of 193 clinics developed as de novo clinics.

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

Robust business development efforts to maintain momentum of signing de novo clinics.  We have a long track record of achieving revenue growth in our de novo clinics. We believe our successful track record helps us attract new nephrologists and maintain an active pipeline of de novo clinics to be opened in the future. We frequently receive inquiries from nephrologists seeking to partner with us as a result of recommendations from our existing nephrologist partners or based on our brand recognition and reputation in the nephrologist community. Our senior management regularly meets with high‑quality nephrologists and engages them in discussions regarding the benefits of partnering with us. This affords us the opportunity to selectively partner with the most qualified and credentialed physicians. At any given time, we have an active roster of nephrologists, including existing nephrologist partners, seeking to open clinics within the next 12 to 24 months.

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

According to a report prepared for the American Society of Nephrology, there are more than 10,000 full‑time practicing nephrologists in the United States. We believe that many of these physicians treat their patients at clinics in which they have no ownership and may be interested in partnering with us in a JV model. As of December 31, 2019, we have partnered with approximately 400 of these nephrologists, or approximately 4% of all full‑time practicing nephrologists, giving us significant opportunity to grow as a premier JV model operator within the nephrologist community.

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

De novo clinics with new nephrologist partners.  We believe our strong brand reputation and widespread recognition in the closely knit nephrologist community give us an opportunity to attract new nephrologists as our partners and staff. We believe that patients choose to have their dialysis services at one of our clinics due to their relationships with our nephrologist partners and staff, consistent high‑quality care, a comfortable patient care experience and convenience of location and available treatment times. Our de novo clinics showcase a core competence in building and operating de novo clinics that are supported by our comprehensive clinic management services. The historical growth of these clinics provides evidence of the consistency and success of our de novo clinic model. Since 2015, we have opened 38 new clinics with new nephrologist partners, representing approximately 54% of our 71 de novo clinic openings from 2015 through 2019.

Additional de novo clinics with existing nephrologist partners.  The JV model provides our nephrologist partners with opportunities to grow their individual or group practices within their local markets. The growth of our partners’ practices contributes to the development of additional clinics with existing partners as new JVs in the same geographic area. New clinics sometimes begin as smaller clinics under the common supervision of an existing clinic in the same market. Over time, these new clinics may grow to the same size as the original clinic, or they may continue to operate fewer shifts or otherwise offer services to a smaller patient base. In either case, new clinics allow us to increase our market share by serving new patients who may find the new clinic location more convenient, or by freeing up capacity at the larger clinic where existing patients may have previously sought treatment. Since 2015, we have opened 33 new clinics with existing nephrologist partners in their respective local markets, representing approximately 46% of our 71 de novo clinic openings from 2015 through 2019.

Expansion of capacity in existing clinics.  Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions offer patients more flexibility in scheduling and leverage the fixed cost infrastructure of our existing clinics, which in turn provides high incremental returns on capital invested. We intend to continue to work with our nephrologist partners to broaden our market share in existing markets by seeking opportunities to expand our treatment volume through expansion of existing clinics. From 2015 to 2019, we added 116 dialysis stations to our existing clinics, representing the equivalent of nearly seven de novo clinics, which further enhance our non‑acquired treatment growth rate profile.

Opportunistically Pursue Acquisitions

As of December 31, 2019, we operated 53 clinics that we acquired and integrated with the JV model. Because the acquisition cost for an existing dialysis clinic is typically higher than the cost to develop a de novo clinic, we have a disciplined approach to acquiring existing dialysis clinics. Our acquisition strategy is primarily driven by the quality of the nephrologist in the market. We pursue acquisitions in situations where we believe the nephrologist could be a potential partner and where there is an attractive opportunity to enter a new market or expand within an existing market.

We believe our disciplined acquisition strategy has yielded significant benefits. Since 2015, we have acquired 10 clinics, one of which was acquired in 2018 and two of which were acquired in 2019. Under the JV model, we provide comprehensive clinic management services such as helping nephrologist partners expand their practices and improving the acquired clinic’s cost structure including for laboratory testing, medical supplies, medications and services.

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

Our clinics primarily provide in‑center hemodialysis treatments and ancillary items and services. Hemodialysis typically lasts approximately 3.5 hours per treatment and is usually performed at least three times per week. Many of our clinics also offer services for dialysis patients who prefer and are able to receive either hemodialysis or peritoneal dialysis in their homes. Home‑based dialysis services consist of providing equipment and supplies, training, patient monitoring, on‑call support services and follow‑up assistance. Registered nurses train patients and their families or other caregivers to perform either hemodialysis or peritoneal dialysis at home. For the year ended December 31, 2019, 90% of the treatments we performed were in-center and 10% were performed with home-based modalities, with peritoneal dialysis and home hemodialysis constituting 9% and 1%, respectively, of the treatments we performed.

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

Clinic Growth

The number of our clinics and patients has consistently increased since our inception. The following table sets forth the number of our clinics and patients as of the end of, as well as the number of de novo clinics and acquired clinics added during, each of the periods indicated below.

	2019	2018	2017	2016	2015 and Prior
Clinics (period end)	246	241	228	214	192
De novo added	7	13	15	20	149
Acquired	2	1	3	2	56
Sold, merged or closed	(4)	(1)	(4)	—	(13)
Patients (period end)	17,306	16,543	15,637	14,590	13,151

From our inception to December 31, 2019, we have opened 204 de novo clinics, acquired 64 clinics, sold ten clinics, closed four clinics and merged eight clinics, accounting for a total of 246 clinics as of December 31, 2019.

Location and Capacity of Our Clinics

As of December 31, 2019, we owned and operated 246 dialysis clinics treating patients in 27 states and the District of Columbia, each of which is consolidated in our financial statements. The locations of these clinics as of December 31, 2019 were as follows:

State	Clinics	State	Clinics	State	Clinics
Arizona	3	Kentucky	7	Pennsylvania	16
California	8	Louisiana	2	Rhode Island	9
Colorado	13	Maryland	3	South Carolina	12
Connecticut	3	Massachusetts	14	Texas	26
Delaware	3	Michigan	5	Virginia	6
Florida	44	Missouri	2	Washington, D.C.	2
Georgia	20	New Jersey	6	West Virginia	1
Idaho	1	New York	10	Wisconsin	1
Illinois	3	Ohio	17
Indiana	7	Oklahoma	2
				TOTAL	246

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

Our Operating Structure

Substantially all of our clinics are maintained as separate joint ventures in which we have a controlling interest, and our nephrologist partners, who may be single practitioners, an affiliated group of nephrologists, hospitals or multi‑practice institutions, have the noncontrolling interest. As of December 31, 2019, on average we, through ARA OpCo or another subsidiary, held 55% of the interests in our clinics, and our nephrologist partners held 45% of the interests. Such noncontrolling interests may be held directly or indirectly through entities formed by affiliated groups of nephrologists. From time to time, we may purchase additional membership interests in our JVs. Some of our joint venture partners, in particular those partners consisting of affiliated groups of nephrologists, have interests in multiple clinics with us.

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

A substantial number of our JV operating agreements grant our nephrologist partners rights to require us to purchase their ownership interests at the estimated fair market value as defined within the applicable JV operating agreement, at certain set times (“time-based triggers”) or upon the occurrence of certain triggering events (“event-based triggers”). Except in connection with event-based triggers and a limited number of time-based triggers, our nephrologist partners in each JV are generally required to collectively maintain a minimum percentage, most commonly at least 20%, of the total outstanding membership interests in the clinic following the exercise of their put rights. Event‑based triggers of these rights in various JV operating agreements may include the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or the dissolution of certain third-party members and other events. Time‑based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates. The time when some of the time‑based put rights may be exercised was accelerated upon our initial public offering (“IPO”) in 2016 and may be further accelerated upon the occurrence of certain events, such as those noted above.

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

Medical Directors

In order for each of our clinics to be eligible to participate in the Medicare ESRD program, a qualified physician must act as medical director for such clinic. We generally engage practicing or board‑certified nephrologists to serve as medical directors. In locations where an appropriately certified physician is not available to serve as a medical director, we seek waivers from CMS for a physician who has other qualifications to serve as our medical director. As of December 31, 2019, three of our medical directors operated under such waivers. Medical directors also typically own a noncontrolling interest in the clinic as a result of the JV model. Medical directors are responsible for, among other things:

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

Competition

The dialysis services industry is highly competitive. Because of the lack of barriers to entry into the dialysis services business and the ability of nephrologists to be medical directors for their own clinics, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. According to CMS data, there were more than 7,400 dialysis clinics in the United States as of November 1, 2019. We face competition from large and medium‑sized providers for patients and for the acquisition of existing dialysis clinics. We face particularly intense competition for the identification of nephrologists, whether as attending physicians, medical directors or nephrologist partners. In many instances, our competitors have taken steps to include comprehensive non‑competition provisions within various agreements, thereby limiting the ability of physicians to serve as medical directors or potential joint venture partners for competing dialysis clinics. These non‑competition provisions often contain both time and geographic limitations during the term of the agreement and for a period of years thereafter.

The dialysis services industry has undergone rapid consolidation. We estimate that, as of the end of 2019, the three largest for-profit dialysis providers, Fresenius Medical Care, DaVita and US Renal Care, together accounted for approximately

80% of the dialysis patients in the United States. We estimate that the largest not‑for‑profit provider of dialysis services, Dialysis Clinic, Inc., accounted for approximately 4% of dialysis patients in the United States and that hospital‑based providers accounted for approximately 4% of dialysis patients in the United States, while independent providers and small‑ and medium‑sized dialysis organizations, including our company, collectively accounted for the remainder. Consolidation continues to increase, intensifying competition in the dialysis services industry.

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

Reimbursement

We derive our revenues from providing outpatient and inpatient dialysis treatments. The sources of these revenues are principally government‑based programs, including Medicare, Medicaid and the Department of Veteran Affairs. Medicare and Medicaid may be provided through certified health maintenance organization plans and commercial insurance plans. Accordingly, changes to reimbursement under these programs, as well as federal budgetary constraints, may adversely affect our revenues. As a result of the automatic budget reductions resulting from the Budget Control Act of 2011 (i.e., sequestration), since April 1, 2013, Medicare reimbursement has been subject to a 2% reduction, and this reduction has been extended through 2029. In addition, we are subject to a variety of billing and coding requirements.

Medicare Reimbursement

ESRD Prospective Payment Rate System

Medicare payments for dialysis services are made under the ESRD Prospective Payment Rate System (“PPS”), a bundled payment rate which provides a fixed rate for the dialysis treatment itself plus a majority of the renal-related items and services provided to a patient during the dialysis treatment, including laboratory services, pharmaceuticals, such as ESAs, and medication administration, except for calcimimetic drugs, which are subject to a Transitional Drug Add-On Payment Adjustment (“TDAPA”) for the Medicare Part B ESRD payment. This bundled payment rate is set by CMS each calendar year by (i) updating that base rate from the prior year by a market basket percentage factor (accounting for changes over time in the prices of the mix of goods and services included in dialysis) minus a productivity adjustment; and (ii) multiplying the resulting rate by a wage index budget neutrality adjustment factor.

To determine the payment rate for an adult, the bundled base rate payable by Medicare is then subject to patient‑specific “case‑mix” adjustments that accommodate certain variations in resources required for treatment and the presence of certain co-morbidities, as well as facility-level adjustments for (i) certain high cost patient outliers reflecting unusual variations in medically necessary care, (ii) disparately high costs incurred by low volume facilities relative to other facilities, (iii) provision of home dialysis training and (iv) wage-related costs in the geographic area in which the provider is located. CMS has the discretion to include such other payment adjustments to the applicable base rate as CMS deems appropriate. Since the introduction of the ESRD PPS, such adjustments have varied from year to year.

A majority of dialysis patients are covered under Medicare. Dialysis patients become eligible for primary Medicare coverage at various times, depending on their age or disability status, as well as whether they are covered by an employer group health plan. Generally, for a patient not covered by an employer group health plan, Medicare becomes the primary payor after a three‑month waiting period, but this three-month waiting period may be partially or completely waived if the patient participates in a self‑dialysis training program or has a kidney transplant. For a patient covered by an employer group health plan, Medicare generally becomes the primary payor after 33 months, which includes the three‑month waiting period and a 30‑month coordination of benefits period, or earlier if the patient’s employer group health plan coverage terminates or the employer group health plan took into account the patient’s age‑based Medicare entitlement when he or she retired and is paying benefits secondary to Medicare. When Medicare becomes a patient’s primary payor, the payment rate for that patient shifts from the employer group health plan rate to the Medicare payment rate.

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

During the years ended December 31, 2019 and 2018, the Medicare ESRD PPS payment rates for our clinics were approximately $279 and $281, per treatment, respectively, including payments under TDAPA.

CMS issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS Final Rule for 2020 was issued on October 31, 2019 (the “2020 Final Rule”) and set the rates for calendar year 2020. The 2020 Final Rule includes a base rate of $239.33, representing a $4.06 increase from the 2019 base rate of $235.27, as well as certain changes to the TDAPA program, including an extension of the TDAPA program for calcimimetics to a third year while also reducing the basis of payment for the TDAPA program for calcimimetics in 2020 from the Average Selling Price (“ASP”) plus 6% to ASP plus 0%. CMS has estimated that the 2020 Final Rule, including the TDAPA program changes, would result in an overall increase of payments to ESRD facilities of 1.6%. Certain adjustment factors, including facility-level and patient-level adjustments, a training add-on and an outlier adjustment, could have the effect of increasing or decreasing the actual payment rate for some of our clinics at levels that are different than the overall national average update listed in the 2020 Final Rule’s impact analysis tables. Future adjustments to the ESRD PPS implemented by CMS could have a negative impact upon our Medicare program revenues. See “Item 1A. Risk Factors—Risks Related to Our Business—The bundled payment system under the Medicare ESRD program may not reimburse us for all of our operating cost.”

ESRD PPS Quality Incentive Program

The ESRD QIP affects Medicare payments based on performance of each facility on a set of quality measures. Dialysis facilities that fail to achieve the established quality standards have payments for a particular year reduced by up to 2%, based on a previous year’s performance. CMS modifies the ESRD QIP each year, such that the quality measures selected, the performance scoring system and other factors that impact a dialysis facility’s ESRD QIP performance will likely differ from year to year. CMS has established the ESRD QIP performance measures for payment years through 2024, but these measures and the scoring system may be subject to further change by CMS. For the payment year 2020 ESRD QIP, CMS will use eight clinical measures and seven reporting measures, encompassing anemia management, dialysis adequacy, vascular access type, patient experience of care, infections, mineral metabolism management, safety, pain management, depression management and hospital readmissions. Also for payment year 2020, CMS added a Standardized Hospitalization Ratio clinical measure and adopted a new Ultrafiltration Rate reporting measure. The payment year 2021 ESRD QIP measures replace the two existing vascular access type measures with new standard fistula rate and long-term catheter rate clinical measures, and revises the standardized transfusion ratio clinical measure. In the 2019 Final Rule, CMS removed four measures and added a new domain structure and weights beginning with payment year 2021. The four measures being removed are healthcare personnel influenza vaccination, pain assessment and follow-up, anemia management and serum phosphorous. CMS will also restructure the ESRD QIP’s domains and measure weights to align with the Meaningful Measures Initiative, a new CMS initiative aimed at identifying the highest priority areas for quality measurement and quality improvement. This will result in ESRD QIP scores for participating facilities based on four quality domains: patient and family engagement, care coordination, clinical care and safety. The 2019 Final Rule also finalized two new measures, the percentage of prevalent patients placed on a transplant waiting list and medication reconciliation for patients receiving care at dialysis facilities, beginning with payment year 2022. The 2020 Final Rule finalized certain updates to QIP beginning with payment year 2022, including an updated scoring methodology for the Dialysis Event reporting measure to allow new facilities and facilities that are eligible to report data on the measure for less than 12 months to be able to receive a score on that measure, and the conversion of the Standardized Transfusion Ratio clinical measure to a reporting measure. The 2020 Final Rule also finalized the performance and baseline periods for the payment year 2023 ESRD QIP and specified that, beginning with payment year 2024, CMS will automatically adopt performance and baseline periods that are advanced one year from those specified for the previous payment year.
Advancing American Kidney Health Initiative
On July 10, 2019, the U.S. President signed an Executive Order entitled “Advancing American Kidney Health Initiative,” which aims to increase awareness and prevention of kidney disease, encourage alternative treatment options such as home dialysis and increase kidney transplantation. The Executive Order also establishes a regulatory pathway to introduce new value-based payment models for ESRD, including a new End-Stage Renal Disease Treatment Choices mandatory model as well as four optional models to be developed by CMS through its Center for Medicare and Medicaid Innovation. The impact of the Executive Order and any related regulations associated with new mandatory or optional value-based payment models could materially adversely affect our result of operations.

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

Commercial Insurance

Before Medicare becomes the primary payor, a patient’s employer group health plan or private insurance plan, if any, is generally responsible for payment for up to the first 33 months, as discussed above. Although commercial payment rates vary, average commercial payment rates are generally higher than Medicare reimbursement rates. Commercial payment rates are either rates negotiated between us and insurers or third‑party administrators or rates based on the usual and customary fee schedule, typically at a discount. Pressure from commercial payors and an increase in our in-network payor relationships has resulted in lower average commercial payment rates. If our negotiations with commercial payors continue to result in overall commercial rate reductions in excess of our commercial rate increases, our revenues and operating results will be negatively impacted. In addition, as a result of the generally lower reimbursement rates from Medicare in comparison to commercial payors, the recent reduction in the number of patients insured through commercial insurance plans relative to the number of patients insured through government‑based programs has had, and a continuation of that reduction could have, a material adverse effect on our revenues, earnings and cash flows. See “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flows will be adversely affected.” Payment methods include a single lump‑sum per treatment amount, referred to as bundled rates, and separate payments for treatments and pharmaceuticals used as part of the treatment, referred to as fee for service rates. In certain circumstances, we may bill commercial payors as a non‑contracted or out-of-network provider.

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

For many of our clinics, we lease clinic space from entities in which physicians or other referral sources hold an ownership interest, and we sublease space to referring physicians. We set rent on a fair market value basis and believe that these arrangements satisfy the elements of the space rental safe harbor. See “Note 15—Leases” and “Note 19—Related Party Transactions” of the notes to the consolidated financial statements for additional information.

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

The penalties for a violation of the FCA range from $11,463 to $22,927 for each false claim plus three times the amount of damages caused by each false claim. The federal government has used the False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and other federal healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. Such prosecutions have resulted in substantial (multi‑million and multi‑billion dollar) settlements in addition to criminal convictions under applicable criminal statutes. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. When overpayments are identified, we endeavor to promptly return them to the applicable payor.

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

Information Systems

We have invested in areas such as information systems and data analytics in an effort to become more efficient and meet the demands for improved clinical outcomes. We are implementing an electronic medical record system at an increasing number of our facilities. We address our information and data security needs by relying on applicable members of our staff and third parties, including auditors and third‑party service providers. We have implemented administrative, physical and technical safeguards to ensure the security of personally identifiable, protected health and other sensitive or confidential information that we collect, process, store, access or use, and we take commercially reasonable actions to ensure that our third‑party service providers are taking appropriate security measures to protect the data and information they access, use or collect on our behalf. However, there is no guarantee that we can provide adequate security with respect to such data and information.

Trademarks

We own certain trademarks and logos, including AmericanRenal, AmericanRenal Associates, The Nephrologist is the Center of Our Universe and the American Renal Associates logo. Each one of these trademarks or logos is registered with the U.S. Patent and Trademark Office. We consider these trademarks and the associated name recognition to be important to our business.

Employees

As of December 31, 2019, we had 4,977 employees, consisting of 1,760 nurses, 2,116 patient care and equipment technicians and 1,101 other employees. Our medical directors are not our employees and are paid pursuant to their contractual arrangements. None of our employees are subject to collective bargaining agreements. Although we do not currently directly employ personnel that are members of a union, we lease employees in New York and the District of Columbia that are members of unions. We consider our relationships with our employees to be good.

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

Commercial payors pay us at rates that are generally significantly higher than Medicare rates and the rates paid by other government‑based payors such as state Medicaid programs. For the years ended December 31, 2019, 2018 and 2017, we derived approximately 27%, 30% and 35%, respectively, of net patient service operating revenues from commercial payors, including non-contracted providers, even though commercial payors were the source of reimbursement for approximately 12%,

12% and 13% of the treatments performed during the years ended December 31, 2019, 2018 and 2017, respectively, reflecting a decrease over the period in the proportion of commercial payors relative to government payors as a source of reimbursement. Medicare rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare patients. As a result, our ability to generate operating earnings is substantially dependent on revenues derived from commercial payors, some of which pay negotiated payment rates and others of which pay based on our usual and customary fee schedule, typically at a discount. To the extent the proportion of commercial payors continues to decrease relative to government payors as a source of reimbursement for treatments, it could have a material adverse effect on our revenues, operating results and cash flows, and this adverse effect on our revenues, operating results and cash flows will compound if the rates paid by commercial payors continue to decline, as described further below.

If the number of patients with commercial insurance declines, our operating results and cash flows will be adversely affected.

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
During the year ended December 31, 2019, we continued to experience an adverse change in the commercial treatment mix as compared to prior years, due to the introduction of more restrictive benefit plan designs by certain commercial payors, including plans with disincentives for patients to select or remain with out-of-network providers. For the years ended December 31, 2019 and 2018, the percentage of treatments accounted for by commercial payors and others, including ACA plans, but not including the U.S. Department of Veterans Affairs (the “VA”) was 9%, compared to 11% for the year ended December 31, 2017, and we expect it to remain lower. If there is a significant additional reduction in the number of ESRD patients insured through commercial insurance plans, whether ACA plans or non-ACA commercial insurance plans, relative to patients insured through government‑based programs, it will have a material adverse effect on our revenues, earnings and cash flows.
If there is a decline in financial assistance from charitable organizations to patients with commercial insurance, our operating results and cash flows would be adversely affected.
Some patients with commercial insurance coverage receive financial assistance from charitable organizations, such as the American Kidney Fund (“AKF”). Certain commercial payors have challenged the availability and legitimacy of charitable support as a premium funding source for patients, including through litigation and other strategies. A number of commercial payors have incorporated policies into their provider manuals limiting or refusing to accept charitable premium assistance from charitable organizations. Furthermore, we have received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been regulatory and legislative efforts considering the imposition of restrictions and obligations relating to the use, by patients on commercial plans, of charitable premium support. Regulators such as CMS have considered (and, in some instances, questioned) the use of charitable premium assistance for ESRD patients. For example, in October 2019, a California bill (AB 290) was signed into law that imposes restrictions and obligations related to the use, by patients on commercial plans, of charitable premium assistance in the State of California and limits the amounts paid to a provider for services provided to those patients if that provider has a financial relationship with the organization providing charitable premium assistance. This law, AB 290, was scheduled to take effect on January 1, 2020, but a federal court in California granted a preliminary injunction preventing the law from taking effect, pending the outcome of a lawsuit filed by AKF and others. Bills similar to AB 290 were recently introduced in Illinois (SB 650) and Oregon (SB 900), but have not been successfully passed to date. We cannot predict whether or when the California law may take effect or whether these or other similar bills may be passed in other states. See “—If the rates paid by commercial payors continue to decline, our operating results and cash flows will be adversely affected” below. If any of these challenges to ESRD patients’ use of premium support are successful or restrictions are imposed on the use of financial assistance from such charitable organizations such that patients are unable to obtain or continue to receive, or receive only for a limited duration, such financial assistance, our revenues, earnings and cash flow could be substantially reduced. Further, any law, rule or other regulatory action by CMS or other federal or state regulatory or legislative authorities that limits the payments that a dialysis provider can retain for treatments provided to commercial patients, affects payments made to providers for services provided to patients who receive charitable premium assistance and/or otherwise restricts or prohibits the use of charitable premium assistance could materially reduce our revenues.
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

If the rates paid by commercial payors continue to decline, our operating results and cash flows will be adversely affected.

The dialysis services industry is subject to rate pressure from commercial payors, including employer group health plans, as well as ACA plans and Medicare Advantage plans, as a result of general conditions in the market, recent and future consolidations among commercial payors and other factors. We are continuously in the process of negotiating agreements with our commercial payors, which has led to an increase in the number of in-network contracted payors that reimburse us at rates that are generally lower than out-of network payors.
Commercial payors generally seek to limit their costs through plans with disincentives for patients to select or remain with out-of-network providers, downward pressure on contracted commercial payor rates (whether under ACA plans, Medicare Advantage plans or otherwise), imposing reductions in payment rates if certain clinical measures are not met, efforts to design and implement plans that limit access to coverage, reductions in the duration and/or the breadth of benefits or even litigation that may result in decreased payments and/or disruption to our business. For example, there has been recent growth in the number of patients with Medicare Advantage plans, and the upcoming January 1, 2021 effective date under the 21st Century Cures Act, which will allow Medicare-eligible individuals with ESRD to enroll in Medicare Advantage plans, may further increase the number of such patients. A continued increase in the number of patients with Medicare Advantage plans may result in increased efforts by commercial payors to reduce the rates they pay to providers for services to such patients. From time to time, we are involved in disputes with commercial payors, whether in-network or out-of-network providers, that, even if resolved without litigation, may increase the leverage of those payors in negotiating rates with us. In addition, consolidations in the healthcare sector, including mergers of healthcare insurers and acquisitions of healthcare providers by insurers, may significantly increase the negotiating leverage of commercial payors. Our negotiations with payors are influenced by competitive and other pressures exerted by such payors, which may result in decreases to some of our contracted rates or a termination of certain of our relationships with commercial payors. In the event that our negotiations result in overall commercial rate reductions in excess of overall commercial rate increases and such changes are not offset by increases in the number of covered patients receiving our services, the net impact will have a material adverse effect on our revenues, results of operations and cash flows.
In addition to downward pressure on contracted commercial payor rates, commercial payors have in some instances decreased, and may continue to decrease, payment rates for non‑contracted providers. Commercial payors have been attempting to impose restrictions and limitations on patient access to ACA plans and non‑contracted or out-of-network providers. Some of our clinics are currently designated as out‑of‑network providers by some of our current commercial payors. Commercial payors have restructured, and may continue to restructure, their benefits to create impediments for patients in selecting particular providers, including disincentives for patients to select or remain with out‑of‑network providers. We have in the past, and may again in the future, determine that it is appropriate to enter into long-term contracts with commercial payors with respect to which we are an out-of-network provider, even if the reimbursement rates under the contracts are materially less favorable to us than the rates we currently receive. Reductions in contracted commercial payor rates or rates received with respect to non-contracted providers, or these or any other measures applied by commercial payors to limit their costs, may make certain dialysis centers economically unviable and could result in a significant decrease in our overall revenues derived from commercial payors and a material adverse effect on our operating results and cash flows.
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

For the year ended December 31, 2019, we derived approximately 73% of our revenues from reimbursement from government‑based and other programs, including 68% from the Medicare ESRD program and Medicare-assigned insurance through the Medicare Advantage program. The reimbursement that we receive from Medicare under the ESRD prospective payment rate system (the “ESRD PPS”), described under “Item 1. Business—Reimbursement—Medicare Reimbursement—ESRD Prospective Payment Rate System” may be insufficient to cover our treatment costs.

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

We have experienced significant clinic growth since our inception. We have grown primarily through the development of de novo dialysis clinics as JVs with new and existing partner nephrologists or nephrologist groups. Growth through development places significant demands on our financial and management resources, and we may not always be able to devote the resources or obtain the funding necessary for our desired growth projects. For example, the time and expense devoted to the Restatement caused delays in, or reconsideration of, certain de novo projects. Inability on our part to address these demands or resume the projects impacted by the re-evaluation of the timing of our investments could adversely affect our growth, our operating results and financial condition.
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
The development of a de novo dialysis clinic can be expensive and may include costs related to construction, equipment and initial working capital. De novo dialysis clinics are subject to various risks, including risks associated with the availability, timing and terms of financing for development, construction delays, securing appropriate licenses and permits, achieving brand awareness in new markets, managing increases in costs, competing for appropriate sites in new markets and maintaining adequate information systems and other operational system capabilities. Our ability to develop additional clinics may be limited by state certificate of need programs and other regulatory restrictions on expansion. States without certificate of need programs may begin restricting the development of new clinics, and states with existing programs may institute more restrictive measures.
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

We believe that an important component of our financial performance and growth is our partnership with physicians that purchase ownership interests in our joint venture clinics. Our ability to partner with physicians may be inhibited in markets where a large portion of nephrologists are subject to covenants not to compete with our competitors. Based on competitive factors and market conditions, physicians may seek to negotiate relatively higher levels of equity ownership in our clinics, consequently limiting or reducing our share of the profits from these clinics. Negative publicity related to the Restatement, the SEC investigation and related matters may also adversely impact our ability to attract and retain nephrologist partners. In addition, physician ownership in our clinics is subject to significant regulatory restrictions. See “—Our arrangements and relationships with our nephrologist partners and medical directors do not satisfy all of the elements of safe harbors to the federal anti‑kickback statute and certain state anti‑kickback laws and, as a result, may subject us to government scrutiny or civil or criminal monetary penalties or require us to restructure such arrangements.”
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

Our business strategy includes the selective acquisition of existing dialysis clinics. In general, acquiring an existing dialysis clinic is more costly than developing a de novo dialysis clinic but has historically been a faster means for achieving profitability and entering a new market. If we are unable to successfully execute on this strategy in the future, our future growth could be limited. We may be unable to identify suitable acquisition opportunities or to complete acquisitions in a timely manner and on favorable terms. The time and expense of the Restatement process has caused us to delay or decide not to pursue acquisitions that would have been beneficial to our growth. We may need to obtain additional capital or financing, from time to time, to fund these acquisitions. Sufficient capital or financing may not be available to us on satisfactory terms, if at all. In addition, our ability to acquire additional clinics may be limited by state certificate of need programs and other regulatory restrictions on expansion. Even if we are able to acquire additional clinics, there is no guarantee that we will be able to operate them successfully as stand‑alone businesses, or that any such acquired clinic will operate profitably or will not otherwise adversely impact our results of operations. Further, we cannot be certain that key talented individuals at the acquired clinic will continue to work for us after the acquisition or that they will be able to continue to successfully manage any acquired clinic. We also face significant competition from local, regional and national dialysis operators and other owners of clinics in pursuing attractive acquisition candidates. See “—Our competitors have increasingly adopted a JV model and compete with us for establishing de novo clinics, acquiring existing dialysis clinics and engaging medical directors, which could materially adversely impact our growth prospects.” The inability to acquire existing clinics on reasonable terms or in a cost‑effective manner could adversely affect our growth as well as our operating results and financial condition.
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

Federal laws impacting the payment rates or structure of Medicare reimbursement to our dialysis facilities may have an adverse effect on our revenues.
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
Federal budget sequestration cuts, including a 2% reduction to Medicare payments, became effective in 2013 and have been extended through 2029. These cuts have affected and will continue to affect our revenues, earnings and cash flows. In 2019, the U.S. President proposed additional spending cuts that have resulted in significant reductions in funding to Medicare and Medicaid. These measures and any similar measures proposed by the U.S. President or Congress, if adopted, could affect our revenues, earnings and cash flows. Future federal legislation relating to the federal government’s borrowing authority or deficit reduction may also have a negative impact on our financial performance.
Under the 21st Century Cures Act, which becomes effective on January 1, 2021, Medicare-eligible individuals with ESRD will be allowed to enroll in Medicare Part C Medicare Advantage managed care plans. We continue to evaluate the potential impact of this change in benefit eligibility, as there is significant uncertainty as to how many or which newly eligible ESRD patients will seek to enroll in Medicare Advantage plans for their ESRD benefits and how quickly any such changes would occur. If we fail to maintain contracts with Medicare Advantage payors with competitive rates or if our assumptions about how ESRD patients will respond to the 21st Century Cures Act are incorrect, it could have a material adverse effect on our results of operations and financial condition.

The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues.

On July 10, 2019, the U.S. President signed an executive order to launch the Advancing American Kidney Health initiative. As directed by the executive order, CMS released a proposed required payment model and four optional payment models to encourage preventative kidney care, home dialysis and kidney transplants. The four optional payment models are expected to enroll more than 200,000 Medicare patients in new arrangements with dialysis providers, and the required payment model, known as ESRD Treatment Choices, will encourage dialysis in the home. These changes in financial incentives for dialysis providers and the expansion of government programs could increase the number of patients who participate in such programs and the number of uninsured patients. Even for those patients who remain in private insurance plans, changes to those plans could increase patient financial responsibility, resulting in a greater risk of uncollectible receivables. Under the Advancing American Kidney Health initiative, our dialysis facilities may be subject to downward payment adjustments that could adversely affect our patient service operating revenues, results of operations and cash flows. In addition, any failure to build on our abilities to offer home dialysis options, a focus of the ESRD Treatment Choices model, could result in a reduction in the number of our patients, which could have a material adverse impact on our patient service operating revenues, results of operations and cash flows.

A continuing decline in the growth rate of the ESRD patient population and a continuing increase in kidney transplants could materially adversely affect our business, prospects, results of operations and cash flows.

According to the United States Renal Data System, the ESRD dialysis patient population has grown at an approximate compound rate of 3.7% from 2000 to 2017. However, the rate of growth of the ESRD patient population has generally been declining. In addition, the number of kidney transplants has been increasing in recent years, which may impact ESRD growth rates. This transplant rate may continue to increase in future years, particularly in light of the Advancing American Kidney Health initiative and related recent proposed actions by CMS to increase access to kidney transplants. If we experience significant patient attrition as a result of reductions in demand for dialysis treatments, including reduced prevalence of ESRD or an increase in the number of kidney transplants, it could materially adversely affect our business, prospects, results of operations and cash flows. See also “—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues.”

The ESRD Quality Incentive Program may adversely affect our business, results of operations, cash flows and revenues.

The ESRD Quality Incentive Program (“QIP”), which is administered by CMS, is designed to promote the provision of high‑quality dialysis services in outpatient dialysis facilities. Under the ESRD QIP, a portion of the bundled per treatment payment that a dialysis facility receives from Medicare is tied to the facility’s performance in a previous year on certain quality of care measures. These measures are based on specifications from CMS, as these may be updated from time to time. If a dialysis facility does not meet or exceed certain performance standards related to these measures during a performance year, the facility will be subject to a reduction in Medicare payments of up to 2% for all services performed during a subsequent payment year. CMS modifies the ESRD QIP each year, such that the quality measures selected, the performance scoring system and other factors that impact a dialysis facility’s ESRD QIP performance will likely differ from year to year. CMS has established the ESRD QIP performance measures for payment years through 2024, but these measures may be subject to further change by CMS. See “Item 1. Business—Reimbursement—Medicare Reimbursement” for a discussion of the currently established performance measures. Any changes to the ESRD QIP measures could have an adverse impact on our ability to avoid or minimize Medicare payment reductions under the ESRD QIP. Under the ESRD QIP, our dialysis facilities may be subject to downward Medicare program payment adjustments that could adversely affect our results of operations, cash flows and revenues.

Disruptions in federal government operations and funding create uncertainty in our industry and could have a material adverse effect on our business, results of operations and financial condition.

A substantial portion of our revenues is dependent on federal healthcare program reimbursement, and any disruptions in federal government operations could have a material adverse effect on our business, results of operations and financial condition. Any federal government shutdown and/or failure of the U.S. government to enact annual appropriations could have a material adverse effect on our business, results of operations and financial condition. Additionally, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations and create uncertainty about the pace of upcoming healthcare regulatory developments.

The federal government publishes performance and quality data on dialysis facilities, which includes a star rating system. If our facilities receive low ratings or if the ratings and data published by CMS are inaccurate, our revenues could be materially and adversely affected by a loss of patients or lack of new patients.

CMS includes a star rating system on the Dialysis Facility Compare (“DFC”) website, a portal that publishes qualitative and quantitative information regarding clinical outcomes and the efficacy of dialysis at Medicare certified dialysis facilities. The star rating system ranks facilities on a scale of 1 to 5 stars based on DFC quality measures and utilizes a normal distribution. Due to differences in patient populations and DFC quality measures, star ratings can vary significantly between dialysis facilities without reflecting actual differences in treatment quality. Although CMS has established the ESRD Star Rating Technical Experts Panel to review the methodology for producing the star ratings, there is no guarantee that star ratings will accurately reflect the quality of care provided at a dialysis facility. If our facilities receive low star ratings or if data published on the DFC website is inaccurate, it could adversely affect our ability to retain or attract new patients and, accordingly, adversely affect our revenues.

Changes in VA, state Medicaid or other non‑Medicare government programs or payment rates could adversely affect our operating results and financial condition.

For the year ended December 31, 2019, we derived approximately 3% of both our revenues and our treatment volume from patients primarily insured through the VA. To the extent the VA reduces the amount it pays under its bundled payment system or to the extent we lose VA patients as a result of VA policies, our operating results and financial condition could be adversely affected.

For the year ended December 31, 2019, we derived approximately 5% of our revenues and 7% of our treatment volume from patients who had Medicaid or Medicaid managed care as their primary insurer. As state governments face increasing budgetary pressure, they may propose reductions in payment rates, delays in the timing of payments, limitations on eligibility or other changes to Medicaid programs. Some states have already taken steps to reduce or delay payments. In addition, some states’ Medicaid eligibility requirements mandate that enrollees in Medicaid programs provide documented proof of citizenship. More recently, several states have begun adopting work or similar requirements for many enrollees in Medicaid. Our revenues, earnings and cash flows could be negatively affected to the extent that we are not paid by Medicaid or other state programs for services provided to patients who are unable to satisfy the eligibility requirements. If state governments reduce the rates paid by Medicaid programs for dialysis and related services, delay the timing of payment for services provided, further limit eligibility for Medicaid coverage or adopt changes to the Medicaid payment structure that reduce our overall payments from Medicaid, then our revenues, earnings and cash flows could be adversely affected.

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
In addition, changes in reimbursement rates for ESAs and other pharmaceuticals that are reimbursed outside of the bundled rate could similarly affect our operating results. For example, under the TDAPA program, the oral and IV forms of calcimimetics are separately reimbursed by Medicare and not included within the Medicare bundled payment rate system. However, the 2020 Final Rule reduced the amount of that reimbursement in 2020 from ASP plus 6% to ASP plus 0%, as described in “Item 1. Business—Reimbursement—Medicare Reimbursement,” which will have a negative impact on our revenues, earnings and cash flows. We cannot predict the timing and specifics of how CMS will permanently incorporate oral and IV calcimimetics into the Medicare bundled payment rate system after the TDAPA program period. Further changes in these reimbursement rates could lead to significant fluctuations in our operating income and could have a negative impact on our revenues, earnings and cash flows.
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

The ESAs required for our patients are supplied by Vifor International AG (“Vifor”), with the F. Hoffman-La Roche Ltd. drug branded as Mircera and the Pfizer drug branded as Retacrit, and Amgen Inc. (“Amgen”), with its drugs branded as EPOGEN (“EPO”) and Aranesp. The majority of the ESAs prescribed by our physicians during 2019 were supplied by Vifor under the terms of a five-year purchase agreement entered into in September 2017. We do not have the ability to pass on any price increases of ESAs to Medicare and Medicaid and may not have the ability to pass on price increases to commercial payors. Changes in the availability and cost of ESAs and other renal‑related pharmaceuticals could have a material adverse effect on our earnings and cash flows.

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

There are significant risks associated with estimating the amount of revenues that we recognize in a reporting period. Ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage, uncertainty as to the amounts paid by various insurers with which we have no contracts and other payor issues, such as ensuring appropriate documentation, complicate the billing and collection process. For example, in recognizing revenue from non-contracted payors, we estimate the transaction price based on usual and customary rates, reduced by contractual adjustments provided to those payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. In assessing the probability of claim payments, we review previous payment history and record a reserve, generally at the patient level, that results in an estimate of expected revenue such that it is probable that a significant revenue reversal will not occur in future periods. When we later receive cash with respect to prior period patient claims, we are required to reconcile our contractual allowance estimates for discounts and price concessions with the cash we subsequently receive. The Restatement resulted in part from our determination that in recording revenue based on expected payments from third-party payors during certain prior years, we did not appropriately reconcile contractual allowance estimates for discounts and price concessions with cash subsequently received in respect of prior period patient claims. We have taken and continue to take actions that we believe will remediate the material weaknesses that resulted in this failure to reconcile properly, but these actions have not had sufficient time to be deemed effective and may be ineffective to remediate the identified material weaknesses. See “—Risks Related to the 2019 Restatement—We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence.”
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

We are subject to a number of complex billing requirements. The process of providing medical care prior to receiving payment or determining a patient’s ability to pay carries risks which may adversely affect our revenues, bad debt expense and cash flows. Payor billing requirements may differ by the type of payor as well as by the individual payor contract. Reimbursement for services we provide may be conditioned upon, among other requirements, properly coding and documenting services. Further, payors may fail to pay or refuse to pay for services even when properly billed. Additional factors that may influence our ability to receive reimbursement include, but are not limited to:

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

The ACA has been the subject of extensive legislative and regulatory scrutiny, including efforts by Congress to repeal the ACA in its entirety, or to repeal, amend and replace a number of its provisions, as well as administrative actions delaying the effectiveness of key provisions. In December 2017, the U.S. President signed into law a provision repealing the penalty under the ACA’s individual mandate, which had required individuals to pay a fee if they failed to obtain a qualifying health insurance plan, effective for tax years beginning with 2019. This change and other policy changes by the federal government have adversely impacted the risk pool in certain ACA health insurance exchanges, and the nature and extent of commercial payor participation in the exchanges has fluctuated as a result. In addition, there have been lawsuits filed by various stakeholders pertaining to the ACA that may have the effect of modifying or altering various parts of the law, or repealing the law in its entirety. For example, in December 2019, the U.S. Court of Appeals for the Fifth Circuit ruled that the individual mandate of the ACA is unconstitutional because it can no longer be read as a tax following the repeal of the related penalty and remanded the case to a federal district court in Texas to determine what other provisions of the ACA remain valid, if any. While the other provisions of the ACA remain in effect pending the district court’s determination, such district court has previously ruled that the remaining provisions of the ACA were invalid without the individual mandate. We cannot predict whether the district court will again make such determination, how the U.S. Supreme Court may rule upon any appeal of the decision of the Fifth Circuit or whether there will be further lawsuits that result in a modification or complete repeal of the ACA. In addition, there may be other significant changes to the healthcare regulatory environment in the future, whether by administrative action or otherwise, that could have a material adverse effect on our business.
In recent years, some states have considered legislation, ballot initiatives or referendums, or policy changes that could, if implemented, impose additional requirements on our operations or limit payments to dialysis providers.  For example, a statewide ballot initiative filed in 2019 in California for the November 2020 election would impose certain regulatory requirements on dialysis clinics, including requirements related to physician staffing levels, clinical reporting and the ability to make decisions on closing or reducing services for dialysis clinics. Similar ballot initiatives were also proposed in Ohio and Arizona for the November 2018 election; however, neither initiative met the applicable requirements for inclusion on the state ballot for the November 2018 election. Similar legislation, ballot initiatives or referendums might be proposed in the future in these or other states. Changes such as those mandated by the California, Ohio and Arizona initiatives or similar future legislation, ballot initiatives or referendums, or related policy changes, could materially reduce our revenues and increase our operating expense, require us to close dialysis centers or reduce shifts and have a material adverse effect on our employee relations, treatment growth, productivity, business, results of operations and financial condition. Even if not passed or approved, our efforts to oppose such measures could result in substantial costs to us.

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

If we fail to adhere to all of the complex federal, state and local government laws, regulations and requirements that apply to our business, we could suffer severe consequences that could adversely affect our operating results and financial condition.

Our dialysis operations are subject to extensive federal, state and local government laws, regulations and requirements, all of which are subject to change. These government regulations currently relate to, among other things:

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

•
federal and state laws regarding record-keeping requirements, privacy and security protections applicable to the collection, use and disclosure of protected health and other personally identifiable information, security breach notification requirements relating to protected health and other personally identifiable information, and standards for the exchange of electronic health information, electronic transactions and code sets and unique identifiers for providers;

•	corporate practice of medicine;

•	licensing and certification requirements applicable to our dialysis clinics;

•	certificate of need laws and regulations; and

•	regulation related to health, safety and environmental compliance, including medical waste disposal.

Because of the breadth of these laws, regulations and requirements, and the strict requirements of exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws, regulations or requirements. Achieving and sustaining compliance with these laws, regulations and requirements may prove costly. Failure to comply can result in civil and criminal penalties such as fines, damages, overpayment recoupment, loss of enrollment status and exclusion from federal healthcare programs. These laws, regulations and requirements are promulgated and overseen by a number of different legislative, administrative, regulatory and quasi-regulatory bodies, each of which may have varying interpretations, judgment or related guidance. Further, many of these laws, regulations and requirements have not been fully interpreted by the regulatory authorities or the courts. While we endeavor to monitor, assess and respond to these various requirements, we may not be successful in adhering to all of them. Our failure to accurately anticipate the application of these requirements to our business or any other failure to comply with the requirements could create liability for us and negatively affect our business. Any action against us for violation of these requirements, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

In addition, the laws, regulations and requirements governing the provision of healthcare services may change significantly in the future. Any new or changed healthcare laws, regulations or requirements may materially adversely affect our business.

A review of our business by judicial, law enforcement, regulatory or accreditation authorities under existing or new healthcare laws, regulations or requirements could result in a determination that we were in violation of such provisions. If such a determination were to be made, we could suffer severe consequences that would have a material adverse effect on our revenues, earnings, cash flows and financial condition, including:

•	loss of required government certifications or suspension, exclusion or termination of our participation in government payment programs;

•	refunds to the government and third‑party payors of amounts received in violation of law or applicable program or contract requirements;

•	loss of licenses or certificates of need required to operate healthcare clinics in the states in which we operate;

•	reductions in payment rates or coverage for dialysis and ancillary services and pharmaceuticals;

•	fines, damages, monetary penalties, and civil or criminal liability, which could be material;

•	becoming subject to a corporate integrity agreement and the retention of an independent monitor to monitor compliance with such an agreement;

•
enforcement actions, investigations or audits by governmental agencies or state law claims for monetary damages by patients who believe their protected health information has been used, disclosed or not properly safeguarded in violation of federal or state patient privacy laws, including HIPAA;

•
mandated changes to our practices or procedures, including with respect to our billing and business practices, that significantly increase operating expenses or subject us to ongoing audits or reporting requirements;

•
termination of various relationships and/or contracts related to our business, including joint venture arrangements, medical director agreements, real estate leases, consulting agreements with physicians or contracts with healthcare providers; and

•
harm to our reputation, which could negatively impact our business relationships, affect our ability to attract and retain patients and physicians, affect our ability to obtain financing and decrease access to new business opportunities.

Heightened federal and state investigation and enforcement efforts could subject us to increased costs of compliance and material adverse consequences.

Both federal and state government agencies, as well as commercial payors, have heightened and coordinated audits and administrative, civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare organizations. These investigations relate to a wide variety of topics, including cost reporting and billing practices, quality of care, financial reporting, financial relationships with referral sources and medical necessity of services provided.
To enforce compliance with the federal laws, the U.S. Department of Justice and the Department of Health and Human Services Office of Inspector General (“OIG”) have increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time‑ and resource‑consuming and can divert management’s attention from the business.  Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $11,463 to $22,927 per false claim or statement made after November 2, 2015 and $5,500 to $11,000 for claims or statements before that date, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings, including qui tam or whistleblower suits brought by private individuals on behalf of the government. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.
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

The laws and regulations relating to our operations vary from state to state, and many states prohibit general business corporations, as we are, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting professional fees with physicians. In some states, these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. Possible sanctions for violation of these restrictions include loss of license and civil and criminal penalties. In addition, agreements between the corporation and the physician may be considered void and unenforceable. We have endeavored to structure our activities and operations to avoid conflict with state law restrictions on the corporate practice of medicine, and we have endeavored to structure all of our corporate and operational agreements to conform to any licensure requirements, fee‑splitting and related corporate practice of medicine prohibitions. However, other parties may assert that we are engaged in the corporate practice of medicine or unlawful fee‑splitting despite the way we are structured. Were such allegations to be asserted successfully before the appropriate judicial or administrative forums, we could be subject to adverse judicial or administrative penalties, certain contracts could be determined to be unenforceable or we could be required to restructure our contractual arrangements. We may not be able to operate in certain states, which would adversely impact our business, financial condition and results of operations.
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

We are required to obtain federal and state certification for participation in the Medicare and Medicaid programs before we can begin billing for patients treated in our clinics who are enrolled in government‑based programs. Due to budgetary pressures and staffing limitations, significant delays in obtaining initial certification have occurred in some states, including for our clinics, and additional delays may occur in the future. In addition, the Bipartisan Budget Act of 2018 allows for independent accreditation organizations approved by HHS to accredit dialysis facilities and imposes certain timing requirements regarding the initiation of initial surveys to determine if certain conditions and requirements for payment have been satisfied. During 2019, we began working with an independent accreditation organization to conduct certification surveys in certain of our newly-opened de novo clinics. Failures or delays in obtaining certification, particularly if they become more widespread, or any failure or delay in our ability to obtain accreditation from the applicable independent accreditation organizations, could cause significant delays in our ability to bill for services provided to patients covered under government programs, cause us to incur write‑offs of investments or accelerate the recognition of lease obligations in the event we have to close clinics or our clinics’ operating performance deteriorates. Any of these factors could have an adverse effect on our growth and operating results.
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
We have entered into a Transition Services Agreement with Joseph Carlucci, the Chairman of the Board of Directors and our Chief Executive Officer, pursuant to which Mr. Carlucci will resign as a member of the Board and as our Chief Executive Officer on the earlier to occur of (i) the date on which a successor chief executive officer designated by the Board commences employment with us and (ii) the date of Mr. Carlucci’s termination of employment with us for any reason, following which he will transition to a consultant position. We face significant competition for new executives and may not be able to find a suitable successor to Mr. Carlucci, which could have a material adverse effect on our business and financial results.

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

The dialysis services industry is highly competitive. Because of the lack of barriers to entry into the dialysis services business and the ability of nephrologists to be medical directors for their own clinics, competition in existing and expanding markets is not limited to large competitors with substantial financial resources. According to CMS data, there were more than 7,400 dialysis clinics in the United States as of November 1, 2019. We face competition from large and medium‑sized providers for patients and for the acquisition of existing dialysis clinics. We face particularly intense competition for the identification of nephrologists, whether as attending physicians, medical directors or nephrologist partners. In many instances, our competitors have taken steps to include comprehensive non‑competition provisions within various agreements, thereby limiting the ability of physicians to serve as medical directors or potential joint venture partners for competing dialysis clinics. These non‑competition provisions often contain both time and geographic limitations during the term of the agreement and for a period of years thereafter. Such non‑competition provisions may limit our ability to compete effectively for nephrologists. In addition, our reputation and relationships with nephrologists may be adversely impacted by the Restatement, the SEC investigation, class action and derivative lawsuits and other issues in connection with the Restatement, which could lead to nephrologists being less willing to become or continue to serve as an attending physician, nephrologist partner or medical director of our clinics.

The dialysis services industry has undergone rapid consolidation. We estimate that, as of the end of 2019, the three largest for-profit dialysis providers, Fresenius Medical Care, DaVita and US Renal Care, together accounted for approximately 80% of the dialysis patients in the United States. We estimate that the largest not-for-profit provider of dialysis services, Dialysis Clinic, Inc., accounted for approximately 4% of the dialysis patients in the United States and that hospital-based providers accounted for approximately 4% of the dialysis patients in the United States, while independent providers and small- and medium-sized dialysis organizations, including our company, collectively accounted for the remainder. Consolidation continues to increase, thereby intensifying competition in the dialysis services industry. If we are unable to compete effectively in the dialysis services industry, our business, prospects, results of operations and financial condition could be materially and adversely affected.

Our competitors have increasingly adopted a JV model and compete with us for establishing de novo clinics, acquiring existing dialysis clinics and engaging medical directors, which could materially adversely impact our growth prospects.

The development, acquisition and operation of dialysis clinics is highly competitive. Our competition comes from other dialysis clinics, many of which are owned by much larger public companies, small to mid‑sized private companies, acute care hospitals, nursing homes and physician groups. The dialysis services industry is rapidly consolidating, resulting in several large dialysis services companies competing with us for the acquisition of existing dialysis clinics and the development of relationships with nephrologists to serve as medical directors for new clinics. Several dialysis companies, including some of our largest competitors, have adopted a JV model of dialysis clinic ownership, resulting in increased competition in the development, acquisition and operation of JV dialysis clinics. Competition to develop clinics using a JV model could materially adversely affect our growth as well as our operating results and financial condition. Some of our competitors have significantly greater financial resources, more dialysis clinics, a significantly larger patient base and are vertically integrated and, accordingly may be able to achieve better economies of scale by asserting leverage against their suppliers, payors and other commercial parties. In addition, because of the ease of entry into the dialysis business and the ability of physicians to serve as medical directors for their own centers, competition for growth in existing and expanding markets is not limited to large competitors with substantial financial resources. We may experience competition from former medical directors or attending physicians who open their own dialysis centers. If we face a reduction in the number of our medical directors or nephrologist partners, it could adversely affect our business.
Deteriorations in economic conditions, particularly in states where we operate a large number of clinics, as well as disruptions in the financial markets or the effects of natural or other disasters, public health crises or adverse weather events, such as hurricanes, earthquakes, fires or flooding, could adversely impact our operating results and financial condition.

Deteriorations in economic conditions could adversely affect our operating results and financial condition. Among other things, the potential decline in federal and state revenues that may result from these conditions may create additional pressures to contain or reduce reimbursements for our services from Medicare, Medicaid and other government sponsored programs. Our business may be particularly sensitive to economic conditions in certain states in which we operate a large number of clinics, such as Florida (44 clinics), Texas (26 clinics), Georgia (20 clinics), Ohio (17 clinics), Pennsylvania (16 clinics), Massachusetts (14 clinics), Colorado (13 clinics), South Carolina (12 clinics) and others. In addition, to the extent that commercial payors are adversely affected by a decline in the economy, we may experience further pressure on commercial rates, delays in fee collections and a reduction in the amounts we are able to collect.

Further, our operations, including at our dialysis clinics, may be adversely impacted by the effects of natural or other disasters, public health crises such as epidemics or pandemics, or adverse weather events, such as hurricanes, earthquakes, fires or flooding. We may incur additional costs to safeguard against or respond to events of this type. Patients with chronic illness such as ESRD may be more susceptible to public health crises, such as the coronavirus (COVID-19) outbreak. In the event that a staff member or patient is determined to have developed a disease, we may be required to incur costs to identify, contain and remedy the impacts of those occurrences, which costs could be significant, or may be subject to claims and associated liabilities by our staff, patients or others who may have been exposed at one of our facilities. We may elect to, or state or local health department may require us or our referral sources to, close one or more facilities or limit patient admissions as a precautionary measure in order to avoid the spread of a disease.  Further, an epidemic or other public health crisis might result in staffing or supply shortages, which could limit the number of patients we are able to service. Any such public health crisis or other occurrence that results in a failure of the fitness of our dialysis clinics or otherwise adversely impacts the safety of our staff or patients could lead us to face adverse consequences, including compliance or regulatory investigations, any of which could materially impact our operating results and financial condition, and could materially harm our reputation.

In addition, we operate 44 clinics in Florida and 26 clinics in Texas, states that have in the past experienced and may in the future experience hurricanes. Natural or other disasters or adverse weather events could significantly damage or destroy our facilities, disrupt operations, increase our costs to maintain operations and require substantial expenditures and recovery time to fully resume operations.

The precise nature, duration and consequences of significant and disruptive events such as the foregoing are difficult to predict and could adversely affect our operations and financial condition.

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

We are implementing an electronic medical record (“EMR”) system at an increasing number of our facilities. The cost of implementing an EMR system at our facilities may be significant, and the system’s launch may be unsuccessful or may result in inefficiencies. Defects or design issues with the EMR may increase costs and subject us to additional regulatory risks. For example, problems with system implementation and operation may increase the likelihood of or cause noncompliance with federal and state security and privacy laws such as HIPAA and with requirements imposed by third‑party payors. If such issues were to arise, they could materially adversely affect our revenues, cash flows and operating results.
We may be subject to liability claims for malpractice, professional liability and other matters that could harm our reputation or result in damages and other expenses not covered by insurance that could adversely impact us.

Our business, and in particular the administration of dialysis services to patients, subjects us to litigation and liability for damages based on an allegation of malpractice, professional negligence in the performance of our treatment and related services, the acts or omissions of our employees, or other matters. Our exposure to this litigation and liability for damages increases with growth in the number of our clinics and treatments performed. Potential judgments, settlements or costs relating to potential future claims, complaints or lawsuits could result in substantial damages and could subject us to the incurrence of significant fees and costs. In addition, our business, reputation, profitability and growth prospects could suffer if we face negative publicity in connection with such claims, including claims related to adverse patient events, contractual disputes, professional and general liability, workplace behavior or other personnel matters and directors’ and officers’ duties. We maintain liability insurance in amounts that we believe are appropriate for our operations, including professional and general liability insurance. Our insurance coverage may not cover all claims against us, and insurance coverage may not continue to be available at a cost satisfactory to us to allow for the maintenance of adequate levels of insurance. If we incur damages or defense costs in connection with a claim that is outside the scope of any applicable insurance coverage or if one or more successful claims against us exceeds the coverage limit of our insurance, it could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our insurance costs have been increasing substantially over the last several years, and our coverage may not be sufficient to cover claims and losses.

We maintain a program of insurance coverage against a broad range of risks in our business, including professional liability insurance, which is subject to deductibles. The premiums and deductibles under our insurance program have been increasing over the last several years as a result of litigation activity and general business rate increases. We are unable to predict further increases in premiums and deductibles, but based on recent experience, we expect further increases in premiums and deductibles, which could adversely impact our earnings. The liability exposure of operations in the healthcare services industry has increased, resulting not only in increased premiums but also in limitations on the liability covered by insurance carriers. We may not be able to obtain necessary or sufficient insurance coverage for our operations upon expiration of our insurance policies, or obtain any insurance on acceptable terms, if at all, which could materially and adversely affect our business, financial condition and results of operations. In addition, we could be materially and adversely affected by the collapse or insolvency of our insurance carriers.
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

A substantial number of our JV operating agreements grant our nephrologist partners rights to require us to purchase their ownership interests at the estimated fair value as defined within the applicable JV operating agreement, at certain set times or upon the occurrence of certain triggering events. Except in the case of event-based triggers and a limited number of time-based triggers, our nephrologist partners in each JV are generally required to collectively maintain a minimum percentage, most commonly at least 20%, of the total outstanding membership interests in the clinic following the exercise of their put rights. Event‑based triggers of these rights in various JV operating agreements may include the sale of all or substantially all of our assets or the assets of a clinic, closure of the clinic, change of control of us or of a clinic, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, material breach of the operating agreement or if third-party members are dissolved and other events. Time‑based triggers give nephrologist partners at certain of our clinics the option to require us to purchase previously agreed upon percentages of their ownership interests at certain set dates. The timing of when some of the time‑based put rights are exercisable may be accelerated upon the occurrence of certain events, such as those noted above.
 The estimate of the fair values of the interests subject to these put provisions is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these obligations may ultimately be settled in the future. The estimated fair values of the interests subject to these put provisions can also fluctuate, and the implied multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. As of December 31, 2019, we had recorded liabilities of $111.8 million for all existing time‑based put obligations, of which we have estimated $17.3 million were accelerated as a result of physicians with IPO put rights having elected to exercise, or who may potentially exercise, the puts, and $14.7 million for all existing event‑based put obligations to our nephrologist partners. The funds required to honor our put obligations may make it difficult for us to meet our other debt obligations, including obligations under our credit facilities, or could require us to incur additional indebtedness or issue additional common stock to fund such purchases.

In certain limited circumstances some of our nephrologist partners may have the right to purchase our JV ownership interests, which rights could affect the value of our company.
 In certain limited circumstances, some of our JV operating agreements grant our nephrologist partners rights to purchase our ownership interests in the applicable JV. A limited number of our JV operating agreements give our nephrologist partners the right to purchase all of our membership interests within a specified period at fair market value or otherwise dissolve the JV. In the event of a change of control transaction, such as a merger or a sale of all or substantially all of our assets or stock to a third party, or the departure of key executives, some of our nephrologist partners would have the right to purchase all of our ownership interests in the applicable JV or require us to offer to sell our ownership interests in the applicable JV to them at a purchase price typically based, in whole or in part, on the clinic valuation or transaction valuation. These provisions could adversely affect the value of our company to a potential acquirer and our ability to fully realize the value of a change of control transaction.

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

We have substantial indebtedness. As of December 31, 2019, we had total consolidated indebtedness of $600.1 million. Our high level of indebtedness could, among other consequences:

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
In addition, the interest rates on the floating rate debt under our 2017 Credit Agreement currently use LIBOR as the benchmark for establishing such rates. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit rates for the calculation of LIBOR rates after 2021, resulting in the possible unavailability or lack of suitability of LIBOR as a benchmark rate. While our borrowing arrangements provide for an alternative base rate, the consequences of the possibility of LIBOR becoming unavailable or not suitable cannot be reasonably predicted at this time. Use of the alternative base rate as a basis for calculating interest with respect to our outstanding floating rate indebtedness could lead to an increase in the interest we pay and a corresponding increase in the cost of such indebtedness, and could affect our ability to refinance some or all of our existing indebtedness or otherwise have a material adverse impact on our business, financial condition and results of operations.

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

In addition, under our credit facilities and our third-party clinic-level debt, we are required to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those ratios and tests. We are also required under our credit facilities to timely deliver our financial statements prepared in accordance with GAAP, and we are required to deliver clinic-level financial statements under our third-party clinic-level debt. To the extent that we fail to meet our requirements to timely deliver consolidated or clinic-level financial statements prepared in accordance with GAAP, to comply with our financial covenants, to pay interest or principal when due or to meet other covenants and requirements contained within our credit facilities, we may default under one or more of our credit facilities or clinic-level debt. For example, due to the factors that led to the Restatement and our material weaknesses, we were not able to timely deliver our financial statements for the fiscal year ended December 31, 2018 and for each of the fiscal quarters ended March 31, 2019 and June 30, 2019, and we determined in connection with the Restatement that the consolidated financial statements for the fiscal year ended December 31, 2017 and for the fiscal quarters in 2017 and 2018 that we had previously delivered to the lenders under our credit facilities were not prepared in accordance with GAAP. These failures on our part resulted in defaults under our credit facilities, our third-party clinic level debt and our Assigned Clinic Loans (as defined in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Factors Affecting Our Results of Operations—Impact of the IPO and Certain Legal Matters”). See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt Facilities.” To remedy the defaults under our credit facilities, we entered into an amendment to our credit facilities, whereby we provided lenders with consent fees, are subject to increased constraints on our ability to borrow under our credit facilities and are required to pay higher interest costs. In addition, to remedy defaults under our third-party clinic-level debt, we obtained individual waivers or forbearances from substantially all of our third-party clinic lenders. More recently, we have entered into agreements with certain of our third-party clinic lenders waiving defaults arising from certain financial reporting obligations at the clinic level and temporarily extending the period for calculation of certain financial covenants for some of these clinic loans.
A breach of any of those requirements or covenants could result in a default under our credit facilities and require further amendments, leading to increases in consent fees to lenders or increased interest costs, the imposition of additional constraints on borrowing or potentially more serious liquidity constraints and adverse financial consequences. In connection with any waivers or defaults, we may also be required to take certain actions adverse to our business and results of operations, which may include imposing additional operational restrictions, capital calls to certain joint venture clinic owners, or closing or selling one or more clinics. Upon the occurrence of an event of default under our credit facilities, our lenders could elect to declare all amounts outstanding under our credit facilities to be immediately due and payable and terminate all commitments to extend further credit.
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

In March 2017, we entered into a forward starting interest rate swap agreement with a notional amount of $133 million and two interest rate cap agreements with notional amounts totaling $147 million, as a means of reducing our exposure to the floating interest rate component on $440 million of our variable rate debt under our term loans. The swap and interest rate caps are designated as a cash flow hedge, with a termination date of March 31, 2021. We may enter into additional interest rate swaps or other derivative financial instruments to further limit our exposure to changes in variable interest rates. Such instruments may result in economic losses should interest rates decline to a point lower than our fixed rate commitments. We are exposed to credit‑related losses, which could impact our results of operations in the event of fluctuations in the fair value of the interest rate swaps due to a change in the creditworthiness or non‑performance by the counterparties to our derivative financial instruments.
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

Risks Related to our 2019 Restatement

In our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), we included audited amended and restated financial statements and other financial information for the fiscal years ended December 31, 2017 and 2016, unaudited restated financial information for certain fiscal quarters and year-to-date periods during the years ended December 31, 2018, 2017 and 2016, and selected financial data for the years ended December 31, 2015 and 2014 derived from unaudited amended and restated financial statements (collectively, “Restated Periods”). We also corrected for adjustments affecting fiscal years prior to 2014 as a cumulative adjustment to the balance of retained earnings as of December 31, 2013. We refer to the foregoing restatements as the “Restatement.” The following subsection describes certain of the ongoing risks relating to the Restatement.

We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence.

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act and is required to evaluate the effectiveness of these controls and procedures on a periodic basis and publicly disclose the results of these evaluations and related matters in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In the 2018 Form 10-K, management identified material weaknesses that existed as of December 31, 2018, including material weaknesses relating to the ineffectiveness, or failure to maintain effective controls relating to: (1) the control environment, (2) accounting for net patient service operating revenues, net accounts receivable, amounts due to payors, income taxes, noncontrolling interests and review and approval of journal entries, (3) information and communication and (4) monitoring. As discussed in “Item 9A.  Controls and Procedures,” our management has concluded that the material weaknesses that existed at December 31, 2018 had not been fully remediated as of December 31, 2019. In addition, in connection with our ongoing remediation efforts, our management has identified an additional material weakness that existed as of December 31, 2019. Our management has determined that our controls over the financial statement close process were not effectively designed to ensure that our financial statements are in compliance with GAAP due to a lack of sufficient accounting and supervisory personnel.

 A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. We have taken and will continue to take actions that we believe will remediate the material weaknesses we have identified. However, these material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We cannot predict when this determination will be made, or that the actions taken will be effective to remediate the identified material weaknesses. We will also continue to review, optimize and enhance our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to strengthen controls or to modify our remediation plan, which may require additional implementation time. We cannot predict when any additional remediation measures will be fully developed, the timing and effectiveness of our implementation of these remediation measures or the aggregate cost of implementation.  Until our remediation measures are determined to be operating effectively, our management may be required to continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation measures are inadequate, there will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain misstatements that will be undetected. If we are unable to report our results in a timely and accurate manner, then we may not be able to comply with the applicable covenants in our credit agreement or agreements governing our third-party clinic-level debt, and we may be required to seek additional amendments or waivers under these agreements, which could adversely impact our liquidity and financial condition. See “—Risks Related to Our Business—Our debt agreements impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities and taking some actions, and our failure to comply with these restrictions may subject us to increased interest expense, lender consent and amendment costs or other adverse financial consequences.” Further and continued determinations that there are material weaknesses in the effectiveness of our internal control over financial reporting could reduce our ability to access the capital markets or obtain financing or could increase the cost of any financing we obtain and require additional expenditures of both money and our management’s time to comply with applicable requirements. In addition, we may discover additional weaknesses in our internal control over financial reporting.

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

We and our current and former executive officers and directors could become subject to further private litigation arising out of the Restatement. Our management has been, and will continue to be, required to devote significant time and attention to these matters, and these actions and any additional litigation that arises could have a material adverse impact on our revenues, operating results and cash flows. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant legal and other expenses investigating the claims underlying this litigation and expect to continue to need to incur significant legal and other expenses relating to these matters.

We are subject to an ongoing SEC investigation, which has and will continue to require significant legal and other expense and management time and attention, and could result in a government enforcement action that could have a material adverse impact on our revenues, operating results and cash flows.

As previously disclosed, the Staff of the SEC is currently investigating certain revenue recognition, collections and related matters relating to us. We have incurred, and will continue to incur, significant expenses related to audit, legal, consulting and other professional services in connection with the SEC investigation and related legal and regulatory matters. These expenses and the diversion of the attention of our management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our revenues, operating results and cash flows.

Furthermore, if the SEC commences legal action as a result of its investigation, we and certain of our current and former executive officers could be required to pay significant penalties and become subject to injunctions, cease and desist orders and other equitable remedies. We can provide no assurances as to the outcome or timing of the SEC investigation or any other related governmental or regulatory investigation.

Our indemnification obligations and limitations of our director and officer liability insurance could result in significant legal expenses or damages and cause our business, financial condition, results of operations and cash flows to suffer.

Certain of our current and former executive officers are the subject of the above-referenced lawsuits as individual defendants, and they, along with other executive officers and our directors, could become subject to further private litigation or one or more government investigations or enforcement actions arising out of the Restatement. Under Delaware law and our amended and restated bylaws, we have indemnification obligations to our current and former executive officers and directors in relation to these matters or potential matters, as the case may be. These indemnification obligations have resulted and may continue to result in significant legal expenses to us, and may result in fines, settlement costs or other expenses for which we may be required to provide indemnification.

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

Our operations and business rely on our reputation and relationships with our patients, the nephrologist community, including our nephrologist partners, medical directors, vendors, creditors, referral sources and other constituents important to our business. The Restatement, the SEC investigation, class action and derivative lawsuits and other issues in connection with the Restatement could have an adverse impact on our reputation and these relationships, including certain contractual arrangements with these persons. For example, the Restatement has impacted certain of our clinic-level financial statements for the Restated Periods, which could affect past calculations under certain of our physician agreements. This impact could impair our relationships with the affected nephrologist partners or result in disputes with them, contractual or otherwise. Nephrologists, for whom we already face intense competition, may be less willing to become or continue to serve as nephrologist partners or as medical directors. An inability to attract suitable nephrologist partners on terms acceptable to us could delay or impair our de novo clinic growth. If we are not able to attract new medical directors or maintain existing medical director relationships, our ability to provide medical services at our facilities would be impaired, resulting in reduced revenues. In addition, the Restatement and existence or outcome of the SEC investigation and lawsuits could generate negative publicity and lead to a lack of confidence in our business, which could have an adverse effect on our reputation with referral sources and our patients themselves. The occurrence of any of the foregoing could harm our business and reputation and adversely affect our financial position, results of operations and cash flows.

Delayed filing of some of our periodic SEC reports has made us currently ineligible to use a registration statement on Form S-3 to register the offer and sale of securities, which could adversely affect our ability to raise future capital or complete acquisitions.

Because we were unable to file the 2018 Form 10-K and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019 with the SEC on a timely basis, we are not eligible to register the offer and sale of our securities using a registration statement on Form S-3 until we have timely filed all periodic reports required under the Exchange Act for one year. It is possible that, in the event of an enforcement action by the SEC, the final terms of any settlement with the SEC may further prolong our inability to register securities on Form S-3. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, we would be required to file a registration statement on Form S-1 and have it reviewed and declared effective by the SEC. Doing so would likely take significantly longer than filing a registration statement on Form S-3 and increase our transaction costs, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

Risks Related to the Ownership of Our Common Stock

Our stock price has been and will likely continue to be volatile and fluctuate substantially. As a result, you may not be able to resell your shares at or above your purchase price.
The market price of our common stock has been and will likely continue to fluctuate substantially as a result of many factors, some of which are beyond our control. For example, since January 1, 2019, the trading price of our common stock on the New York Stock Exchange (the “NYSE”) has ranged from a low of $5.48 to a high of $14.11 through March 15, 2020. These fluctuations could cause you to lose all or part of the value of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:

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

As of December 31, 2019, we have a total of 32,976,416 shares of common stock outstanding.  Of those shares, 13,506,781 shares are freely tradable without restriction or further registration under the Securities Act of 1933, as amended (the “Securities Act”), though certain shares remain subject to continued service vesting requirements. The remaining 19,469,635 shares are held by our affiliates, including our directors, executive officers and other affiliates (including Centerbridge) and are “restricted securities” within the meaning of Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions on resale. Restricted securities may be sold in the public market only if they are registered under the Securities Act or are sold pursuant to an exemption from registration such as Rule 144. Pursuant to our amended and restated registration rights agreement, we have filed and had declared effective a registration statement with the SEC for the resale of up to 19,017,413 shares of our common stock by Centerbridge, Joe Carlucci, our Chief Executive Officer, and Syed Kamal, our President. Shares covered by such registration statement represented approximately 58% of our outstanding common stock as of December 31, 2019. These outstanding shares of common stock will become freely tradable without compliance with Rule 144 upon any sale pursuant to the registration statement. However, because we were unable to file our 2018 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 with the SEC on a timely basis, none of Centerbridge or Messrs. Carlucci or Kamal will be able to use such registration statement for resales of stock held by them until we have timely filed all periodic reports required under the Exchange Act for one year.

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

As of December 31, 2019, we have issued outstanding options to purchase 4,803,146 shares of our common stock. In addition, we had 1,437,563 shares reserved for future issuance under our 2016 Omnibus Incentive Plan. We have registered all of the common stock subject to outstanding stock options and other equity awards, as well as shares reserved for future issuance, under our 2016 Omnibus Incentive Plan. Accordingly, shares registered under such registration statements are generally available for sale in the open market, subject to our trading policies and, in the case of shares held by our officers and directors, to volume limits under Rule 144.

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

As of December 31, 2019, Centerbridge beneficially owned approximately 53% of our outstanding common stock. Investment funds associated with or designated by Centerbridge have the ability to elect a majority of the members of our board of directors and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws, and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, Centerbridge may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you. For example, Centerbridge could cause us to make acquisitions that increase our indebtedness. Centerbridge may direct us to make significant changes to our business operations and strategy, including with respect to, among other things, clinic openings and closings, sales of other assets, employee headcount levels and initiatives to reduce costs and expenses.

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

We are an emerging growth company, and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements, in order to comply with the rules and regulations imposed by the Sarbanes‑Oxley Act, as well as rules implemented by the SEC and the NYSE. These costs will further increase after we cease to qualify as an emerging growth company. Furthermore, as we grow our business, our disclosure controls and internal control over financial reporting will continue to become more complex, and we may require significantly more resources to ensure the effectiveness of these controls. We have identified material weaknesses in our internal control over financial reporting that existed as of December 31, 2018 in connection with the Restatement that had not been fully remediated as of December 31, 2019. These material weaknesses have required, and will continue to require, management and other personnel to devote a substantial amount of time to remediation efforts, as described in “—Risks Related to the 2019 Restatement—We have identified material weaknesses in our internal control over financial reporting that could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, negatively impacting investor confidence.” In addition, it may become more difficult or more costly for us to obtain director and officer liability insurance because of the Restatement, the increasing complexity of our business and other factors, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage when we renew our current policy.
The Sarbanes‑Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, as a public company, we are required to perform system and process evaluations and testing of our internal control over financial reporting to allow management and in the future our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act. As described above, as an emerging growth company, we may not need to comply with the auditor attestation provisions of Section 404 for a number of years. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and that management expend time on compliance‑related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify further deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause our stock price to decline.
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Properties and Clinics

Our corporate headquarters are located at 500 Cummings Center, Suite 6550, Beverly, Massachusetts 01915 in an approximately 58,000 square foot leased portion of an office building. The lease for our headquarters expires on December 30, 2022 and includes one five‑year renewal option.

As of December 31, 2019, we owned and operated 246 dialysis clinics located in 27 states and Washington, D.C. as identified under “Item 1. Business—Our Clinics and Services—Location and Capacity of Our Clinics.” Our dialysis clinics range in size from approximately 1,300 to 18,000 square feet. The majority of our dialysis clinics are located on premises that we lease under non‑cancelable operating leases expiring in various years through 2034. Most clinic lease agreements have initial periods from 10 to 15 years. Some leases contain renewal options of five to ten years at the fair rental value at the time of renewal, while others have renewal terms at pre‑set rates associated with the initial term. We also own the real estate for several clinic sites.

Item 3. Legal Proceedings.

The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth in “Note 21—Certain Legal and Other Matters” to the consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “ARA”. As of February 29, 2020, there were 217 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

Stock Performance Graph

Our performance graph and tables below compare the cumulative total return and annual return percentage on our common stock from April 21, 2016, the date our common stock began trading on the NYSE, through December 31, 2019 with the cumulative total return and annual return percentage of the Russell 2000 Index, the S&P 500 Composite Index and the S&P Health Care Services Select Industry Index, in each case assuming an investment of $100 in our common stock and in each of the indices on April 21, 2016 and that all dividends were reinvested, and relative performance is tracked through December 31, 2019. We declared no dividends on our common stock during the period covered by the graph and tables. Measurement points are April 21, 2016 and the last trading day of each subsequent month-end through December 31, 2019.

The comparisons below are based on historical data and are not intended to forecast the potential future performance of our common stock. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by American Renal Associates Holdings, Inc. under the Securities Act or the Exchange Act.

Cumulative Total Return

	Base Period	For the Years Ended December 31,
Company/ Index	4/21/2016	2016	2017	2018	2019
American Renal Associates Holdings, Inc.	$100	$80.00	$65.41	$43.31	$38.98
S&P 500 Index	$100	$108.68	$132.40	$126.60	$126.60
S&P Health Care Sector	$100	$97.09	$118.52	$126.19	$126.19
Russell 2000 Index	$100	$119.62	$137.14	$122.03	$122.03

Annual Return Percentage

	For the Years Ended December 31,
Company/ Index	2016	2017	2018	2019
American Renal Associates Holdings, Inc.	(20.00)%	(18.23)%	(33.79)%	(9.98)%
S&P 500 Index	8.68%	21.83%	(4.38)%	31.49%
S&P Health Care Sector	(2.91)%	22.08%	6.47%	20.82%
Russell 2000 Index	19.62%	14.65%	(11.01)%	25.52%

Recent Sales of Unregistered Securities

      During the quarter ended December 31, 2019, we made the following equity compensation plan-related sales of securities pursuant to the exercise of options to purchase common stock that were granted prior to our IPO. To the extent deemed not registered under the Securities Act, the securities described below were issued in reliance on the exemption provided by Section 4(a)(2) under the Securities Act, Regulation D and/or Rule 701 promulgated thereunder. No underwriters were involved in any of these issuances of securities.

•
In October 2019, we issued to one former employee an aggregate of 48,711 shares of our common stock in connection with the exercise, on a net settlement basis, of stock options to purchase an aggregate of 110,888 shares of our common stock at a weighted average exercise price of $2.96 per share granted under our equity compensation plans.

•
In November 2019, we issued to two current employees an aggregate of 847 shares of our common stock in connection with their exercise, on a net settlement basis, of stock options to purchase an aggregate of 1,419 shares of our common stock at a weighted average exercise price of $0.69 per share granted under our equity compensation plans.

Purchases of Equity Securities

During the quarter ended December 31, 2019, we repurchased approximately 530 shares of common stock at an aggregate cost of $5,400 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about such repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 1 - December 31	533	$10.19	—	—
	533	$10.19	—	—

Item 6. Selected Financial Data.

The following tables set forth our selected historical consolidated financial data, our selected historical consolidated operating data and our selected historical consolidated Non-GAAP financial measures as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected historical consolidated financial data as of December 31, 2017 and 2016 and for the year ended December 31, 2016 have been derived from our audited consolidated financial statements not included in this Form 10-K. The selected historical consolidated financial data as of and for the year ended December 31, 2015 have been derived from our unaudited consolidated financial statements not included in this Form 10-K.

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

	Year Ended December 31,
(in thousands, except share data)	2019	2018	2017	2016	2015

Statement of Operations Data:
Patient service operating revenues	$822,522	$805,776	$737,318	$772,221	$672,249
Provision for uncollectible accounts(1)	—	—	(8,316)	(5,441)	(5,553)
Net patient service operating revenues	822,522	805,776	729,002	766,780	666,696

Operating expenses:
Patient care costs	610,179	570,009	483,101	452,453	390,949
General and administrative	91,081	101,101	102,093	127,921	77,826
Transaction-related costs(2)	—	856	717	2,239	2,086
Gain on business interruption insurance(3)	—	(375)	—	—	—
Depreciation, amortization and impairment	43,765	39,802	37,634	33,862	31,846
Certain legal and other matters(4)	25,824	39,061	15,249	6,779	—
Total operating expenses	770,849	750,454	638,794	623,254	502,707
Operating income	51,673	55,322	90,208	143,526	163,989
Interest expense, net	(43,587)	(32,632)	(29,309)	(35,959)	(45,412)
Loss on early extinguishment of debt	—	—	(526)	(4,708)	—
Change in fair value of income tax receivable agreement(5)	221	2,673	7,234	1,286	—
Income before income taxes	8,307	25,363	67,607	104,145	118,577
Income tax (benefit) expense	(17,838)	2,896	9,471	2,479	18,713
Net income	26,145	22,467	58,136	101,666	99,864
Less: Net income attributable to noncontrolling interests	(39,935)	(51,234)	(62,733)	(98,520)	(80,539)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	(13,790)	(28,767)	(4,597)	3,146	19,325
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(7,999)	(2,566)	(11,503)	(10,067)	—
Net (loss) income attributable to common shareholders	$(21,789)	$(31,333)	$(16,100)	$(6,921)	$19,325
(Loss) earnings per share:
Basic	$(0.68)	$(0.98)	$(0.52)	$(0.25)	$0.87
Diluted	$(0.68)	$(0.98)	$(0.52)	$(0.25)	$0.85
Weighted average number of common shares outstanding:
Basic	32,274,570	31,965,844	31,081,824	28,118,673	22,153,451
Diluted	32,274,570	31,965,844	31,081,824	28,118,673	22,707,874
Other Financial Data:
Adjusted EBITDA (including noncontrolling interests)(6)	$127,549	$141,254	$160,859	$229,176	$201,438
Adjusted EBITDA-NCI(6)	$87,614	$90,020	$98,126	$130,656	$120,899

Development capital expenditures(7)	$16,531	$33,309	$29,696	$48,437	$35,313
Other capital expenditures(8)	$6,591	$11,651	$6,377	$12,995	$10,960
Total capital expenditures	$23,122	$44,960	$36,073	$61,432	$46,273

	December 31,
Operating Data:	2019	2018	2017	2016	2015
Number of clinics (as of end of period)	246	241	228	214	192
Number of de novo clinics opened (during period)	7	13	15	20	16
Number of acquired clinics (during period)	2	1	3	2	2
Number of sold or merged clinics (during period)	(4)	(1)	(4)	—	(1)
Patients (as of end of period)	17,306	16,543	15,637	14,590	13,151
Number of treatments	2,460,710	2,311,037	2,191,172	2,027,423	1,804,910
Non-acquired treatment growth(9)	4.5%	4.4%	7.9%	11.7%	11.7%
Normalized non-acquired treatment growth(10)	5.3%	5.0%	8.6%	11.4%	11.7%
Normalized total treatment growth(10)	7.3%	6.1%	8.8%	12.0%	15.4%

	December 31,
Per Treatment Financial Data:	2019	2018	2017	2016	2015
Net patient service operating revenues per treatment(11)	$334	$349	$333	$378	$369
Patient care costs per treatment(11)	$248	$247	$220	$223	$217
General and administrative expenses per treatment(11)(13)	$37	$44	$47	$63	$43
Adjusted general and administrative expenses per treatment(11)(12)	$37	$44	$42	$46	$43
Provision for uncollectible accounts per treatment(1)(11)	$—	$—	$4	$3	$3

(in thousands)	As of December 31,
Consolidated Balance Sheet Data:	2019	2018	2017	2016	2015
Cash	$34,494	$55,200	$71,511	$100,905	$90,982
Working capital(14)	29,079	(2,777)	42,301	82,764	113,539
Total assets	1,086,791	985,843	990,151	1,040,228	967,604
Total debt, net of discounts and fees	587,614	560,366	560,088	570,332	682,982
Noncontrolling interests subject to put provisions	126,483	129,099	130,438	150,049	117,575
Accumulated deficit	(178,241)	(164,451)	(135,898)	(131,301)	(122,279)
Noncontrolling interests not subject to put provisions	163,989	168,881	187,698	194,799	188,843

(1)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. As a result of the adoption, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenues. Effective 2018, we no longer separately present a provision for uncollectible accounts on the Consolidated Statements of Operations as it is included in net patient service operating revenues after the adoption of the new accounting standard. See “Note 2—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements for further discussion of our adoption of ASC 606.

(2)
For 2018, represents expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. For 2017, represents professional fees associated with our debt refinancing. See “Note 14—Debt” of the notes to the consolidated financial statements. For 2016, represents costs associated with our IPO and related transactions.  See “Note 18—Stock-Based Compensation” of the notes to the consolidated financial statements. For 2015, represents the forgiveness of all indebtedness and accrued interest under a revolving credit promissory note issued to an executive. See “Note 19—Related Party Transactions” of the notes to the consolidated financial statements.

(3)	During 2018, we received $0.4 million of business interruption insurance proceeds related to Hurricanes Harvey and Irma.

(4)
For 2019, includes $23.5 million of expenses relating to the Restatement and the related SEC investigation and Audit Committee review discussed in our 2018 Form 10-K. For 2018, includes $29.6 million to reflect the present value of the settlement amount for the UnitedHealthGroup Incorporated (“United”) litigation and $0.4 million relating to the SEC investigation and related Audit Committee review and Restatement process. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of certain legal and other matters costs.

(5)
Represents the non-cash gain associated with the change in fair value of the TRA. See “Note 19—Related Party Transactions” and “Note 6—Fair Value Measurements ”of the notes to the consolidated financial statements.

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

(11)
We calculate patient service operating revenues per treatment, patient care costs per treatment, general and administrative expenses per treatment, adjusted general and administrative expenses per treatment, and provision for uncollectible accounts per treatment by dividing net patient service operating revenues, patient care costs, general and administrative expenses, adjusted general and administrative expenses and provision for uncollectible accounts, respectively, for the applicable period by the number of treatments performed in the applicable period. Patient care costs and general and administrative expenses do not include depreciation, amortization and impairment.

(12)	See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of the adjusted general and administrative expenses per treatment calculations.

(13)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of our IPO, our debt refinancing and other IPO-related transactions and their effect on our general and administrative expenses on an absolute and per treatment basis.

(14)	Current assets minus current liabilities.
The following table presents the reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated:

	Year Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net income	$26,145	$22,467	$58,136	$101,666	$99,864
Add:
Stock-based compensation and associated payroll taxes(a)	4,806	5,931	16,359	40,298	1,451
Depreciation, amortization and impairment	43,765	39,802	37,634	33,862	31,846
Interest expense, net	43,587	32,632	29,309	35,959	45,412
Income tax (benefit) expense and other non-income-based tax(b)	(17,180)	3,439	9,754	2,764	18,957
Transaction-related costs	—	856	717	2,239	2,086
Loss on early extinguishment of debt	—	—	526	4,708	—
Change in fair value of income tax receivable agreement	(221)	(2,673)	(7,234)	(1,286)	—
Certain legal and other matters(c)	25,824	39,061	15,249	6,779	—
Executive and management severance costs(d)	480	—	917	1,650	—
Loss (gain) on sale or closure of clinics	343	(261)	(508)	—	—
Management fees(e)	—	—	—	537	1,822
Adjusted EBITDA (including noncontrolling interests)	127,549	141,254	160,859	229,176	201,438
Less: Net income attributable to noncontrolling interests	(39,935)	(51,234)	(62,733)	(98,520)	(80,539)
Adjusted EBITDA-NCI	$87,614	$90,020	$98,126	$130,656	$120,899

(a)
2017 and 2016 includes $11.7 million and $37.0 million, respectively, of Modification Expense and other stock compensation expense related to the modification of options and other transactions at the time of the IPO. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of the IPO and Certain Legal Matters” and “Note 18—Stock-Based Compensation” of the notes to the consolidated financial statements for a description of Modification Expense. For all other periods, stock-based compensation related to our periodic equity grants and cash paid for employer payroll taxes.

(b)	Non-income-based tax includes franchise, gross receipts and similar tax assessments.

(c)
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of Operations—Certain legal and other matters” for a description of certain matters included in these amounts.

(d)	Represents executive and management severance costs primarily related to the departure of our former chief operating officer.

(e)
Represents management fees paid to Centerbridge. In connection with our IPO, we amended our transaction fee and advisory services agreement with Centerbridge to terminate our obligation to pay management fees thereunder upon the consummation of our IPO. See “Note 19—Related Party Transactions” of the notes to the consolidated financial statements.

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

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics as well as growth at our existing clinics. As of December 31, 2019, we had developed 193 de novo clinics and acquired 53 clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Year Ended December 31,
	2019	2018	2017
De novo clinics(1)	7	13	15
Acquired clinics(2)	2	1	3
Sold or merged clinics(3)	(4)	(1)	(4)
Total new clinics	5	13	14

(1) Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2) Clinics acquired by us in the applicable period.
(3) Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the years ended December 31, 2019 and December 31, 2018, our development capital expenditures incurred in connection with our de novo clinic development were $16.5 million and $33.3 million, respectively, representing 2.0% and 4.1% of our net patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2019	2	2	1	2	7
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20
2015	1	5	6	4	16

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2015 to December 31, 2019, we added 116 dialysis stations to our existing clinics, representing the equivalent of nearly seven de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Year Ended December 31,
Source of Treatment Growth:	2019	2018	2017
Non-acquired treatment growth(1)	4.5%	4.4%	7.9%
Normalized non-acquired treatment growth(2)	5.3%	5.0%	8.6%
Acquired treatment growth(3)	2.0%	1.1%	0.2%
Total treatment growth	6.5%	5.5%	8.1%
Normalized total treatment growth(2)	7.3%	6.1%	8.8%

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

Sources of Payment of Revenues by Payor

Our net patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS TDAPA program, calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2019, 2018 and 2017, the Medicare ESRD PPS payment rates for our clinics were approximately $279, $281 and $248, respectively, per treatment, including payments under TDAPA for the years ended December 31, 2019 and 2018. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019 released on November 1, 2018 by CMS increased the base rate from $232.37 to $235.27. The ESRD PPS final rule for 2020 was released on October 31, 2019 by CMS (the “2020 Final Rule”). The 2020 Final Rule includes a base rate of $239.33, representing a $4.06 increase from the 2019 base rate, as well as certain changes to the TDAPA program, including an extension to the TDAPA program for calcimimetics to a third year while also reducing the basis of payment for the TDAPA program for calcimimetics in 2020 from the Average Selling Price (“ASP”) plus 6% to ASP plus 0%. CMS has estimated that the 2020 Final Rule, including the TDAPA program changes, would result in an overall increase of payments to ESRD facilities of 1.6%.

Medicare and Medicaid payment rates are generally insufficient to cover our total operating expenses allocable to providing dialysis treatments for Medicare and Medicaid patients. As a result, our ability to generate operating income is substantially dependent on revenues derived from commercial payors, which typically pay us either negotiated payment rates or at a discount to our usual and customary fee schedule. Negotiated in-network rates paid by commercial payors are generally lower than out-of-network payment rates. Pressure from commercial payors over pricing and related matters and our strategy of increasing our in-network payor relationships has resulted in lower average commercial payment rates.

The following table summarizes our percentage of net patient service operating revenues by payor source for the periods indicated.

	Year Ended December 31,
Percentage of Revenues by Payor:	2019	2018	2017
Medicare and Medicare Advantage	68%	66%	61%
Commercial and other(1)	27%	30%	35%
Medicaid and Managed Medicaid	4%	4%	3%
Other(2)	1%	—%	1%
	100%	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated.

	Year Ended December 31,
Percentage of Treatments by Payor:	2019	2018	2017
Medicare and Medicare Advantage	80%	81%	80%
Commercial and other(1)	12%	12%	13%
Medicaid and Managed Medicaid	7%	6%	6%
Other(2)	1%	1%	1%
	100%	100%	100%

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other sources of payment of revenues include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay for a portion of the bill.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each payor. For the year ended December 31, 2019, commercial payors and other, excluding the VA but including Affordable Care Act (“ACA”) compliant plans (“ACA plans”), accounted for an average of approximately 9% of the treatments we performed. The VA accounted for an average of approximately 3% of the treatments performed in that period. For the year ended December 31, 2019, we derived approximately 1% of net patient service operating revenues from ACA plans, both on-exchange and off-exchange, and these ACA plans were the source of reimbursement for approximately 1% of the treatments performed. For the year ended December 31, 2019, 79% of our commercial treatment mix was contracted on an in-network basis with commercial payors, compared to 62% of our commercial treatment mix for the prior year. The percentage of our commercial treatment mix represented by in-network commercial payors reflects our strategy to increase our in-network commercial payor relationships. This trend has adversely affected our margins and profitability because negotiated in-network rates paid by commercial payors are generally lower than out-of-network payment rates.

Effective in November 2016, for patients enrolled in minimum essential Medicaid coverage, we suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which caused an adverse change in the mix of patients and treatments in 2017. Prior to the 2017 ACA open enrollment period, approximately 2% of our total patients chose to enhance their pre-existing minimum Medicaid coverage by electing to enroll in an ACA plan. Virtually all of these low-income patients relied on charitable premium assistance because they were ineligible for federal premium tax credits. Due to the suspension of assistance in the application process for charitable premium support from the AKF, virtually all of our patients with ACA primary insurance coverage and secondary minimum essential Medicaid coverage reverted back to Medicaid-only coverage during 2017. We continue to advise our other patients about the potential availability of assistance with the payment of premiums from the AKF under the AKF Health Insurance Premium Program (“HIPP”), subject to the suspension described above and compliance with the AKF’s policies and procedures and approved regulatory guidance from CMS.

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

In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. We have, from time to time, received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been legislative efforts to impose restrictions and obligations relating to the use by patients on commercial plans of charitable premium support, including a California bill (AB 290) that was signed into law in October 2019, but is currently enjoined, that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. Furthermore, the AKF has suspended charitable premium assistance payments from time to time. If patients are unable to obtain or to continue to receive AKF charitable premium support as a result of AKF suspension or otherwise, or if payments that a dialysis provider can retain for treatment to patients receiving such support is restricted, whether due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations limiting such support or other reasons, the financial impact on our company could be materially greater than the annual financial impact described above of patients previously enrolled in ACA plans and could materially and adversely affect our results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” and “—If there is a decline in financial assistance from charitable organizations to patients with commercial insurance, our operating results and cash flows would be adversely affected.”

We believe that the operating environment will continue to be challenging due to adverse trends in our commercial payor mix, continuing pressure on commercial rates, pressure on Medicare Advantage rates due to the continued growth in this subset of the Medicare patient population, the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF resulting from actions by the U.S. President and Congress. We believe that the pressure on commercial rates due to more restrictive health plan benefit design and our strategy of increasing our in-network payor relationships could continue to create additional challenges. In addition, certain U.S. presidential candidates and members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single payor proposals, which, if adopted, could materially and adversely affect our business, results of operations and financial condition. In addition, in July 2019, the U.S. President signed an executive order to launch the Advancing American Kidney Health initiative that, among other things, will further encourage dialysis in the home. We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flow will be adversely affected” and “—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues.”

Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESAs and medical supplies. We currently obtain the ESAs Aranesp and Epogen from Amgen Inc. and the ESAs Mircera and Retacrit from Vifor International AG. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, any shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected.”

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

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Any changes to the TRA liability will be recognized in our statement of operations as Change in fair value of income tax receivable agreement in future periods. See “Note 6—Fair Value Measurements” of the notes to the consolidated financial statements.

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

	Year Ended December 31,
Operating Data:	2019	2018	2017
Number of clinics (as of end of period)	246	241	228
Number of de novo clinics opened (during period)	7	13	15
Patients (as of end of period)	17,306	16,543	15,637
Number of treatments	2,460,710	2,311,037	2,191,172
Non-acquired treatment growth	4.5%	4.4%	7.9%
Normalized non-acquired treatment growth(1)	5.3%	5.0%	8.6%
Acquired treatment growth	2.0%	1.1%	0.2%
Total treatment growth	6.5%	5.5%	8.1%
Normalized total treatment growth(1)	7.3%	6.1%	8.8%

	Year Ended December 31,
Per Treatment and Non-GAAP Financial Data:	2019	2018	2017
Net patient service operating revenues per treatment	$334	$349	$333
Patient care costs per treatment	$248	$247	$220
General and administrative expenses per treatment	$37	$44	$47
Adjusted general and administrative expenses per treatment(2)	$37	$44	$42
Adjusted EBITDA (including noncontrolling interests)(3)	$127,549	$141,254	$160,859
Adjusted EBITDA-NCI(3)	$87,614	$90,020	$98,126

(1)	See “—Key Factors Affecting Our Results of Operations—Clinic Growth and Start-Up Clinic Costs” above.

(2)
The year ended December 31, 2019 excludes a $0.8 million reduction of bonus compensation for certain executives repaid in respect of prior years in light of the Restatement. The year ended December 31, 2017 excludes $9.5 million of Modification Expense and $0.8 million of severance expense.

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

Per Treatment Metrics

We evaluate our net patient service operating revenues, patient care costs and adjusted general and administrative expenses on a per treatment basis to assess our operational efficiency.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before stock-based compensation and associated payroll taxes, depreciation, amortization and impairment, interest expense, net, income taxes and other non-income-based tax, transaction-related costs, loss on early extinguishment of debt, change in fair value of income tax receivable agreement, certain legal and other matters, executive and management severance costs and loss (gain) on sale or closure of clinics. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of our results of operations from management’s perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes certain expenses that can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure and investments, and the tax jurisdictions in which companies operate or costs that we believe do not reflect our core business operations. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies and differ from the calculation of “Consolidated EBITDA” under our credit agreement. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and they should not be considered in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

•	do not include stock-based compensation expense and associated payroll taxes;

•
do not include depreciation, amortization and impairment—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and our ability to generate profits;

•
do not include interest expense—as we have borrowed money for general corporate and facility purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;

•	do not include income tax expense or benefits and other non-income-based taxes;

•	do not include transaction-related costs;

•	do not include loss on early extinguishment of debt;

•	do not include change in fair value of income tax receivable agreement;

•	do not include costs related to certain legal and other matters;

•	do not include executive and management severance costs; and

•	do not reflect the gain or loss on sale or closure of clinics.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Net income	$26,145	$22,467	$58,136
Add:
Stock-based compensation and associated payroll taxes	4,806	5,931	16,359
Depreciation, amortization and impairment	43,765	39,802	37,634
Interest expense, net	43,587	32,632	29,309
Income tax (benefit) expense and other non-income-based tax	(17,180)	3,439	9,754
Transaction-related costs(a)	—	856	717
Loss on early extinguishment of debt(b)	—	—	526
Change in fair value of income tax receivable agreement(c)	(221)	(2,673)	(7,234)
Certain legal and other matters(d)	25,824	39,061	15,249
Executive and management severance costs	480	—	917
Loss (gain) on sale or closure of clinics(e)	343	(261)	(508)
Adjusted EBITDA (including noncontrolling interests)	$127,549	$141,254	$160,859
Less: Net income attributable to noncontrolling interests	(39,935)	(51,234)	(62,733)
Adjusted EBITDA – NCI	$87,614	$90,020	$98,126

(a)
For 2018, represents expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. For 2017, represents professional fees associated with our debt refinancing. See “Note 14—Debt” of the notes to the consolidated financial statements.

(b)	Represents costs related to debt financing. See “Note 14—Debt” of the notes to the consolidated financial statements

(c)
Represents the non-cash gain associated with the change in fair value of the TRA. See “Note 19—Related Party Transactions” and “Note 6—Fair Value Measurements” of the notes to the consolidated financial statements.

(d)
For 2019, includes $23.5 million relating to the Restatement and the related SEC investigation and Audit Committee review. For 2018, includes $29.6 million to reflect the present value of the settlement amount for the UnitedHealthGroup Incorporated (“United”) litigation and $0.4 million relating to the SEC investigation and related Audit Committee review and Restatement process.

(e)	Represents a loss (gain) on the sale or closure of clinics.

Components of Operations

Net Patient Service Operating Revenues

Net patient service operating revenues. The major component of our revenues is reimbursement from dialysis treatments and related services. Sources of payment for patient service operating revenues are principally government-based programs, including Medicare, Medicaid and state workers’ compensation programs, commercial insurance payors and other sources such as the VA and hospitals, as well as patient self-pay. Net patient service operating revenues are reported at the amounts that reflect the consideration to which we expect to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed.

We maintain a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. The transaction prices for contracted payors are based on contracted rates. For other payors, we estimate the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments that result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. We determine our estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance and historical collection experience. We determine our estimate of implicit price concessions based on our historical collection experience with each payor, and where no prior experience exists, we consider information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

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

Operating Expenses

Patient care costs. Patient care costs are those costs directly associated with operating our dialysis clinics. Patient care costs principally include salaries, wages and benefits, stock-based compensation expense, pharmaceuticals, medical supplies, rent and utilities, laboratory testing, medical director fees and insurance costs and exclude depreciation, amortization and impairment.

General and administrative expenses. General and administrative expenses generally consist of salaries, wages and benefits and stock-based compensation expense to personnel at our corporate office for clinic and corporate administration, including accounting, billing and cash collection functions; costs of patient insurance education; costs of regulatory compliance and legal oversight; charitable contributions; and professional fees, and exclude depreciation, amortization and impairment.

Transaction-related costs. Transaction-related costs represent costs associated with our debt refinancings, the registration statement and secondary offering that was withdrawn in March 2018. These costs include legal, accounting, valuation and other professional or consulting fees.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Impairment expense is attributable to our assets held for sale. See “—Critical Accounting Policies and Estimates—Assets Held for Sale.”

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•	the SEC investigation and related Audit Committee review and Restatement process (2018-2019),

•	the United litigation and settlement (2017-2018),

•	a now-concluded SEC inquiry relating to the subject matter covered by the United litigation (2017),

•	the securities and derivative litigation related to the foregoing (2017-2019),

•	the subpoena from the United States Attorney’s Office, District of Massachusetts (2017), and

•
our internal review and analysis of factual and legal issues relating to the aforementioned matters and legal fees and other expenses relating to matters that we believe do not reflect our core business operations.

See “Item 3. Legal Proceedings” and “Note 21—Certain Legal and Other Matters” of the notes to the consolidated financial statements.

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which are primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities.  Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “—Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than our company, is classified within the line item Net income attributable to noncontrolling interests. See also “—Critical Accounting Policies and Estimates—Noncontrolling Interests” and “Note 12—Noncontrolling Interests Subject to Put Provisions” of the notes to the consolidated financial statements.

Results of Operations—Annual Periods

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018.

	Year Ended December 31,		Increase (Decrease)
				Percentage
(in thousands)	2019	2018	Amount	Change
Patient service operating revenues	$822,522	$805,776	$16,746	2.1%
Provision for uncollectible accounts(1)	—	—	—	NM
Net patient service operating revenues	822,522	805,776	16,746	2.1%
Operating expenses:
Patient care costs	610,179	570,009	40,170	7.0%
General and administrative	91,081	101,101	(10,020)	(9.9)%
Transaction-related costs	—	856	(856)	NM
Gain on business interruption insurance	—	(375)	375	NM
Depreciation, amortization and impairment	43,765	39,802	3,963	10.0%
Certain legal and other matters	25,824	39,061	(13,237)	(33.9)%
Total operating expenses	770,849	750,454	20,395	17.5%
Operating income	51,673	55,322	(3,649)	(6.6)%
Interest expense, net	(43,587)	(32,632)	(10,955)	(33.6)%
Loss on early extinguishment of debt	—	—	—	NM
Change in fair value of income tax receivable agreement	221	2,673	(2,452)	(91.7)%
Income before income taxes	8,307	25,363	(17,056)	(67.2)%
Income tax (benefit) expense	(17,838)	2,896	(20,734)	NM
Net income	26,145	22,467	3,678	16.4%
Less: Net income attributable to noncontrolling interests	(39,935)	(51,234)	11,299	22.1%
Net loss attributable to American Renal Associates Holdings, Inc.	(13,790)	(28,767)	14,977	NM
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(7,999)	(2,566)	(5,433)	NM
Net loss attributable to common shareholders	$(21,789)	$(31,333)	$9,544	NM
_____________________

(1)
On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. As a result of the adoption, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenues. Effective in 2018, we no longer separately present a provision for uncollectible accounts on the Consolidated Statements of Operations as it is included in net patient service operating revenues the adoption of the new accounting standard. See “Note 2—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements for further discussion of our adoption of ASC 606.

NM – Not Meaningful

Patient Service Operating Revenues

Net patient service operating revenues. Net patient service operating revenues for the year ended December 31, 2019 were $822.5 million, an increase of $16.7 million, or 2.1%, from $805.8 million for the year ended December 31, 2018, which was primarily due to an increase of 6.5% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment rates. As a source of payments of revenue by payor type, government-based and other payors accounted for 73% and 70%, respectively, of our revenues for the year ended December 31, 2019 and 2018. Patient service operating revenues per treatment for the year ended December 31, 2019 were $334 compared to $349 for the year ended December 31, 2018, a decrease of 4.1% due to the changes in commercial treatment rates described above.

Non-acquired treatment growth was 4.5% and acquired treatment growth was 2.0%. Normalized non-acquired treatment growth was 5.3% and normalized acquired treatment growth was 2.0%. Net patient service operating revenues relating to start-up clinics for the year ended December 31, 2019 were $9.4 million compared to $11.1 million for the year ended December 31, 2018, a decrease of $1.7 million due to the timing of opening and certification of de novo clinics, as described under “—Key Factors Affecting our Results of Operations—Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2019 were $610.2 million, an increase of $40.2 million, or 7.0%, from $570.0 million for the year ended December 31, 2018, which was primarily due to a 6.5% increase in the number of treatments. Patient care costs per treatment for the year ended December 31, 2019 were $248, compared to $247 for the year ended December 31, 2018.

As a percentage of patient service operating revenues, patient care costs were 74.2% for the year ended December 31, 2019, compared to 70.7% for the year ended December 31, 2018.

General and administrative expenses. General and administrative expenses for the year ended December 31, 2019 were $91.1 million, a decrease of $10.0 million, or 9.9%, from $101.1 million for the year ended December 31, 2018 primarily due to a decrease in charitable contributions, lower corporate headcount and lower bonus compensation for certain executives. General and administrative expenses per treatment for the year ended December 31, 2019 were $37, compared to $44 for the year ended December 31, 2018.

As a percentage of net patient service operating revenues, general and administrative expenses were 11.1% for the year ended December 31, 2019, compared to 12.5% for the year ended December 31, 2018.

Transaction-related costs. Transaction-related costs for the year ended December 31, 2018 were $0.9 million associated with our 2017 debt refinancing described below, including related legal, accounting and other professional or consulting fees.

Gain on business interruption insurance. During the year ended December 31, 2018, we received $0.4 million of business interruption insurance proceeds related to Hurricanes Harvey and Irma.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense for the year ended December 31, 2019 was $43.8 million, compared to $39.8 million for the year ended December 31, 2018. The year ended December 31, 2019 includes impairment charges of $5.2 million related to assets held for sale. As a percentage of net patient service operating revenues, depreciation, amortization and impairment were 5.3% for the year ended December 31, 2019, compared to 4.9% for the year ended December 31, 2018.

Certain legal and other matters. Certain legal and other matter costs for the year ended December 31, 2019 was $25.8 million, compared to $39.1 million for the year ended December 31, 2018. The year ended December 31, 2019 includes $23.5 million of expenses relating to the Restatement and related SEC investigation and Audit Committee review discussed in our 2018 Form 10-K. Costs included in the year ended December 31, 2018 primarily represent the United litigation settlement and related legal expenses. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the year ended December 31, 2019 was $51.7 million, a decrease of $3.6 million, or 6.6%, from $55.3 million for the year ended December 31, 2018, primarily due to the factors described above. In addition, for the years ended December 31, 2019 and 2018, start-up clinics reduced operating income by $8.8 million and $11.4 million, respectively, a decrease of $2.6 million.

As a percentage of net patient service operating revenues, operating income was 6.3% for the year ended December 31, 2019, compared to 6.9% for the year ended December 31, 2018, reflecting the factors described above.

Interest, Change in Fair Value of Income Tax Receivable Agreement, and Income Taxes

Interest expense, net. Interest expense, net for the year ended December 31, 2019 was $43.6 million, compared to $32.6 million for the year ended December 31, 2018, an increase of 33.6%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment, as described in “—Liquidity and Capital Resources” below, and higher borrowings.

Change in fair value of income tax receivable agreement.  Change in fair value of income tax receivable agreement for the year ended December 31, 2019 was $0.2 million, compared to $2.7 million for the year ended December 31, 2018.

Income tax expense. The provision for income taxes for the year ended December 31, 2019 and December 31, 2018 represented an effective tax rate of (214.7)% and 11.4%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the year ended December 31, 2019 and 2018 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance, the change in fair value of the TRA liability, which is not deductible for income tax purposes, and other non-deductible expenses. In addition, during the third quarter of 2019, we filed Forms 3115, Application for Change in Accounting Method, which resulted in a benefit of approximately $11.5 million related to the reversal of accrued interest on uncertain tax positions and to account for the decrease in the federal tax rate to 21% on income that was recognized at 35% in prior years. See “Note 16—Income Taxes” of the notes to the consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the year ended December 31, 2019 was $39.9 million, representing a decrease of $11.3 million, or 22.1%, from $51.2 million for the year ended December 31, 2018. The decrease was primarily due to the increase in patient care costs as a percentage of revenue largely due to the adverse changes in commercial treatment rates discussed above, which led to decreased profitability in our joint ventures for the reasons described above.

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017
The following table summarizes our results of operations for the periods indicated.

	Year Ended December 31,		Increase (Decrease)
				Percentage
(in thousands)	2018	2017	Amount	Change
Patient service operating revenues	$805,776	$737,318	$68,458	9.3%
Provision for uncollectible accounts	—	(8,316)	8,316	NM
Net patient service operating revenues	805,776	729,002	76,774	10.5%
Operating expenses:
Patient care costs	570,009	483,101	86,908	18.0%
General and administrative	101,101	102,093	(992)	(1.0)%
Transaction-related costs	856	717	139	19.4%
Gain on business interruption insurance	(375)	—	(375)	NM
Depreciation and amortization	39,802	37,634	2,168	5.8%
Certain legal and other matters	39,061	15,249	23,812	NM
Total operating expenses	750,454	638,794	111,660	17.5%
Operating income	55,322	90,208	(34,886)	(38.7)%
Interest expense, net	(32,632)	(29,309)	(3,323)	(11.3)%
Loss on early extinguishment of debt	—	(526)	526	NM
Change in fair value of income tax receivable agreement	2,673	7,234	(4,561)	NM
Income before income taxes	25,363	67,607	(42,244)	(62.5)%
Income tax expense	2,896	9,471	(6,575)	NM
Net income	22,467	58,136	(35,669)	(61.4)%
Less: Net income attributable to noncontrolling interests	(51,234)	(62,733)	11,499	18.3%
Net (loss) income attributable to American Renal Associates Holdings, Inc.	(28,767)	(4,597)	(24,170)	NM
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(2,566)	(11,503)	8,937	77.7%
Net loss attributable to common shareholders	$(31,333)	$(16,100)	$(15,233)	NM
_____________
NM – Not Meaningful

Patient Service Operating Revenues
Net patient service operating revenues. Net patient service operating revenues for the year ended December 31, 2018 were $805.8 million, an increase of $76.8 million, or 10.5%, from $729.0 million for the year ended December 31, 2017, which was primarily due to an increase of 5.5% in the number of dialysis treatments and reimbursement of calcimimetic pharmaceuticals under the Medicare ESRD PPS TDAPA program, which became effective January 1, 2018, partially offset by adverse changes in commercial treatment mix and rates. As a source of payments of revenue by payor type, government-based and other payors accounted for 70% and 65%, respectively, of our revenues for the year ended December 31, 2018 and 2017. Patient service operating revenues per treatment for the year ended December 31, 2018 were $349 compared to $333 for the year ended December 31, 2017, an increase of 4.8%, primarily due to the reimbursement of calcimimetic drugs under the TDAPA program.
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

Operating Expenses

Patient care costs. Patient care costs for the year ended December 31, 2018 were $570.0 million, an increase of $86.9 million, or 18.0%, from $483.1 million for the year ended December 31, 2017, which was primarily due to a 5.5% increase in the number of treatments, an increase in calcimimetic pharmaceutical expenses in connection with the TDAPA program referenced above, an increase in salary and benefit costs and an increase in supply expenses, partially offset by improved productivity. Patient care costs per treatment for the year ended December 31, 2018 were $247, compared to $221 for the year ended December 31, 2017.

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

Certain legal and other matters. Certain legal and other matter costs for the year ended December 31, 2018 was $39.1 million, compared to $15.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, these costs included $29.6 million related to the United litigation settlement, as well as legal expenses related to the United matter. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the year ended December 31, 2018 was $55.3 million, a decrease of $34.9 million, or 38.7%, from $90.2 million for the year ended December 31, 2017. The decrease was primarily due to the United litigation settlement and other factors described above. In addition, for the year ended December 31, 2018 and 2017, start-up clinics reduced operating income by $11.4 million and $9.7 million, respectively, an increase of $1.7 million.

As a percentage of net patient service operating revenues, operating income was 6.9% for the year ended December 31, 2018, compared to 12.4% for the year ended December 31, 2017, reflecting the factors described above.

Interest, Loss on Extinguishment of Debt, Change in Fair Value of Income Tax Receivable, and Income Taxes

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

Quarterly Results of Operations

The following tables set forth our unaudited quarterly consolidated financial data for each of the eight quarters in the 24 month period ended December 31, 2019. We have prepared the quarterly data on a basis consistent with our audited consolidated financial statements included in this Form 10-K and include, in our opinion, all normal recurring adjustments necessary for a fair statement of the financial information contained in those statements. This information should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-K. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Three Months Ended
(in thousands, except operating data)	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Statement of Operations Data:
Net patient service operating revenues	206,079	211,429	213,252	191,762	207,806	205,719	205,952	186,299
Operating expenses:
Patient care costs	154,394	154,588	153,016	148,181	148,525	145,939	141,468	134,077
General and administrative	22,772	18,783	23,927	25,599	24,981	24,619	26,434	25,067
Transaction‑related costs	—	—	—	—	—	—	—	856
Gain on business interruption insurance	—	—	—	—	(375)	—	—	—
Depreciation, amortization and impairment	13,180	10,220	10,299	10,066	10,342	10,023	9,814	9,623
Certain legal and other matters	2,518	9,634	8,381	5,291	1,384	1,028	32,546	4,103
Total operating expenses	192,864	193,225	195,623	189,137	184,857	181,609	210,262	173,726
Operating Income (loss)	13,215	18,204	17,629	2,625	22,949	24,110	(4,310)	12,573
Interest expense, net	(11,054)	(12,242)	(11,541)	(8,750)	(8,797)	(8,242)	(8,136)	(7,457)
Change in fair value of income tax receivable agreement	(1,127)	(30)	(304)	1,682	5,438	(3,480)	1,736	(1,021)
Income (loss) before income taxes	1,034	5,932	5,784	(4,443)	19,590	12,388	(10,710)	4,095
Income tax (benefit) expense	(8,089)	(11,095)	644	702	8,416	(124)	(2,327)	(3,069)
Net income (loss)	9,123	17,027	5,140	(5,145)	11,174	12,512	(8,383)	7,164
Less: Net income attributable to noncontrolling interest	(9,033)	(12,250)	(13,318)	(5,334)	(11,746)	(13,246)	(15,276)	(10,966)
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$90	$4,777	$(8,178)	$(10,479)	$(572)	$(734)	$(23,659)	$(3,802)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(7,122)	(1,161)	1,025	(741)	(1,235)	(580)	(1,248)	497
Net (loss) income attributed to common shareholders	$(7,032)	$3,616	$(7,153)	$(11,220)	$(1,807)	$(1,314)	$(24,907)	$(3,305)
Other Financial Data:
Adjusted EBITDA (including noncontrolling interests)(1)	$32,012	$38,704	$37,622	$19,211	$36,454	$36,496	$40,030	$28,274
Adjusted EBITDA‑NCI(1)	22,979	26,454	24,304	13,877	24,708	23,250	24,754	17,308
Capital Expenditures Total	5,217	3,736	5,669	8,500	15,886	10,656	8,567	9,851
Development capital expenditures	2,564	2,897	4,173	6,897	13,166	6,619	6,628	6,896
Other capital expenditures	2,653	839	1,496	1,603	2,720	4,037	1,939	2,955
Operating Data
Number of clinics (as of end of period)	246	244	245	243	241	235	233	228
Number of de novo clinics opened (during period)	2	1	2	2	5	2	5	1
Patients (as of end of period)	17,306	17,159	17,138	17,018	16,543	16,092	16,018	15,776
Number of treatments	628,817	625,684	614,844	591,365	600,190	578,982	572,929	558,936
Non‑acquired treatment growth	3.2%	5.8%	5.1%	3.9%	4.9%	3.9%	4.5%	4.2%
Net patient service operating revenues per treatment	$328	$338	$347	$324	$346	$355	$359	$333
Patient care costs per treatment	$246	$247	$249	$251	$247	$252	$247	$240
General and administrative per treatment	$36	$30	$39	$43	$42	$43	$46	$45

(1)	The following table represents the reconciliation from net income to Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated:

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2019	2019	2019	2019	2018	2018	2018	2018
Net Income (loss)	$9,123	$17,027	$5,140	$(5,145)	$11,174	$12,512	$(8,383)	$7,164
Add:
Stock-based compensation and associated payroll taxes	1,529	985	853	1,439	1,575	1,298	1,678	1,380
Depreciation, amortization and impairment	13,180	10,220	10,299	10,066	10,342	10,023	9,814	9,623
Interest expense, net	11,054	12,242	11,541	8,750	8,797	8,242	8,136	7,457
Income tax (benefit) expense and other non-income related tax	(7,638)	(11,195)	861	792	8,620	(87)	(2,025)	(3,069)
Transaction-related costs	—	—	—	—	—	—	—	856
Change in fair value of income tax receivable agreement	1,127	30	304	(1,682)	(5,438)	3,480	(1,736)	1,021
Certain legal and other matters	2,518	9,634	8,381	5,291	1,384	1,028	32,546	4,103
Executive and management severance costs	—	25	243	212	—	—	—	—
Loss (gain) on sale or closure of clinics	1,119	(264)	—	(512)	—	—	—	(261)
Adjusted EBITDA (including noncontrolling interests)	32,012	38,704	37,622	19,211	36,454	36,496	40,030	28,274
Less: Net income attributable to noncontrolling interests	(9,033)	(12,250)	(13,318)	(5,334)	(11,746)	(13,246)	(15,276)	(10,966)
Adjusted EBITDA –NCI	$22,979	$26,454	$24,304	$13,877	$24,708	$23,250	$24,754	$17,308

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

For the year ended December 31, 2019, in addition to our typical requirements for operating capital and capital expenditures, we incurred approximately $32 million in professional accounting, consulting, legal fees and additional interest as a result of the Restatement, the SEC investigation, private litigation, the amendment of our Credit Agreement (as defined below) and our third-party clinic-level debt resulting from the Restatement and in-process remediation of material weaknesses in our internal control over financial reporting. We believe that we will continue to incur fees for these services during 2020 in amounts in excess of our ordinary course legal and other professional expenses in connection with the ongoing SEC investigation, private litigation and ongoing remediation of material weaknesses in our internal control over financial reporting.

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated.

	Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net cash provided by operating activities	$38,821	$106,404	$128,548
Net cash used in investing activities	(20,312)	(42,846)	(35,303)
Net cash used in financing activities	(39,315)	(79,869)	(122,539)
Net decrease in cash and restricted cash	$(20,806)	$(16,311)	$(29,294)

Cash Flows from Operations

Net cash provided by operating activities for the year ended December 31, 2019 was $38.8 million, compared to $106.4 million for the same period in 2018, a decrease of $67.6 million, or 63.5%, primarily attributable to the timing of working capital fluctuations, particularly those in the accounts payable and accrued expenses and other liabilities balances which both increased as of December 31, 2018 to preserve cash and were reduced as of December 31, 2019 as well as the accounts receivable balance, which decreased as of December 31, 2018 and remained relatively unchanged as of December 31, 2019 primarily due to the timing of cash receipts. The year ended December 31, 2018 included a $19.6 million accrual for the United legal settlement.

Net cash provided by operating activities in 2018 was $106.4 million compared to $128.5 million in 2017, a decrease of $22.1 million, or 17.2%, primarily attributable to the $10.0 million installment payment related to the United litigation settlement, a decrease in net income adjusted for non-cash expenses and the timing of working capital fluctuations.

Days sales outstanding was 46 days as of December 31, 2019 and 44 days as of December 31, 2018. Our DSO calculation is based on the current quarter’s average revenues per day.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was $20.3 million, compared to $42.8 million for the same period in 2018, a decrease of $22.5 million, or 52.6%, due to decreased de novo clinic openings in 2019, as well as the timing of acquisitions and clinic sales.

Net cash used in investing activities in 2018 was $42.8 million, compared to $35.3 million in 2017, an increase of $7.5 million, or 21.4%, due to fluctuations in the timing and number of our de novo clinic openings.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2019 was $39.3 million compared to $79.9 million for the same period in 2018, a decrease of $40.6 million, or 50.8%, largely due to the change in proceeds from term loans, net of payments on long-term debt, which were net proceeds of $24.2 million for the year ended December 31, 2019, compared to net payments of $8.0 million for the same period in 2018. Our distributions to our partners were $63.0 million for the year ended December 31, 2019, compared to $71.0 million for the same period in 2018. Our distributions to noncontrolling interests for the years ended December 31, 2019 and 2018 were in excess of Net income attributable to noncontrolling interests on the Consolidated Statements of Operations due, in part, to initiatives to optimize clinic-level cash balances. Additionally, our purchases of equity of noncontrolling interests in existing clinics were $8.5 million for the year ended December 31, 2019, compared to $9.1 million for the same period in 2018 ,and our contributions from noncontrolling interests were $8.3 million for the year ended December 31, 2019, compared to $7.7 million for the same period in 2018.

Net cash used in financing activities in 2018 was $79.9 million compared to $122.5 million in 2017, a decrease of $42.7 million, or 34.8%, due to our debt refinancing in 2017. Our distributions to our partners were $71.0 million for the year ended December 31, 2018, compared to $79.5 million for the same period in 2017. Additionally, our purchases of noncontrolling interests in existing clinics were $9.1 million for the year ended December 31, 2018, compared to $29.5 million for the same period in 2017.

The following table displays certain factors impacting cash from financing activities during the year ended 2019, 2018 and 2017:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Dividends and dividend equivalents paid	(50)	(332)	(8,729)
Proceeds from term loans, net of discounts and fees	78,299	82,389	49,921
Net cash paid on long-term debt	(54,069)	(90,428)	(63,681)
Distributions to noncontrolling interests	(62,987)	(70,960)	(79,478)
Purchases of noncontrolling interests	(8,499)	(9,066)	(29,540)

Capital Expenditures

For the years ended December 31, 2019, 2018 and 2017, we made capital expenditures of $23.1 million, $45.0 million and $36.1 million, respectively, of which $16.5 million, $33.3 million and $29.7 million, respectively, were development capital expenditures primarily incurred in connection with de novo clinic development and clinic expansions and $6.6 million, $11.7 million and $6.4 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2020, we expect to spend approximately 2% to 2.5% of total annual net patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual net patient service operating revenues on other capital expenditures.

Debt Facilities

As of December 31, 2019, we had outstanding $600.1 million in aggregate principal amount of indebtedness, with an additional $35.5 million of borrowing capacity available under our 2017 Revolving Credit Facility (as defined below) and no outstanding letters of credit. Our outstanding indebtedness included $429.0 million of term B loans under our 2017 Credit Agreement and $64.5 million of borrowings under our 2017 Revolving Credit Facility. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)) totaling $98.0 million as of December 31, 2019 with maturities ranging from January 2020 to December 2028 and interest rates ranging from 3.65% to 7.68%, and $7.8 million of finance lease obligations. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $0.9 million as of December 31, 2019 with maturities ranging from January 2020 to July 2020 and interest rates ranging from 4.33% to 8.08%.  See “Note 14—Debt” of the notes to the consolidated financial statements for further information about our debt and “Note 19—Related Party Transactions” of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

On June 22, 2017, ARH and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement to refinance the credit facilities under ARH’s then existing prior first lien credit agreement. The credit agreement was amended on April 26, 2019 (as amended, the “2017 Credit Agreement”) as discussed below. The 2017 Credit Agreement provides for (i) a $100 million senior secured revolving credit facility (the “2017 Revolving Credit Facility”) and (ii) a $440 million senior secured term B loan facility (the “2017 Term B Loan Facility” and, together with the 2017 Revolving Credit Facility, the “2017 Facilities”). In addition, the 2017 Credit Agreement includes a feature under which maximum borrowings under the 2017 Facilities may be increased by an amount in the aggregate equal to the sum of (i) the greater of $125 million and 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus (ii) an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase.

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

For the period from April 26, 2019 until September 4, 2019, the date of filing of our Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of December 31, 2019, the interest payable quarterly was 6.80%.

For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $64.5 million of borrowings outstanding under the 2017 Revolving Credit Facility as of December 31, 2019, which had an interest rate of 6.51%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of December 31, 2019, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment, a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of December 31, 2019, we were in compliance with the applicable consolidated net leverage ratio.

The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. We have in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of our clinics as a result of clinic performance issues or otherwise. More recently, we have entered into agreements with certain of our third-party clinic lenders waiving defaults arising from certain financial reporting obligations at the clinic level and temporarily extending the period for calculation of certain financial covenants for some of these clinic loans.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of December 31, 2019 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)		Less than 1			More than 5
	Total	year	1-3 years	3-5 years	years
2017 Credit Agreement loans(1)	$493,500	$8,800	$82,100	$402,600	$—
Operating leases(2)	195,351	31,928	58,167	44,118	61,138
Purchase obligations(3)	153,700	60,000	93,700	—	—
Interest payments(4)	145,581	38,288	64,657	42,405	231
Third-party clinic-level debt	98,830	31,724	40,203	19,291	7,612
Finance leases(5)	14,140	1,187	2,420	2,518	8,015
Total	$1,101,102	$171,927	$341,247	$510,932	$76,996

(1)
Includes the 2017 Term B Loan Facility with total borrowings of $429.0 million, which bears interest at a variable rate, with principal payments of $1.1 million through December 31, 2019 and $2.2 million quarter thereafter and interest payments due quarterly, and the 2017 Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $64.5 million.

(2)
Net of estimated sublease proceeds of approximately $1.6 million per year from 2020 through 2022 and approximately $4.3 million in the aggregate thereafter and includes $10.2 million related to lease obligations that have not yet commenced.

(3)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee. In addition to the amounts above, we entered into purchase agreements in January 2020 with suppliers for an amount of approximately $37.0 million in years 2020 through 2022.

(4)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of December 31, 2019 which is described above.

(5)	Includes $1.0 million related to lease obligations that have not yet commenced.

Put Obligations

We are party to agreements which contain put provisions that require us to purchase a portion or all of the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods (“time-based puts”) or, in certain cases, upon the occurrence of specific events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the year ended December 31, 2019. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 12—Noncontrolling Interests Subject to Put Provisions” in the notes to the consolidated financial statements for discussion of these put provisions.  The table below summarizes our potential obligations as of December 31, 2019.

Noncontrolling interests subject to put provisions	As of December 31, 2019
(dollars in thousands)
Time-based puts	$111,793
Event-based puts	14,690
Total Obligation	$126,483

As of December 31, 2019, $59.9 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of December 31, 2019 and reflects the payments that would be made, assuming (a) all vested puts as of December 31, 2019 were exercised on January 1, 2020 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands)	Amount
Year	Exercisable
2020	$85,929
2021	10,296
2022	7,897
2023	3,573
2024	1,326
Thereafter	2,772
Total	$111,793

The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by nephrologist partners which, if successful, could cause an increase to the amount we owe. As of December 31, 2019, we had recorded potential obligations within mezzanine equity of approximately $111.8 million for all existing time-based puts, including puts with a redemption value of $17.3 million as defined in “Note 12—Noncontrolling Interests Subject to Put Provisions,” which were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The nephrologist partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise.  We expect that any additional amounts for time-based puts accelerated as a result of physician IPO put rights will be immaterial.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate.  In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options.  Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of December 31, 2019 a future payment will be due upon vesting totaling $1.2 million.

In connection with the Term Loan Holdings Distribution, as described in “Note 18—Stock-Based Compensation” of the notes to the consolidated financial statements, we also equitably adjusted the outstanding stock options by reducing exercise prices and making cash dividend equivalent payments of $2.5 million, all of which were paid to vested option holders as of December 31, 2019.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our 2017 Revolving Credit Facility. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2019 is estimated to be $10.6 million as of December 31, 2019.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Consolidated Statement of Operations for the year ended December 31, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018 and the second installment in the amount of $8.0 million on August 1, 2019, and we expect to pay $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. As of December 31, 2019, $6.6 million is classified as Accrued expenses and other current liabilities, and $5.8 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recent Accounting Pronouncements

See “Note 2—Summary of Significant Accounting Policies” of the notes to the consolidated financial statements.

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

We maintain a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, we determine the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments that result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. We determine our estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance and historical collection experience. We determine our estimate of implicit price concessions based on our historical collection experience with each payor and where no prior experience exists, we consider information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

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

Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2019 were immaterial for the year ended December 31, 2019. We recorded $5.5 million of revenue during the year ended December 31, 2018 related to adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2018 related to a payor. Excluding the impact of this payor, adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2018 were immaterial for the year ended December 31, 2018. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When we obtain new information, such as actual cash receipts, we adjust the estimated transaction price.

Amounts pending approval from third-party payors associated with Medicare recovery claims as of December 31, 2019 and 2018, other than standard monthly billing, consisted of approximately $17.5 million and $15.8 million, respectively. As of December 31, 2019, $9.3 million is classified as Prepaid expenses and other current assets, and $8.2 million is classified as Other long-term assets. As of December 31, 2018, $10.6 million is classified as Prepaid expenses and other current assets, and $5.2 million is classified as Other long-term assets.

The composition of patient care service revenues by payment source is as follows:

	Year Ended December 31,
Percentage of Revenues by Payor:	2019	2018	2017
Medicare and Medicare Advantage	68%	66%	61%
Commercial and other (1)	27%	30%	35%
Medicaid and Managed Medicaid	4%	4%	3%
Other (2)	1%	—%	1%
	100%	100%	100%
________________________

(1)	Principally commercial insurance companies and also includes the VA, which we refer to collectively as “Commercial and other.”

(2)
Other payment of revenues by payor include hospitals and patient self-pay. Patient self-pay revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

Net accounts receivable from the Medicare and Medicaid programs accounted for 65% and 70% of total patient net accounts receivable at December 31, 2019 and 2018, respectively. No other single payor accounted for more than 10% of total patient net accounts receivable.

Contingencies

We are defendants in various legal actions in the normal course of business and legal actions relating to the Restatement. We record a liability when we believe that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to the consolidated financial statements.

We evaluate, on a quarterly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. If our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See “Note 20—Commitments and Contingencies” and “Note 21—Certain Legal and Other Matters” of the notes to the consolidated financial statements for additional information.

Fair Value Measurements

We estimate the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in valuing these assets, liabilities and noncontrolling interests. We have also classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels. The determination of the fair value of these assets and liabilities is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these assets could be sold to a third party or at which these obligations could be settled. For more information on our noncontrolling interests, see “—Noncontrolling Interests” below.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation, amortization and impairment. Depreciation is being recorded over the remaining useful lives. Property and equipment acquired as part of an acquisition are recorded at fair value and other purchases are stated at cost with depreciation calculated using the straight‑line method over their estimated useful lives as follows:

Buildings	39 years
Leasehold improvements	Shorter of lease term or useful lives
Equipment and information systems	3 to 10 years

Upon retirement or sale, the cost and related accumulated depreciation and impairment are removed from the accounts, and any resulting gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred. Included in construction in progress are amounts expended for leasehold improvement costs incurred for new dialysis clinics and clinic expansions, in each case, that are not in service as of December 31 of the applicable year.

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

If the carrying amount of the reporting unit exceeds its fair value, we would record the difference as an impairment loss as an expense in the period in which the impairment occurred. The carrying value of goodwill included on our Consolidated Balance Sheet as of the goodwill impairment annual impairment test date of October 1, 2019 was $576.1 million. Our quantitative impairment test performed for goodwill in 2019 indicated that no impairment charges were necessary for the year ended December 31, 2019. Based on a similar assessment and test performed in the year ended December 31, 2018, no impairment was identified.

The impairment test for indefinite-lived intangibles other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. We estimate the fair value of our indefinite-lived intangibles using a discounted cash flow model based on our best estimate of amounts and timing of future revenues and cash flows and our most recent business and strategic plans and compare the estimated fair value to the carrying value of the asset. For our 2019 impairment assessment, which occurred as of October 1, 2019, we performed quantitative assessments for all indefinite‑lived intangible assets. The estimated fair values exceeded the carrying value for each of our indefinite-lived intangible assets as of the annual testing date, and therefore we have concluded that there was no impairment for the year ended December 31, 2019. Based on a similar assessment and test performed in the year ended December 31, 2018, we have concluded there was no impairment.

Impairment of Long‑Lived Assets

Long‑lived assets include property and equipment and finite‑lived intangibles. In the event that facts and circumstances indicate that these assets may be impaired, an evaluation of recoverability at the lowest asset group level would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write‑down to fair value is required. The lowest level for which identifiable cash flows exist is the operating clinic level. No facts or circumstances were identified that indicated that these assets may be impaired, and as such there was no impairment charge recorded for the year ended December 31, 2019. Based on a similar assessment performed in the year ended December 31, 2018, no impairment charge was recorded.

Assets Held for Sale

We classify our long-lived assets to be sold as held for sale in the period (i) we have approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, we stop recording depreciation expense on the asset. We assess the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale. As of December 31, 2019, we classified $50.1 million of assets and $5.8 million of liabilities as held for sale. Impairment charges of $5.2 million were recorded during the year ended December 31, 2019, including goodwill impairment of $3.3 million and $1.9 million to adjust the carrying value of the disposal group to fair value less costs to sell, and are presented in Depreciation, amortization and impairment on the Consolidated Statements of Operations. These assets and liabilities held for sale include certain clinics in New Jersey, Ohio and Pennsylvania that accounted for, in the aggregate, $28.6 million of our net patient service operating revenues for the year ended December 31, 2019.

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

Noncontrolling Interests

We own a controlling interest in the majority our clinics as of December 31, 2019, and our joint venture partners own the remaining noncontrolling interests. We are required to treat noncontrolling interests (other than noncontrolling interests subject to put provisions) as a separate component of equity, but apart from our equity, and not as a liability or other item outside of equity. We are also required to present separately consolidated net income (loss) attributable to us and to noncontrolling interests on the face of the Consolidated Statements of Operations. In addition, changes in our ownership interest while we retain a controlling financial interest are prospectively accounted for as equity transactions. We are also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to us and the noncontrolling owners and a schedule showing the effects of changes in our ownership interest in a subsidiary on the equity attributable to us.

Further, we are also required to classify securities with redemption features that are not solely within our control, such as our noncontrolling interests that are subject to put provisions, outside of permanent equity. These noncontrolling interests subject to put provisions are recorded at the greater of the noncontrolling interest balance determined pursuant to ASC 810-10, Consolidation, or the redemption value. Changes in the fair value of noncontrolling interests subject to put provisions are accounted for as equity transactions. Changes in the redemption value over fair value are recognized as reductions of earnings available to our shareholders. These put provisions, if exercised, would require us to purchase our partners’ interests at the appraised fair value or the redemption value as defined in the specific put provision. We estimate the fair value of the noncontrolling interests subject to these put provisions using the income, market and asset based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and EBITDA multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses. See “Note 12—Noncontrolling Interests Subject to Put Provisions” of the notes to the consolidated financial statements for further details.

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

Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the common stock over the option’s expected term, the risk‑free interest rate over the option’s expected term and our expected annual dividend yield. Since we have limited history as a public company and through the first quarter of 2018 did not yet have sufficient trading history for our common stock, the expected volatility was largely estimated based on the historical equity volatility of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. For each of the comparable publicly traded entities, the historical equity volatility and the capital structure of the entity were used to calculate the implied stock volatility. The average implied stock volatility of the comparable publicly traded entities was then used to calculate a relevered equity volatility for our company based on our own capital structure. Beginning in the second quarter of 2018, we began weighting in our own historical equity volatility to arrive at the concluded weighted-average equity volatility for the option valuation model. The comparable entities from the healthcare sector were chosen based on area of specialty. We will continue to apply this process until we believe a sufficient amount of historical information regarding the volatility of our own stock price becomes available. Stock‑based compensation expense for performance or service‑based stock awards is recognized over the requisite service period using the straight‑line method, which is generally the vesting period of the equity award, and is adjusted each period for actual forfeitures. See “Note 18—Stock-Based Compensation” of the notes to the consolidated financial statements for additional discussion. For market and performance awards whose vesting is contingent upon a specified event, we recognize stock compensation expense over the derived service period, based on the probability of achievement.

Interest Rate Swap and Cap Agreements

We hold a combination of interest rate caps and a forward interest rate swap as a means of hedging our exposure to and volatility from variable‑based interest rate changes as part of our overall interest rate risk management strategy. The agreements have the economic effect of converting the LIBOR variable component of our interest rate to a fixed rate. These agreements are designated as cash flow hedges, and as a result, hedge‑effective gains or losses resulting from changes in fair values of these instruments are reported in other comprehensive income until such time as each swap or cap is realized, at which time the amounts are classified as net income. The instruments are perfectly effective. In the event the critical terms of the agreements no longer match our exposure, we will measure the ineffectiveness and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. See “Note 14—Debt” of the notes to the consolidated financial statements for additional discussion.

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

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding loans under our 2017 Term B Loan Facility. As of December 31, 2019, we had $64.5 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

In March 2017, we entered into a forward starting interest rate swap agreement and two interest rate cap agreements with notional amounts totaling $280 million as a means of fixing the floating interest rate component on $440 million of our variable rate debt under our 2017 Term B Loan Facility. The agreements are designated as cash flow hedges, with a termination date of March 31, 2021. Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of December 31, 2019, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of December 31, 2019 and 2018, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million for each of the years ended December 31, 2019 and 2018, respectively. See “Note 14—Debt” of the notes to the consolidated financial statements for further discussion of these derivative agreements.

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

Item 8. Financial Statements and Supplementary Data.

See the Index to Financial Statements and Index to Financial Statement Schedules included at “Item 15.  Exhibits and Financial Statement Schedules.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer

concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2019 because of the material weaknesses in our internal control over financial reporting described below.

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

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of the material weaknesses described below under “—Description of Material Weaknesses.”

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for emerging growth companies.

Description of Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the 2018 Form 10-K, our management identified material weaknesses in the operating effectiveness of our internal control over financial reporting that existed as of December 31, 2018, including material weaknesses relating to the ineffectiveness or failure to maintain effective controls relating to: (1) the control environment, (2) accounting for net patient service operating revenues, net accounts receivable, amounts due to payors, income taxes, noncontrolling interests and review and approval of journal entries, (3) information and communication and (4) monitoring. Although we believe that we have made substantial progress on the remediation plans described in the 2018 Form 10-K, remediation of these control deficiencies was ongoing as of December 31, 2019. For a description of these material weaknesses and related remediation plan, see “Part II, Item 9A. Controls and Procedures” in the 2018 Form 10-K, filed with the SEC on September 5, 2019, which section is incorporated by reference herein.

In connection with our ongoing remediation efforts, our management has identified an additional material weakness in our internal control over financial reporting that existed as of December 31, 2019. Our management has determined that our controls over the financial statement close process were not effectively designed to ensure that our financial statements are in compliance with GAAP due to a lack of sufficient accounting and supervisory personnel. We have made, and continue to make, efforts to remediate this material weakness through training of our existing, and hiring additional, accounting, tax and financial reporting personnel.

(c) Changes in Internal Control over Financial Reporting

To date, we have made improvements to controls in the areas of accounting for net patient service operating revenues, net accounts receivable, amounts due to payors, income taxes and noncontrolling interests and in the area of review and approval of journal entries. Additionally, we have made improvements to our control environment, information and communication and monitoring to address the material weaknesses identified in those areas. We developed new processes and are in the process of evaluating the design and operating effectiveness of additional controls. We have made, and continue to make, efforts to remediate the material weakness relating to the lack of sufficient accounting and supervisory personnel through the training of our existing, and hiring additional, accounting, tax and financial reporting personnel. The material weaknesses described above cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Other than the changes described above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 13, 2020, we entered into a Transition Services Agreement with Joseph A. Carlucci, the Chairman of the Board of Directors and our Chief Executive Officer. Pursuant to this agreement, Mr. Carlucci will resign as a member of the Board and from other officer and director positions he holds with us on the earlier to occur of (i) the date on which a successor chief executive officer designated by the Board commences employment with us and (ii) the date of Mr. Carlucci’s termination of employment with us for any reason, following which he will transition to a consultant position. For more information on the Transition Services Agreement, please see Item 5.02 of our Current Report on Form 8-K filed on March 16, 2020.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

We have adopted a written code of ethics and conduct (the “Code of Ethics and Conduct”) that applies to all of our directors, officers and employees, including our Chairman and Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and other senior executive officers, as well as our physician and institutional partners. The Code of Ethics and Conduct sets forth our policies and expectations on a number of topics, including our obligations to our patients and relations with referral and other courses, other conflicts of interest, compliance with laws, use of our assets, our business practices, protecting our shareholders and our compliance program.  A current copy of the code is posted on our website, which is located at www.americanrenal.com.  If we ever were to amend or waive any provision of our code of ethics and conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on our website at www.americanrenal.com rather than by filing a Form 8-K.

Item 11. Executive Compensation.
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in our definitive proxy statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. We will file such definitive proxy statement with the SEC pursuant to Regulation 14A within 120 days after our fiscal year ended December 31, 2019.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of American Renal Associates Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in accounting principle
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).
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

Boston, Massachusetts
March 16, 2020

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	As of December 31, 2019	As of December 31, 2018
Assets
Cash	$34,494	$55,200
Accounts receivable, less allowance for doubtful accounts of $1,258 and $3,270 at December 31, 2019 and 2018, respectively	102,150	99,526
Inventories	7,752	11,433
Prepaid expenses and other current assets	22,268	28,127
Income tax receivable	3,251	—
Current assets held for sale	50,099	577
Total current assets	220,014	194,863
Property and equipment, net of accumulated depreciation	151,175	180,268
Operating lease right-of-use assets (Note 15)	133,899	—
Intangible assets, net of accumulated amortization	24,486	24,628
Other long-term assets	18,608	14,745
Goodwill	538,609	571,339
Total assets	$1,086,791	$985,843
Liabilities and Equity
Accounts payable	$49,539	$59,082
Accrued compensation and benefits	37,196	34,587
Accrued expenses and other current liabilities	37,593	61,116
Current portion of long-term debt	38,779	42,855
Current portion of operating lease liabilities (Note 15)	22,061	—
Current liabilities held for sale	5,767	—
Total current liabilities	190,935	197,640
Long-term debt, less current portion	548,835	517,511
Long-term operating lease liabilities, less current portion (Note 15)	123,792	—
Income tax receivable agreement payable	3,000	3,700
Other long-term liabilities	6,501	24,813
Deferred tax liabilities	2,706	3,169
Total liabilities	875,769	746,833
Commitments and contingencies (Notes 20 and 21)
Noncontrolling interests subject to put provisions	126,483	129,099
Equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 32,976,416 and 32,603,846 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	197	196
Additional paid-in capital	100,744	105,715
Receivable from noncontrolling interests	(531)	(506)
Accumulated deficit	(178,241)	(164,451)
Accumulated other comprehensive (loss) income, net of tax	(1,619)	76
Total American Renal Associates Holdings, Inc. deficit	(79,450)	(58,970)
Noncontrolling interests not subject to put provisions	163,989	168,881
Total equity	84,539	109,911
Total liabilities and equity	$1,086,791	$985,843
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except for share data)

	For the Years Ended December 31,
	2019	2018	2017
Patient service operating revenues	$822,522	$805,776	$737,318
Provision for uncollectible accounts	—	—	(8,316)
Net patient service operating revenues	822,522	805,776	729,002

Operating expenses:
Patient care costs	610,179	570,009	483,101
General and administrative	91,081	101,101	102,093
Transaction-related costs (Notes 2 and 14)	—	856	717
Gain on business interruption insurance (Note 2)	—	(375)	—
Depreciation, amortization and impairment	43,765	39,802	37,634
Certain legal and other matters (Note 21)	25,824	39,061	15,249
Total operating expenses	770,849	750,454	638,794
Operating income	51,673	55,322	90,208
Interest expense, net	(43,587)	(32,632)	(29,309)
Loss on early extinguishment of debt	—	—	(526)
Change in fair value of income tax receivable agreement	221	2,673	7,234
Income before income taxes	8,307	25,363	67,607
Income tax (benefit) expense	(17,838)	2,896	9,471
Net income	26,145	22,467	58,136
Less: Net income attributable to noncontrolling interests	(39,935)	(51,234)	(62,733)
Net loss attributable to American Renal Associates Holdings, Inc.	(13,790)	(28,767)	(4,597)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(7,999)	(2,566)	(11,503)
Net loss attributable to common shareholders	$(21,789)	$(31,333)	$(16,100)

Loss per share (Note 17):
Basic	$(0.68)	$(0.98)	$(0.52)
Diluted	$(0.68)	$(0.98)	$(0.52)
Weighted-average number of common shares outstanding
Basic	32,274,570	31,965,844	31,081,824
Diluted	32,274,570	31,965,844	31,081,824

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Net income	$26,145	$22,467	$58,136
Unrealized (loss) gain on derivative agreements, net of tax	(1,695)	1,181	(791)
Total comprehensive income	24,450	23,648	57,345
Less: Comprehensive income attributable to noncontrolling interests	(39,935)	(51,234)	(62,733)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(15,485)	$(27,586)	$(5,388)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except for share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit) for the Years Ended
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value
Balance, December 31, 2016	$150,049	30,894,962	$184	$100,687	$(544)	$(131,301)	$(100)	$(31,074)	$194,799
Net income (loss)	17,224	—	—	—	—	(4,597)	—	(4,597)	45,509
Stock‑based compensation	—	—	—	15,872	—	—	—	15,872	—
Exercise of stock options	—	861,866	9	2,371	—	—	—	2,380	—
Issuance of restricted stock	—	277,611	—	—	—	—	—	—	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(2,880)	—	—	—	(2,880)	—
Distributions to noncontrolling interests	(23,656)	—	—	—	—	—	—	—	(55,822)
Contributions from noncontrolling interests	3,015	—	—	—	186	—	—	186	3,321
Purchases of equity of noncontrolling interests	(25,317)	—	—	(7,566)	—	—	—	(7,566)	(353)
Redemptions of equity of noncontrolling interests	32	—	—	231	—	—	—	231	(282)
Reclassification and other adjustments	(526)	—	—	—	—	—	—	—	526
Change in fair value of interest rate swaps, net of tax	—	—	—	—	—	—	(791)	(791)	—
Change in fair value of noncontrolling interests	9,617	—	—	(9,617)	—	—	—	(9,617)	—
Balance, December 31, 2017	$130,438	32,034,439	$193	$99,098	$(358)	$(135,898)	$(891)	$(37,856)	$187,698
Net income	13,633	—	—	—	—	(28,767)	—	(28,767)	37,601
Reclassification of stranded tax effects related to the Tax Cuts and Jobs Act of 2017	—	—	—	—	—	214	(214)	—	—
Stock‑based compensation	—	—	—	5,721	—	—	—	5,721	—
Exercise of stock options	—	348,442	3	1,395	—	—	—	1,398	—
Issuance of restricted stock	—	359,691	—	—	—	—	—	—	—
Forfeiture of restricted stock options	—	(70,382)	—		—	—	—	—	—
Common stock repurchases for tax withholdings of net settlement of equity awards	—	(49,406)	—	(417)	—	—	—	(417)	—
Vested restricted stock awards withheld on net share settlement	—	(18,938)	—	(421)	—	—	—	(421)	—
Cash dividend equivalents accrual reduction on share-based payments	—	—	—	478	—	—	—	478	—
Distributions to noncontrolling interests	(20,243)	—	—	—	—	—	—	—	(50,717)
Contributions from noncontrolling interests	2,623	—	—	—	(148)	—	—	(148)	5,264
Purchases of equity of noncontrolling interests	(1,062)	—	—	(6,645)	—	—	—	(6,645)	(1,359)
Redemptions of equity of noncontrolling interests	166	—	—	(891)	—	—	—	(891)	1,335
Reclassification and other adjustments	10,941	—	—	—	—	—	—	—	(10,941)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	1,181	1,181	—
Change in fair value of noncontrolling interests	(7,397)	—	—	7,397	—	—	—	7,397	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except for share data)

		Total American Renal Associates Holdings, Inc. Equity (Deficit) for the Years Ended
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value
Balance, December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income	9,642	—	—	—	—	(13,790)	—	(13,790)	30,293
Stock‑based compensation	—	—	—	4,745	—	—	—	4,745	—
Exercise of stock options	—	122,163	1	9	—	—	—	10	—
Issuance of restricted stock	—	324,801	—	—	—	—	—	—	—
Forfeiture of restricted stock options	—	(38,940)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(35,454)	—	(368)	—	—	—	(368)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(45)	—	—	—	(45)	—
Distributions to noncontrolling interests	(15,848)	—	—	—	—	—	—	—	(47,139)
Contributions from noncontrolling interests	3,065	—	—	—	(25)	—	—	(25)	9,964
Purchases of equity of noncontrolling interests	172	—	—	(8,048)	—	—	—	(8,048)	(623)
Redemptions of equity of noncontrolling interests	(570)	—	—	4,735	—	—	—	4,735	(2,463)
Reclassification and other adjustments	(5,076)	—	—	—	—	—	—	—	5,076
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,695)	(1,695)	—
Change in fair value of noncontrolling interests	5,999	—	—	(5,999)	—	—	—	(5,999)	—
Balance at December 31, 2019	$126,483	32,976,416	$197	$100,744	$(531)	$(178,241)	$(1,619)	$(79,450)	$163,989

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018	2017
Operating activities
Net income	$26,145	$22,467	$58,136
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and impairment	43,765	39,802	37,634
Amortization of discounts, fees and deferred financing costs	2,825	1,981	2,031
Loss on early extinguishment of debt	—	—	526
Stock-based compensation	4,745	5,721	15,872
Premium paid for interest rate cap agreements	—	—	(1,186)
Deferred taxes	121	2,350	11,299
Change in fair value of income tax receivable agreement	(221)	(2,673)	(7,234)
Loss (gain) on disposal of assets, net	529	80	(27)
Other non-cash charges, net	317	119	1,217
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,624)	13,118	17,568
Inventories	3,659	(6,799)	11
Prepaid expenses and other current assets	2,072	(2,340)	(6,353)
Other assets	(5,377)	(5,712)	(1,325)
Right-of-use assets and operating lease liabilities	(2,067)	—	—
Accounts payable	(9,543)	25,661	2,294
Accrued compensation and benefits	2,609	5,602	(118)
Accrued expenses and other liabilities	(28,134)	7,027	(1,797)
Cash provided by operating activities	38,821	106,404	128,548
Investing activities
Purchases of property, equipment and intangible assets	(23,122)	(44,960)	(36,073)
Proceeds from asset sales	9,400	2,502	2,325
Cash paid for acquisitions	(6,590)	(388)	(1,555)
Cash used in investing activities	(20,312)	(42,846)	(35,303)
Financing activities
Net proceeds from issuance of long-term debt	—	—	267,564
Cash paid for financing costs	—	—	(3,914)
Proceeds on term loans, net of discounts and fees	78,299	82,389	49,921
Payments on long-term debt	(54,069)	(90,428)	(327,331)
Dividends and dividend equivalents paid	(50)	(332)	(8,729)
Proceeds from exercise of stock options	10	1,398	2,380
Common stock repurchases for tax withholdings of net settlement of equity awards	—	(417)	—
Repurchases of vested restricted stock awards withheld on net share settlement	(368)	(421)	—
Distributions to noncontrolling interests	(62,987)	(70,960)	(79,478)
Contributions from noncontrolling interests	8,349	7,739	6,522
Purchases of noncontrolling interests	(8,499)	(9,066)	(29,540)
Proceeds from sales of additional noncontrolling interests	—	229	66
Cash used in financing activities	(39,315)	(79,869)	(122,539)

(Decrease) increase in cash	(20,806)	(16,311)	(29,294)
Cash and restricted cash at beginning of year	55,300	71,611	100,905
Cash and restricted cash at end of year (Note 3)	$34,494	$55,300	$71,611

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$2,159	$2,635	$1,885
Cash paid for interest	34,152	30,504	26,812
Supplemental Disclosure of Non-Cash Flow Information
Non-cash equity impacts of the sale or closure of clinics	1,702	610	(19)
Non-cash equity contributions	4,655	—	—
Assets acquired under capital lease obligations	—	6,168	—
Change in liability accrued for dividend equivalent payments	45	(478)	2,880
Contributions from noncontrolling interests in the form of a receivable	25	148	—
Liability accrued for purchases of noncontrolling interests	—	—	3,696
Non-cash portion of long-term debt refinancing	—	—	167,808
 The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, except per share amounts)

Note 1. Basis of Presentation and Organization

Business

American Renal Associates Holdings, Inc. (the “Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, which itself has no assets other than 100% of the shares of capital stock of American Renal Holdings Inc. All of the Company’s operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries (“ARH”).

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of December 31, 2019, the Company owned and operated 246 dialysis clinics treating 17,306 patients in 27 states and the District of Columbia. As of December 31, 2018, the Company owned and operated 241 dialysis clinics treating 16,543 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney‑related diseases in the local market served by the clinic. Substantially all clinics are maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provides the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company’s wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to “Note 11—Variable Interest Entities.” The Company reclassified certain prior year amounts to conform to current period presentation.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Segment Information

Accounting pronouncements establish standards for the manner in which public companies report information about operating segments in annual and interim financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is evaluated regularly by the chief operating decision‑maker in making decisions about how to allocate resources and assess performance. Based on its operating management and financial reporting structure, the Company has determined that it is operating as one reportable business segment, the ownership and operation of dialysis clinics, all of which are located in the United States.

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

The Company maintains a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments that result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy and/or implicit price concessions. The Company determines its estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance and historical collection experience. The Company determines its estimate of implicit price concessions based on its historical collection experience with each payor, and where no prior experience exists, it considers information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable.

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

Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2019 were immaterial for the year ended December 31, 2019. The Company recorded $5,521 of revenue during the year ended December 31, 2018 related to adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2018 related to a payor. Excluding the impact of this payor, adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2018 were immaterial for the year ended December 31, 2018. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.

Amounts pending approval from third-party payors associated with Medicare recovery claims as of December 31, 2019 and 2018, other than standard monthly billing, consisted of approximately $17,509 and $15,820, respectively. As of December 31, 2019, $9,284 is classified as Prepaid expenses and other current assets and $8,225 is classified as Other long-term assets. As of December 31, 2018, $10,622 is classified as Prepaid expenses and other current assets and $5,198 is classified as Other long-term assets.

The composition of patient care service revenue by payment source is as follows:

	Year Ended December 31,
Percentage of Revenues by Payor:	2019	2018	2017
Medicare and Medicare Advantage	68%	66%	61%
Commercial and other (1)	27%	30%	35%
Medicaid and Managed Medicaid	4%	4%	3%
Other (2)	1%	—%	1%
	100%	100%	100%
________________________

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other payments of revenues by payor include hospitals and patient self-pay. Patient self-pay revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

 Net accounts receivable from the Medicare and Medicaid programs accounted for 64.6% and 70.4% of total patient net accounts receivable as of December 31, 2019 and 2018, respectively. No other single payor accounted for more than 10% of total patient net accounts receivable.

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective transition method. As a result of the adoption, a majority of the provision for uncollectible accounts is now recognized as a direct reduction to revenues, instead of separately as a deduction to arrive at net revenues. Effective in 2018, we no longer separately present a provision for uncollectible accounts on the consolidated statements of operations as it is included in net patient service operating revenues following the adoption of the new accounting standard.

Contingencies

The Company and its subsidiaries are defendants in various legal actions in the normal course of business and legal actions relating the restatement of previously issued consolidated financial statements (the “Restatement”). The Company records a liability when it believes that it is probable that a loss has been incurred, and the amount can be reasonably estimated. If it determines that a loss is reasonably possible and the loss or range of loss can be estimated, the Company discloses the possible loss in the Notes to the Consolidated Financial Statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The Company evaluates, on a quarterly basis, developments in its legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and makes adjustments and changes to its disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of the Company’s estimates and assumptions change or prove to have been incorrect, it could have a material impact on its business, consolidated financial position, results of operations or cash flows. See “Note 20—Commitments and Contingencies” and “Note 21—Certain Legal and Other Matters” for additional information.

Fair Value Measurements

The Company estimates the fair value of certain assets, liabilities and noncontrolling interests subject to put provisions based upon certain valuation techniques that include observable or unobservable inputs and assumptions that market participants would use in valuing these assets, liabilities and noncontrolling interests. The Company also has classified certain assets, liabilities and noncontrolling interests subject to put provisions that are measured at fair value into the appropriate fair value hierarchy levels. The determination of the fair value of these assets and liabilities is a critical accounting estimate that involves significant judgments and assumptions and may not be indicative of the actual values at which these assets could be sold to a third party or at which these obligations could be settled. For more information on the Company’s noncontrolling interests, see “—Noncontrolling interests.”

Inventories

Inventories are stated at the lower of cost (first‑in, first‑out method) or market, and consist principally of pharmaceuticals and dialysis‑related consumable supplies.

Property and Equipment

We account for property and equipment at cost less accumulated depreciation, amortization and impairment. Depreciation is being recorded over the remaining useful lives. Property and equipment acquired as part of an acquisition are recorded at fair value and other purchases are stated at cost with depreciation calculated using the straight‑line method over their estimated useful lives as follows:

Buildings	39 years
Leasehold improvements	Shorter of lease term or useful lives
Equipment and information systems	3 to 10 years

Upon retirement or sale, the cost and related accumulated depreciation and impairment are removed from the accounts, and any resulting gain or loss is credited or charged to income. Maintenance and repairs are charged to expense as incurred. Included in construction in progress are amounts expended for leasehold improvement costs incurred for new dialysis clinics and clinic expansions, in each case, that are not in service as of December 31 of the applicable year.

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

If the Company elects to bypass the qualitative assessment option, or if potential impairment circumstances are considered to exist, the Company will perform the quantitative goodwill impairment test. The Company performs the quantitative goodwill impairment test using a discounted cash flow analysis, comparing the fair value with the carrying amount of the reporting unit. Such analysis is based on macro-economic factors and research, current financial information such as current results of operations and balance sheets and projected financial results, which include only anticipated growth from current operations. The weighted average cost of capital method is used to determine the discount rate and the Gordon Growth Model is used to determine the residual value necessary for the discounted cash flow method. Changes in the estimates or assumptions used in these models could impact the results of the valuations.

If the carrying amount of the reporting unit exceeds its fair value, the Company would record the difference as an impairment loss as an expense in the period in which the impairment occurred. The carrying value of goodwill included on the Company’s Consolidated Balance Sheet as of the annual impairment test date of October 1, 2019 was $576,082. The Company’s quantitative impairment test performed for goodwill in 2019 indicated that no impairment charge was necessary for the year ended December 31, 2019. Based on a similar assessment and test performed in the year ended December 31, 2018, no impairment was identified.

The impairment test for indefinite-lived intangibles other than goodwill consists of a comparison of the fair value of the indefinite-lived intangible asset to the carrying value of the asset as of the impairment testing date. The Company estimates the fair value of its indefinite-lived intangibles using a discounted cash flow model based on its best estimate of amounts and timing of future revenues and cash flows and its most recent business and strategic plans, and compares the estimated fair value to the carrying value of the asset. For its 2019 impairment assessment, which occurred as of October 1, 2019, the Company performed quantitative assessments for all indefinite‑lived intangible assets. The estimated fair values exceeded the carrying value for each of the Company’s indefinite-lived intangible assets as of the annual testing date, and therefore the Company has concluded that there was no impairment for the year ended December 31, 2019. Based on a similar assessment and test performed in the year ended December 31, 2018, the Company has concluded that there was no impairment.

Impairment of Long‑Lived Assets

Long‑lived assets include property and equipment and finite‑lived intangibles. In the event that facts and circumstances indicate that these assets may be impaired, an evaluation of recoverability at the lowest asset group level would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write‑down to fair value is required. The lowest level for which identifiable cash flows exist is the operating clinic level. No facts or circumstances were identified that indicated that these assets may be impaired, and as such there was no impairment charge recorded for the year ended December 31, 2019. Based on a similar assessment performed in the year ended December 31, 2018, no impairment charge was recorded.

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

As of December 31, 2018, certain clinics in Maryland met the criteria to be classified as held for sale, and the Company concluded that there was no impairment for these assets. The Company reclassified the property and equipment, inventory and certain other assets, which had a combined carrying value of $577, to Current assets held for sale on the Consolidated Balance Sheet, and the sale of these clinics was executed on July 1, 2019. As of December 31, 2019, certain clinics in Pennsylvania, Ohio, and New Jersey and other property and equipment met the criteria as held for sale. The Company recorded a combined impairment loss of $5,170 for the year ended December 31, 2019, including $3,289 to impair goodwill and $1,881 to adjust the carrying value of the disposal group to fair value less costs to sell, which is included in Depreciation, amortization and impairment on the Consolidated Statement of Operations. The Company classified the combined carrying value of all assets that met the criteria of held for sale of $50,099 as of December 31, 2019 to Current assets held for sale and the carrying value of all liabilities that met the criteria of held for sale of $5,767 to Current liabilities held for sale on the Consolidated Balance Sheets. These assets and liabilities held for sale include certain clinics in New Jersey, Ohio and Pennsylvania that accounted for, in the aggregate, $28,621 of our net patient service operating revenues for the year ended December 31, 2019. Refer to“ Note 9—Assets Held for Sale” for additional disclosure surrounding assets and liabilities held for sale.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Noncontrolling Interests

The Company owns a controlling interest in the majority of its clinics as of December 31, 2019, and its joint venture partners own the remaining noncontrolling interests. The Company is required to treat noncontrolling interests (other than noncontrolling interests subject to put provisions) as a separate component of equity, but apart from its own equity, and not as a liability or other item outside of equity. The Company is also required to present separately consolidated net income (loss) attributable to ARA and to noncontrolling interests on the face of the Consolidated Statements of Operations. In addition, changes in the Company’s ownership interest while it retains a controlling financial interest are prospectively accounted for as equity transactions. The Company is also required to expand disclosures in the financial statements to include a reconciliation of the beginning and ending balances of the equity attributable to the Company and the noncontrolling owners and a schedule showing the effects of changes in the Company’s ownership interest in a subsidiary on the equity attributable to the Company.

Further, the Company is also required to classify securities with redemption features that are not solely within the Company’s control, such as the Company’s noncontrolling interests that are subject to put provisions, outside of permanent equity. These noncontrolling interests subject to put provisions are recorded at the greater of the noncontrolling interest balance determined pursuant to ASC 810-10, Consolidation, or the redemption value. Changes in the fair value of noncontrolling interests subject to put provisions are accounted for as equity transactions. Changes in the redemption value over fair value are recognized as reductions of earnings available to shareholders of the Company. These put provisions, if exercised, would require the Company to purchase its nephrologist partners’ interests at the appraised fair value or the redemption value as defined in the specific put provision. The Company estimates the fair value of the noncontrolling interests subject to these put provisions using the income, market and asset-based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a weighted average cost of capital to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and EBITDA multiples. The estimated fair values of the interests subject to these put provisions can also fluctuate and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses. See “Note 12—Noncontrolling Interests Subject to Put Provisions” for further details.

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

Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected term of the option, the expected volatility of the common stock over the option’s expected term, the risk‑free interest rate over the option’s expected term and the Company’s expected annual dividend yield. Since the Company has limited history as a public company and through the first quarter of 2018 did not yet have sufficient trading history for the Company’s common stock, the expected volatility was largely estimated based on the historical equity volatility of common stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. For each of the comparable publicly traded entities, the historical equity volatility and the capital structure of the entity were used to calculate the implied stock volatility. The average implied stock volatility of the comparable publicly traded entities was then used to calculate a relevered equity volatility for the Company based on the Company’s own capital structure. Beginning in the second quarter of 2018, the Company began weighting in its own historical equity volatility to arrive at the concluded weighted-average equity volatility for the option valuation model. The comparable entities from the healthcare sector were chosen based on area of specialty. The Company will continue to apply this process until it believes a sufficient amount of historical information regarding the volatility of its own stock price becomes available. Stock‑based compensation expense for performance or service‑based stock awards is recognized over the requisite service period using the straight‑line method, which is generally the vesting period of the equity award, and is adjusted each period for actual forfeitures. See “Note 18—Stock-Based Compensation” for additional

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

discussion. For market and performance awards whose vesting is contingent upon a specified event, the Company recognizes stock compensation expense over the derived service period, based on the probability of achievement.

Interest Rate Swap and Cap Agreements

The Company holds a combination of interest rate caps and a forward interest rate swap as a means of hedging its exposure to and volatility from variable‑based interest rate changes as part of its overall interest rate risk management strategy. The agreements have the economic effect of converting the LIBOR variable component of the Company’s interest rate to a fixed rate. These agreements are designated as cash flow hedges, and as a result, hedge‑effective gains or losses resulting from changes in fair values of these instruments are reported in other comprehensive income until such time as each swap or cap is realized, at which time the amounts are reclassified to other income (expense). The instruments are perfectly effective. In the event the critical terms of the agreements no longer match the Company’s exposure, the Company will measure the ineffectiveness and record those cumulative measurements in the noncash component of interest expense. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. See “Note 14—Debt” for additional discussion.

Gain on Business Interruption Insurance
As of December 31, 2018, the Company operated 44 clinics in Florida and 26 clinics in Texas. Due to severe weather conditions in connection with Hurricanes Harvey and Irma in August 2017 and September 2017, the Company’s clinic operations located in Florida and Texas were adversely impacted. During the year ended December 31, 2018, the Company received $375 of business interruption insurance proceeds, which is included in gain on business interruption insurance within operating expenses on the Consolidated Statements of Operations for the year then ended.

2018 Secondary Offering

The Company recognized $856 of transaction-related costs in the year ended December 31, 2018, reflecting expenses incurred for the registration statement and the secondary offering that was withdrawn in March 2018. These costs include legal, accounting, valuation and other professional or consulting fees.

Accounting Pronouncements Recently Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This amendment modifies the disclosure requirements for assets and liabilities measured at fair value. The requirements to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels and the valuation processes for Level 3 fair value measurements have all been removed. However, the changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period must be disclosed along with the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements (or other quantitative information if it is more reasonable). This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company elected to early adopt ASU 2018-13 as of January 1, 2019, and it did not have material impact on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2018, and interim periods therein; however, early adoption by all entities is permitted. The Company adopted ASU 2017-12 as of January 1, 2019, and it did not have a material impact on its consolidated financial statements.
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

The Company adopted ASU 2016-02 effective January 1, 2019 and has elected not to recast comparative periods presented. The Company has engaged a professional services firm and has implemented lease accounting systems to assist in the implementation of ASU 2016-02. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which eliminates the reassessment of past leases, classification and initial direct costs. The standard had no impact on beginning retained earnings and added approximately $138,000 and $149,000 in right of use assets and lease liabilities, respectively, to the Company’s Consolidated Balance Sheet as of January 1, 2019 for certain leases currently accounted for as operating leases. The difference in right of use assets and lease liabilities is driven principally by the pre-existing deferred rent balance that was reclassified as a component of the right-of-use asset upon adoption. The standard had no material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows and had no impact on compliance with the Company’s debt covenants, as described in “Note 14—Debt.”

See “Note 15—Leases” for additional discussion of the Company’s lease accounting policies and expanded disclosures required by the new standard.

Accounting Pronouncements to be Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early application is permitted. The Company is still evaluating certain aspects of this ASU as well as the impact it may have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB issued ASU 2019-10, which updated the effective date for smaller reporting companies to be for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is still evaluating certain aspects of this ASU as well as the impact it may have on its consolidated financial statements and related disclosures.

Note 3. Cash

The following table provides a reconciliation of cash and restricted cash reported within the balance sheet to the total shown in the statement of cash flows.

	December 31, 2019	December 31, 2018
Cash	$34,494	$55,200
Restricted cash included in other long-term assets	—	100
Total cash and restricted cash shown in the statement of cash flows	$34,494	$55,300

Restricted cash included in other long-term assets on the balance sheet as of December 31, 2018 represents those amounts required to be set aside by contractual agreement with a financial institution.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

	2019	2018
Medicare recovery claims	$9,284	$10,622
Prepaid expenses and other	12,984	17,505
	$22,268	$28,127

Note 5. Acquisitions and Divestitures

Acquisitions
The Company periodically acquires the operating assets and liabilities of dialysis centers. The results of operations for these acquisitions are included in the Company’s Consolidated Statements of Operations from their respective acquisition consummation dates.

Fiscal Year 2019

On January 1, 2019, the Company acquired a majority interest in the assets of a dialysis center in Florida.

On March 1, 2019, the Company acquired a majority interest in the assets of a dialysis center in South Carolina.

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

The acquisitions were made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions was primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, and goodwill of $4,774 is expected to be deductible for tax purposes. Pro forma information is not presented because the impact on results of operations is not significant.

Fiscal Year 2018

On November 1, 2018, the Company acquired a majority interest in the assets of a dialysis center in California.

The cash consideration paid was preliminarily based on the estimated fair value, as follows:

Property and equipment	$329
Other assets	59
Cash consideration paid	$388

This acquisition was made to expand the Company’s market presence in California. Pro forma information is not presented because impact on results of operations is not significant.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Fiscal Year 2017

On November 1, 2017, the Company acquired a majority interest in the assets of two separate dialysis centers in Oklahoma.

On December 1, 2017, the Company acquired a majority interest in the assets of a dialysis center in Georgia.

The cash consideration paid, on a combined basis for all acquisitions consummated during 2017, was allocated based on the estimated fair value, as follows:

Property and equipment	$737
Noncompete agreements and other intangible assets	93
Goodwill	725
Cash consideration paid	$1,555

These acquisitions were made to expand the Company’s market presence in the indicated locations. The goodwill arising from these acquisitions is primarily attributable to future growth opportunities and any intangible assets that did not qualify for separate recognition, and $647 of the goodwill was deductible for tax purposes. These acquisitions, individually and in the aggregate, had an immaterial impact on the results of operations in the year of acquisition. Pro forma information is not presented because impact on results of operations is not significant.

Divestitures
The Company periodically divests the operating assets and liabilities of dialysis centers. The results of operations for these divestitures are included in the Company’s Consolidated Statements of Operations through their respective sale consummation dates.
Fiscal Year 2019
On March 1, 2019, the Company sold 100% of the Company’s equity in two dialysis clinics in Florida and received a combined cash consideration for the sales of $3,300. The transactions resulted in the recognition of a combined gain of $512, which is included as a reduction to general and administrative expenses to arrive at operating income in the Consolidated Statements of Operations for the year ended December 31, 2019, and a reduction of goodwill of $2,210.

On July 1, 2019, the Company sold 100% of the Company’s equity in two dialysis clinics in Maryland and received a combined cash consideration for the sales of $3,000. The transactions resulted in the recognition of a combined loss of $228, which is included as an increase to general and administrative expenses to arrive at operating income in the Consolidated Statements of Operations for the year ended December 31, 2019, and a reduction of goodwill of $2,155.
Fiscal Year 2018
On March 1, 2018, the Company sold 100% of its equity in a dialysis clinic in Florida and received cash consideration for the sale of $2,500. The transaction resulted in the recognition of a gain of $262 related to the sale of the clinic and its derecognition which is included as a reduction to general and administrative expenses to arrive at operating income in the Consolidated Statements of Operations for the year ended December 31, 2018 and a reduction of goodwill of $1,806.
Fiscal Year 2017
On June 2, 2017, the Company sold 100% of its equity in a dialysis clinic in Massachusetts and on August 1, 2017, the Company sold 100% of its equity in a dialysis clinic in Florida for a combined cash consideration of $1,075. The transactions resulted in the recognition of a combined gain of $615 related to the sale of the clinics and their derecognition which is included as a reduction to general and administrative expenses to arrive at operating income in the Consolidated Statements of Operations for the year ended December 31, 2018 and a reduction of goodwill of $563.
The Company also closed two clinics during the year ended December 31, 2017 for a combined loss of $107 and a reduction of goodwill of $109.

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at December 31, 2019.

Derivative agreements— See “Note 14—Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company’s TRA relies upon both Level 2 data and Level 3 inputs. The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company’s stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including the price of the Company’s common stock, will impact the fair value for the TRA.  See “Note 19—Related Party Transactions” for further discussion of the TRA.

Noncontrolling interests subject to put provisions— See “Note 12—Noncontrolling Interests Subject to Put Provisions”  for a discussion of the Company’s methodology for estimating fair value of noncontrolling interests subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the years ended December 31, 2019 and 2018.

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$143	$—	$143	$—
Total Assets	$143	$—	$143	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,000	$—	$—	$3,000
Interest rate swap agreement (included in Accrued expense and other current liabilities)	783	—	783	—
Interest rate swap agreement (included in Other long-term liabilities)	725	—	725	—
Total Liabilities	$4,508	$—	$1,508	$3,000
Temporary Equity
Noncontrolling interests subject to put provisions	$126,483	$—	$—	$126,483

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$836	$—	$836	$—
Interest rate derivative agreements (included in Other long-term assets)	395	—	395	—
Total Assets	$1,231	$—	$1,231	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,700	$—	$—	$3,700
Total Liabilities	$3,700	$—	$—	$3,700
Temporary Equity
Noncontrolling interests subject to put provisions	$129,099	$—	$—	$129,099

The following table provides the fair value rollforward for the TRA liability, which is classified as a Level 3 financial instrument.

Balance at December 31, 2017	$7,500
Options exercised and dividend equivalent payment vesting	(1,127)
Total realized/unrealized gains:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(2,673)
Balance at December 31, 2018	$3,700
Options exercised and dividend equivalent payment vesting	(479)
Total realized/unrealized gains:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(221)
Balance at December 31, 2019	$3,000

There are no unrealized gains or losses reported in Other Comprehensive Income related to Level 3 financial instruments.

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short‑term nature. The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 14—Debt,” to be $407,550 as of December 31, 2019 compared to a carrying value of $429,000. As of December 31, 2018, the Company estimated the fair value of the first lien term loans to be $424,732 compared to the carrying value of $433,400.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 7. Property and Equipment

Property and equipment consist of the following at December 31:

	2019	2018
Land	$1,490	$2,030
Buildings and improvements	10,246	8,197
Leasehold improvements	198,975	201,445
Equipment and information systems	151,375	162,750
Construction in progress	4,560	5,549
	366,646	379,971
Less accumulated depreciation	(215,471)	(199,703)
	$151,175	$180,268

Depreciation of property and equipment totaled $37,714 in 2019 and $39,004 in 2018, which excludes adjustments to the carrying value to fair value less costs to sell for assets classified as held for sale. Included in construction in progress are amounts expended for leasehold improvement costs incurred for new dialysis clinics and clinic expansions, in each case, that are not in service as of December 31 of the applicable year. The cost and accumulated amortization of assets under finance leases included in Buildings and improvements above at December 31, 2019 were $7,499 and $588, respectively, and under capital leases at December 31, 2018 were $6,381 and $213, respectively. The Company also had $11,245 of property and equipment, net classified as Current assets held for sale as of December 31, 2019 and $477 of property and equipment, net classified as Current assets held for sale as of December 31, 2018. Refer to “Note 2—Summary of Significant Accounting Policies” and “Note 9—Assets Held for Sale” for further discussion related to the accounting for assets held for sale.

Note 8. Intangible Assets and Goodwill

Intangible assets consist of the following at December 31:

	2019	2018
Noncompete agreements	$25,030	$24,370
Other intangible assets	3,209	3,130
	28,239	27,500
Less accumulated amortization	(25,087)	(24,206)
Net intangible assets subject to amortization	3,152	3,294
Indefinite‑lived trademarks and trade name	21,334	21,334
	$24,486	$24,628

Amortization of intangible assets totaled $881 and $798 in 2019 and 2018, respectively.

The estimated annual amortization expense related to amortizable intangible assets is as follows for the years ending December 31:

2020	$818
2021	767
2022	618
2023	361
2024	172
Thereafter	416
$3,152

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Changes in the value of goodwill:

Balance as of January 1, 2018	$573,145
Divestitures	(1,806)
Balance as of December 31, 2018	$571,339
Acquisitions	9,108
Divestitures	(4,365)
Classification to held for sale (Note 9)	(37,473)
Balance as of December 31, 2019	$538,609

Note 9. Assets Held for Sale

As of December 31, 2019, certain clinics in Pennsylvania, Ohio, and New Jersey and other property and equipment met the criteria as held for sale and the Company presented these assets as a single asset and liability in its financial statements and recognized a valuation allowance, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. The Company determined that there was a goodwill impairment loss of $3,289 and a valuation adjustment of $1,023 for the year ended December 31, 2019, which are included in Depreciation, amortization and impairment on the Consolidated Statement of Operations. The Company classified the combined carrying value of all assets that met the criteria of held for sale of $50,099 as of December 31, 2019 to Current assets held for sale on the Consolidated Balance Sheet and classified the combined carrying value of all liabilities that met the criteria of held for sale of $5,767 as of December 31, 2019 to Current liabilities held for sale on the Consolidated Balance Sheet. These assets and liabilities held for sale include certain clinics in New Jersey, Ohio and Pennsylvania that accounted for, in the aggregate, $28,621 of our net patient service operating revenues for the year ended December 31, 2019. In December 2019, the Company also disposed of long-lived assets previously classified as held for sale during the year ended December 31, 2019 in which $858 was recorded to Depreciation, amortization and impairment on the Consolidated Statement of Operations to adjust the carrying value to fair value less costs to sell.

As of December 31, 2018, certain clinics in Maryland met the criteria to be classified as held for sale, and the Company concluded that there was no impairment for these assets. The Company reclassified the related assets, which had a combined carrying value of $577, to Current assets held for sale on the Consolidated Balance Sheet, and the sale of these clinics was executed on July 1, 2019.

The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale on the Consolidated Balance Sheets.

	As of December 31, 2019	As of December 31, 2018
Inventories	$265	$64
Prepaid expenses and other current assets	20	—
Property and Equipment, net	11,245	477
Operating lease right-of-use assets	5,408	—
Other long-term assets	—	36
Goodwill	34,184	—
Valuation allowance on disposal group(1)	(1,023)	—
Total assets held for sale	$50,099	$577

Operating lease liabilities	$5,767	$—
Total liabilities held for sale	$5,767	$—
(1) The Company adjusted the carrying value to fair value less costs to sell for certain held for sale assets.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 10. Accrued Expenses and Other Current Liabilities

Accrued compensation and benefits consist of the following at December 31:

	2019	2018
Accrued compensation	$24,526	$22,480
Accrued vacation pay	12,670	12,107
	$37,196	$34,587

Accrued expenses and other current liabilities consist of the following at December 31:

	2019	2018
Refunds due to payors	$20,085	$26,659
Income tax payable	—	13,618
Other	10,935	13,198
Accrued settlement (Note 20)	6,573	7,641
	$37,593	$61,116

Note 11. Variable Interest Entities

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

Under U.S. GAAP, VIEs typically include entities for which (i) the entity’s equity is not sufficient to finance its activities without additional subordinated financial support; (ii) the equity holders as a group lack the power to direct the activities that most significantly influence the entity’s economic performance, the obligation to absorb the entity’s expected losses or the right to receive the entity’s expected returns; or (iii) the voting rights of some investors are not proportional to their obligations to absorb the entity’s losses. The analysis upon which these consolidation determinations rest is complex, involves uncertainties and requires significant judgment on various matters, some of which could be subject to different interpretations.

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of December 31, 2019, these consolidated financial statements include total assets of these VIEs of $17,885 and total liabilities of these VIEs to third parties of $11,093.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings, as discussed in “Note 19—Related Party Transactions.” Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company’s consolidated financial statements. The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion. The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the Assigned Clinic Loans which the Company guarantees.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 12. Noncontrolling Interests Subject to Put Provisions

The Company is party to agreements which contain put provisions which require the Company to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods or, in certain cases, upon the occurrence of specific events, including the sale of all or substantially all of the Company’s assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO, of which some were exercised during the year ended December 31, 2019. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the noncontrolling interests subject to put provisions is reported at the greater of the carrying value or estimated fair value for accounting purposes, while some of the noncontrolling interests subject to put provisions is stated at the contractual estimated fair value, as outlined in each specific put provision (“redemption value”). The put rights of such noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3.

The fair value of the noncontrolling interests subject to these put provisions is estimated using the Income, Market and Asset Based Approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the income approach, fair value may be determined by utilizing a Weighted Average Cost of Capital (14.00% - 19.50%) to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses.

As of December 31, 2019 and 2018, the Company’s potential obligations under time‑based put provisions totaled approximately $111,793 and $101,115, respectively. As of December 31, 2019 and 2018, the Company’s potential additional obligations under event‑based put provisions were approximately $14,690 and $27,984, respectively. The Company’s potential obligations for all of these put provisions are included in noncontrolling interests subject to put provisions in the accompanying Consolidated Balance Sheets.

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of December 31, 2019 and 2018 is set forth below.

	December 31, 2019	December 31, 2018
Redemption value	$17,303	$11,221
Estimated fair values for accounting purposes	1,647	2,672
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$15,656	$8,549

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	December 31, 2019	December 31, 2018
Noncontrolling interests subject to put provisions stated at estimated fair values for accounting purposes	$110,827	$120,550
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	15,656	8,549
Noncontrolling interests subject to put provisions stated at maximum redemption value	$126,483	$129,099

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31, 2019	Year Ended December 31, 2018
Change in estimated fair values for accounting purposes	$(2,000)	$(9,963)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	7,999	2,566
Total change in fair value of noncontrolling interests subject to put provisions stated at maximum redemption	$5,999	$(7,397)

Note 13. Changes in Ownership Interest in Consolidated Subsidiaries

The effects of changes in the Company’s ownership interests in its consolidated subsidiaries on the Company’s equity are as follows:

	Year Ended December 31,
	2019	2018	2017
Net loss attributable to American Renal Associates Holdings, Inc.	$(13,790)	$(28,767)	$(4,597)
Increase (decrease) in paid-in capital for redemptions of equity of noncontrolling interests	4,735	(891)	231
Decrease in paid-in capital for the purchase of equity of noncontrolling interests and adjustments to ownership interest	(8,048)	(6,645)	(7,566)
Net transfers to noncontrolling interests	(3,313)	(7,536)	(7,335)
Net loss attributable to American Renal Associates Holdings, Inc., net of transfers to noncontrolling interests	$(17,103)	$(36,303)	$(11,932)

Note 14. Debt

Long‑term debt consists of the following at December 31:

	2019	2018
2017 Credit Agreement - Term B Loan Facility	$429,000	$433,400
2017 Credit Agreement - Revolving Credit Facility	64,500	5,500
Assigned Clinic Loans due to Term Loan Holdings(1)	866	5,078
Other Term Loans(2)	92,958	113,866
Other Lines of Credit(3)	5,006	1,849
Finance Lease Obligations(4)	7,780	6,706
Other	—	2,040
	600,110	568,439
Less: discounts and fees, net of accumulated amortization	(12,496)	(8,073)
Less: current maturities	(38,779)	(42,855)
	$548,835	$517,511

(1)	See “Note 19—Related Party Transactions.”

(2)	Principal and interest is payable monthly at rates between 3.65% and 6.55% over varying periods through December 2028.

(3)	The interest on the lines of credit is payable monthly at rates between 4.13% and 7.68% and borrowings convert to term loans at various maturity dates through August 2022.

(4)	Finance lease obligations expiring in various years through 2034.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Scheduled maturities of long‑term debt as of December 31, 2019 are as follows:

2020	$41,903
2021	32,913
2022	89,933
2023	21,927
2024	400,555
Thereafter	12,879
$600,110

During the year ended December 31, 2019, the Company made mandatory principal payments of $4,400 under the 2017 Credit Agreement (as defined below).

As of December 31, 2019, there were $64,500 of borrowings outstanding under the 2017 Revolving Credit Facility as provided for under the Company’s 2017 Credit Agreement (as defined below).

2017 Credit Agreement

On June 22, 2017, ARH and American Renal Holdings Intermediate Company, LLC (“ARHIC”) entered into a new credit agreement (the “2017 Credit Agreement”) to refinance the credit facilities under ARH’s then existing prior first lien credit agreement. The 2017 Credit Agreement provides ARH with (a) a $100,000 senior secured revolving credit facility (the “2017 Revolving Credit Facility”); (b) a $440,000 senior secured term B loan facility (the “2017 Term B Loan Facility”), and (c) an uncommitted incremental accordion facility equal to the sum of the greater of (i) $125,000 or (ii) 100% of Consolidated EBITDA (as defined in the 2017 Credit Agreement) plus an amount such that certain leverage ratios will not be exceeded after giving pro forma effect to the increase. The 2017 Revolving Credit Facility is scheduled to mature in June 2022, and the 2017 Term B Loan Facility is scheduled to mature in June 2024. The maturity dates under the 2017 Revolving Credit Facility and the 2017 Term Loan Facility are subject to extension with lender consent according to the terms of the 2017 Credit Agreement.

ARH borrowed the full amount of the 2017 Term B Loan Facility and used such borrowings to repay the outstanding balances under the existing prior first lien credit agreement and to pay a portion of the transaction costs and expenses.

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
2017 Term B Loan Facility

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of December 31, 2019.

ARH is required to make principal payments under the 2017 Term B Loan Facility in equal quarterly installments of $1,100 through December 31, 2019, then increasing to $2,200 quarterly installments beginning January 1, 2020.

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
For the period from April 26, 2019 until September 4, 2019, the date on which ARH has delivered the consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of December 31, 2019, interest payable quarterly was 6.80% per annum.

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of December 31, 2019, the fee was 0.50%. There were $64,500 borrowings outstanding under the 2017 Revolving Credit Facility as of December 31, 2019, which had an interest rate of 6.51%.

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
The 2017 Credit Agreement contains customary events of default, the occurrence which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of December 31, 2019, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of December 31, 2019, we were in compliance with the applicable consolidated net leverage ratio.

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
The Company’s clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. We have in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of our clinics as a result of clinic performance issues or otherwise. For example, due to the factors that led to the Restatement and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all of its third-party clinic lenders. More recently, the Company has entered into agreements with certain of its third-party clinic lenders waiving defaults arising from certain financial reporting obligations at the clinic level and temporarily extending the period for calculation of certain financial covenants for some of these clinic loans.
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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of December 31, 2019, the instruments were perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the year ended December 31, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The unrealized pre‑tax loss (gain) of $915, $(892) and $601 related to interest rate swap agreements was recorded in accumulated other comprehensive income during the years ended December 31, 2019, 2018 and 2017, respectively. See “Note 6—Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of December 31, 2019 and 2018.

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

As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of December 31, 2019, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the year ended December 31, 2019. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The associated unrealized pre‑tax loss of $1,058, $586, and $884 was recorded in accumulated other comprehensive income during the years ended December 31, 2019, 2018, and 2017 respectively. See “Note 6—Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of December 31, 2019 and 2018.

As more fully described within “Note 6—Fair Value Measurements,” the Company uses a three‑level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the derivative instruments are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement would be materially different from the fair values currently reported.

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
Note 15. Leases

The Company adopted ASU 2016-02 effective January 1, 2019. The Company’s lease portfolio primarily consists of real estate leases for its corporate headquarters, regional corporate offices and its facilities which are leased under noncancelable operating and finance leases expiring in various years through 2034. Most lease agreements cover periods from five to fifteen years and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses.

Certain of the Company’s lease agreements include rental payments adjusted periodically for the consumer price index and real estate taxes. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has lease agreements with lease and non-lease components and has elected to determine by asset class whether to separate these components. The Company has elected not to separate lease and non-lease components for real estate leases. Because the Company’s current leases do not provide an implicit rate of return, the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term based on the information available at commencement date of the lease.

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was $12,799, $10,778 and $10,160 in 2019, 2018 and 2017, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extend to 2033, amounted to $975, $963 and $853 in 2019, 2018 and

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

2017, respectively. Future receipts of $5,262 due from these related parties are included in sublease receipts presented below. The Company subleases space in certain of its other facilities to nephrologist partners at market values under non‑cancelable operating leases expiring in various years through 2033. Rental income under all subleases, including those noted above, was $1,848 in 2019, $1,709 in 2018 and $1,515 in 2017.

The components of lease expense were as follows:

Year Ended
Lease Cost	December 31, 2019
Operating lease cost	$31,865
Finance lease cost:
Amortization of right-of-use assets	590
Interest on lease liabilities	587
Short-term lease cost(1)	299
Variable lease cost	9,998
Less: Sublease income	(1,848)
Total lease cost	$41,491
_____________________________

(1)
Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

Year Ended
Other information	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31,849
Operating cash flows from finance leases	587
Financing cash flows from finance leases	274
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	21,933
Finance leases	1,332

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$133,899

Current portion of operating lease liabilities	$22,061
Long-term operating lease liabilities, less current portion	123,792
Total operating lease liabilities	$145,853

Finance Leases
Property and equipment, at cost	$7,499
Accumulated depreciation	(588)
Property and equipment, net	$6,911

Current portion of long-term debt	$390
Long-term debt, less current portion	7,390
Total finance lease liabilities	$7,780

Weighted Average Remaining Lease Term
Operating leases	7.1 years
Finance leases	10.9 years
Weighted Average Discount Rate
Operating leases	7.0%
Finance leases	9.7%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of December 31, 2019, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Receipts	Net Operating Lease	Finance Leases
2020	$32,691	$1,607	$31,084	$1,093
2021	31,105	1,641	29,464	1,108
2022	28,637	1,662	26,975	1,123
2023	24,242	1,142	23,100	1,141
2024	19,844	607	19,237	1,188
Thereafter	57,893	2,575	55,318	7,495
Total minimum lease payments	$194,412	$9,234	$185,178	$13,148
Less: amount representing interest	42,792			5,368
Present value of lease liabilities held for sale	5,767			—
Present value of lease liabilities	$145,853			$7,780

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and capital leases as of December 31, 2018, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Receipts	Net Operating Leases	Capital Leases
2019	$31,311	$1,537	$29,774	$876
2020	29,608	1,551	28,057	930
2021	27,597	1,572	26,025	940
2022	25,132	1,592	23,540	950
2023	20,363	1,117	19,246	963
Thereafter	61,085	3,175	57,910	6,286
Total minimum lease payments	$195,096	$10,544	$184,552	$10,945
Less: amount representing interest				4,239
Present value of net minimum capital lease payments				$6,706
Less: current installments of obligations under capital leases				$302
Long-term capital lease obligation				$6,404

As of December 31, 2019, the Company has additional operating and finance lease obligations that have not yet commenced of $10,173 and $992, respectively. These operating and finance leases will commence during fiscal year 2020 with lease terms of 5 to 15 years.

Note 16. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31:

	2019	2018	2017
Current:
Federal	$(15,699)	$(112)	$(2,000)
State	(2,260)	657	173
	$(17,959)	$545	$(1,827)
Deferred:
Federal	$496	$1,348	$9,435
State	(375)	1,003	1,863
	$121	$2,351	$11,298
Total (benefit) provision for income taxes	$(17,838)	$2,896	$9,471

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The significant components of deferred tax assets and liabilities are as follows at December 31:

	2019	2018
Net operating loss and contribution carryforwards	$7,996	$5,542
Interest limitation	9,730	2,189
Stock-based compensation	8,946	9,417
Legal settlement (Note 21)	3,161	5,065
Operating leases liabilities	971	—
Accrued expenses	714	1,484
Interest rate swap	567	—
Other	182	165
Deferred tax assets:	32,267	23,862
Valuation allowance	(11,905)	(12,420)
Total deferred tax assets	20,362	11,442

Investment in joint ventures	(18,387)	(9,784)
Goodwill and intangible amortization	(3,480)	(3,400)
Operating lease right-of-use assets	(971)	—
Depreciation	(230)	(1,378)
Other	—	(49)
Total deferred tax liabilities	(23,068)	(14,611)

Net deferred tax liabilities	$(2,706)	$(3,169)

As of December 31, 2019, the Company has $9,678 in federal loss carryforwards with no expiration date, $16,278 in state loss carryforwards which expire at various dates ending 2039 and $20,202 in charitable contribution carryforwards which expire at various dates ending in 2024. As of December 31, 2019, the Company has recorded a valuation allowance of $11,905 against all federal and state tax assets because it has determined that it is more likely than not that the deferred tax assets will not be realized. The current year change in the valuation allowance of $(515) relates primarily to the following: an increase related to current year charitable contributions of $354, a decrease of $603 related to the expiration of charitable contribution benefits and a $266 decrease related to the valuation allowance on all other deferred tax assets.

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “2017 Tax Act”), resulting in significant modifications to existing law. The Company has completed the accounting for the effects of the 2017 Tax Act during the year ended December 31, 2018. The Company recorded income taxes of $2,700 during the fourth quarter of 2017 as a result of the 2017 Tax Act.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

The income tax expense included in the accompanying Consolidated Statements of Operations principally relates to the Company’s proportionate share of the pre‑tax income from its ownership in joint venture subsidiaries. A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows for the years ended December 31:

	2019	2018	2017
Income tax provision at federal statutory rate	21%	21%	35%
Increase (decrease) in tax resulting from:
State taxes, net of federal benefit	(13.2)%	(2.9)%	0.6%
Noncontrolling interests in passthrough entities	(98.0)%	(44.0)%	(32.3)%
Valuation allowance	(6.2)%	28.7%	8.0%
Expiration of attributes	7.2%	4.3%	0.7%
Uncertain tax positions	(129.3)%	4.8%	1.3%
Other permanent items, net	3.8%	(0.5)%	0.7%
Effective income tax rate	(214.7)%	11.4%	14.0%

The Company and its subsidiaries file U.S. federal income tax returns and various state returns. The Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2013. The Company is currently under audit by the state of Louisiana for the 2013-2015 tax years and the District of Columbia for the tax years 2013-2017 as of December 31, 2019.

The following table summarizes the gross amounts of unrecognized tax benefits without regard to reduction in tax liabilities or additions to deferred tax assets and liabilities if such unrecognized tax benefits were settled:

	2019	2018	2017
January 1	$16,968	$21,077	$25,062
Increase due to current year tax positions	—	—	—
Decrease due to prior year tax positions	(16,733)	(4,109)	(3,985)
December 31	$235	$16,968	$21,077

During the third quarter of 2019, the Company filed Forms 3115, Application for Change in Accounting Method, to adopt alternate tax methods for the treatment of contractual and other allowances and accrued bonus. The applications allow the Company to recognize the impact of the change in methods over the next four years beginning in 2019. As a result of those filings, the Company recorded a benefit of $11,471, inclusive of $3,225 related to FIN 48 interest related to the reversal of accrued interest on uncertain tax positions and to account for the decrease in the federal tax rate to 21% on income that was recognized at 35% in prior years. At December 31, 2019, the Company has approximately $235 of uncertain tax positions which the Company believes are not material to the financial statements.
Note 17. Loss Per Share

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Basic and Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(13,790)	$(28,767)	$(4,597)
Change in the difference between the redemption values and estimated fair values for accounting purposes of the related noncontrolling interests	(7,999)	(2,566)	(11,503)
Net loss attributable to common shareholders	(21,789)	(31,333)	(16,100)
Weighted‑average common shares outstanding	32,274,570	31,965,844	31,081,824
Weighted‑average common shares outstanding, assuming dilution	32,274,570	31,965,844	31,081,824
Loss per share, basic and diluted	$(0.68)	$(0.98)	$(0.52)
Outstanding options and restricted stock excluded as impact would be antidilutive	2,986,656	3,442,048	1,894,340

Note 18. Stock-Based Compensation

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

Share‑Based Compensation Plans:

(a) American Renal Holdings Inc. 2005 Equity Incentive Plan

In December 2005, the Company established the American Renal Holdings Inc. 2005 Equity Incentive Plan (the “2005 Plan”), under which common stock was reserved for issuance to employees, directors and consultants. Options granted under the 2005 Plan may be incentive stock options or nonstatutory stock options. In response to the May 2010 acquisition of the Company by certain affiliates of Centerbridge Capital Partners, L.P. and certain members of management, options granted under the 2005 Plan became exercisable for common stock of American Renal Associates Holdings, Inc. As of December 31, 2019, there were no options to purchase shares of common stock outstanding under the 2005 Plan.

(b) American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan

In May 2010, the Company adopted the American Renal Associates Holdings, Inc. 2010 Stock Incentive Plan (the “2010 Plan”) under which 3,606,251 shares of the Company’s common stock were reserved for issuance to the Company’s employees, directors and consultants. In March 2014, the Company’s Board of Directors approved authorizing the issuance of an additional 1,627,258 shares under the plan. Options granted under the 2010 Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2010 Plan. As of December 31, 2019, options to purchase an aggregate of 3,519,887 shares of common stock were outstanding under the 2010 Plan.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

(c) American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors

In January 2011, the Company adopted the American Renal Associates Holdings, Inc. 2011 Stock Option Plan for Nonemployee Directors (the “2011 Director’s Plan”) under which 100,000 shares of the Company’s common stock were reserved for issuance to the Company’s directors and consultants. Options granted under the 2011 Director’s Plan must be nonstatutory stock options. Stock appreciation rights may also be granted under the 2011 Director’s Plan. As of December 31, 2019, options to purchase an aggregate of 34,350 shares of common stock were outstanding under the 2011 Director’s Plan.

(d) American Renal Associates Holdings, Inc. 2016 Omnibus Plan

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of December 31, 2019, options to purchase an aggregate of 1,248,909 shares of common stock, and 579,283 unvested restricted stock awards, were outstanding under the 2016 Plan.

Shares Reserved

As of December 31, 2019, there were 1,437,563 shares remaining for issuance for future equity grants under the Company’s 2016 Plan. There were no shares available for future equity grants under the 2005 Plan, 2010 Plan and 2011 Director’s Plan.

Equity Grants, Assumptions and Activity

The following table presents the stock‑based compensation expense and related income tax benefit included in the Company’s Consolidated Statements of Operations for the years ended December 31:

	2019	2018	2017
Patient care costs	$694	$714	$2,773
General and administrative	4,051	5,007	13,099
Total stock‑based compensation	$4,745	$5,721	$15,872
Income tax benefit	$1,234	$1,493	$6,349

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

The weighted‑average assumptions used in the option valuation models for awards granted in 2019, 2018 and 2017 are as follows.

	2019	2018	2017
Expected volatility(1)	50%	30 - 35%	30 - 35%
Expected term in years(2)	6.0	6.0	6.0
Risk-free interest rate(3)	1.71%	2.74 - 2.99%	1.92 - 2.26%
Expected annual dividend yield(4)	—%	—%	—%
Weighted-average grant-date fair value	$4.97	$7.14	$5.52

(1)
Since the Company does not have sufficient history as a public company and does not have sufficient trading history for its common stock, the expected volatility was largely estimated based on the historical equity volatility of common

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

stock of comparable publicly traded entities over a period equal to the expected term of the stock option grants. For each of the comparable publicly traded entities, the historical equity volatility and the capital structure of the entity were used to calculate the implied stock volatility. The average implied stock volatility of the comparable publicly traded entities was then used to calculate a relevered equity volatility for the Company based on the Company’s own capital structure. In the first quarter of 2018, the Company utilized the relevered equity volatility based on the comparable publicly traded entities for the Company, and beginning in the second quarter of 2018, the Company began weighting in its own historical equity volatility to arrive at the concluded weighted-average equity volatility for the option valuation model. The comparable entities from the healthcare sector were chosen based on area of specialty. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of the Company’s own stock price becomes available.

(2)	Expected term of 6.0 years for a service‑based option is based on the “short‑cut method” as prescribed by Securities and Exchange Commission’s Staff Accounting Bulletin No. 110.

(3)	The risk‑free interest rate is based on the yield of zero‑coupon U.S. Treasury securities for a period that is commensurate with the expected option term at the time of grant.

(4)	Expected dividend yield is based on management’s expectations.

The following table summarizes the combined stock option activity under the Company’s stock option plans for the year ended December 31, 2019:

	Number of Shares	Weighted - average exercise price	Weighted - average remaining contractual term (in years)	Aggregate intrinsic value
Options outstanding as of January 1, 2019	5,011,191	$12.38
Granted	329,710	10.19
Exercised	(129,917)	2.99
Forfeited/Cancelled	(407,838)	16.98
Options outstanding as of December 31, 2019	4,803,146	$12.29	4.37	$12,919
Vested and expected to vest as of December 31, 2019	4,803,146	$12.29	4.37	$12,919
Exercisable as of December 31, 2019	3,203,220	$9.38	3.50	$12,866

The aggregate intrinsic value of stock options exercised (i.e., the difference between the market price at exercise and the price paid by the employee at exercise) in 2019, 2018 and 2017 was $1,048, $4,825 and $10,974, respectively.

As of December 31, 2019, the Company had approximately $4,588 of unrecognized compensation costs related to unvested share‑based compensation arrangements of which $192 is attributable to share‑based awards with market and performance conditions and $4,397 is attributable to time‑based vesting. The compensation cost associated with unvested awards is expected to be recognized as expense over a weighted‑average period of approximately 2.9 years.

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards will not be achieved as a result of the Restatement and the Company’s operating performance during the applicable periods, but that the remaining performance conditions are probable of achievement as of December 31, 2019.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

In December 2019, the Company granted approximately 51,500 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $10.19. These awards will vest over the three-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards will not be achieved as a result of the Company’s operating performance during the applicable periods, but that the remaining performance conditions are probable of achievement as of December 31, 2019.

As of December 31, 2019, a total of 579,283 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $4,668 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.0 year.

A summary of restricted stock award activity is as follows:

	Number of Shares	Weighted - average grant date fair value
Unvested as of January 1, 2019	441,063	$20.68
Granted	324,801	10.19
Vested	(147,641)	19.98
Forfeited/Cancelled	(38,940)	20.24
Unvested as of December 31, 2019	579,283	$15.01

The total fair value of restricted stock vested during the years ended December 31, 2019, 2018, and 2017 was approximately $2,950, $1,701 and $440, respectively.

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which was paid on vested options and becomes due upon vesting for unvested options. Additionally, in connection with the cash dividend, through December 31, 2019 the Company has made payments equal to $1.30 per share, or $5,391 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment totaling $1,247 will be due upon vesting.

In connection with the Term Loan Holdings Distribution, as described above, the Company also equitably adjusted certain outstanding stock options by reducing exercise prices and making cash dividend equivalent payments, of which $2,524 was paid to vested option holders through December 31, 2019 and an immaterial amount is payable to unvested option holders only if such unvested options become vested. Options were also equitably adjusted for the TRA, as described above. Options were adjusted by reducing exercise prices and, if necessary, increasing the number of shares subject to such stock options.

In connection with these dividends, equitable adjustments are required by the terms of some of the Company’s equity incentive plans and other plans were modified at the discretion of its Board of Directors. The Company also elected to modify the vesting conditions of certain market and performance-based stock options. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation – Stock Compensation. As a result of these modifications made to the Company’s outstanding market and performance-based stock options at the time of the IPO, the amount of the non-cash compensation costs increased by approximately $38,877. These compensation costs, after giving effect to the modifications, were recognized over a period of approximately 12 months from the time of the IPO. As a result, the Company recognized $11,749 in incremental compensation expense during the year ended December 31, 2017.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 19. Related Party Transactions

Clinic Loan Assignment and Term Loan Holdings LLC Distribution

The Company partly finances clinic development costs of some of its JV subsidiaries by providing intercompany term loans and revolving loans through its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“Assigned Clinic Loans”) provided to its JV subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to pre-IPO stockholders (affiliates of Centerbridge and certain of the Company’s current and former directors and executive officers) pro rata in accordance with their then ownership in the Company (the “Term Loan Holdings Distribution”).

Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to their respective ownership interests in the applicable JV. These guarantees would become payable if the joint venture fails to meet its obligations under the applicable Assigned Clinic Loan. Assigned Clinic Loans are reflected on the Consolidated Balance Sheet as $866 and $5,078 as of December 31, 2019 and 2018, respectively, and had maturities ranging from January 2020 to July 2020, with a weighted average maturity of approximately 0.3 years (April 2020), and interest rates ranging from 4.33% to 8.08%, with a weighted average interest rate of 5.31%. Fixed principal and interest payments with respect to such Assigned Clinic Loans are payable monthly. The pro rata share of the guarantee was $478 and $2,813 as of December 31, 2019 and 2018, respectively.

The Company administers and manages the Assigned Clinic Loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings. The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The fee charged for the year ended December 31, 2019 is immaterial. See “Note 14—Debt.”

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the Income Tax Receivable Agreement (“TRA”) for the benefit of its pre-IPO stockholders, including Centerbridge and its executive officers.  The TRA provides for the Company to pay its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by us that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of December 31, 2019, the Company’s total liability under the TRA is estimated to be $3,451, including the fair value of the financial instrument of $3,000 as well as $451 of accrued but unpaid obligations, included as a component of other accrued expenses on the Consolidated Balance Sheet. During the years ended December 31, 2019 and 2018 the Company paid $1,280 and $6,376, respectively, relating to the TRA. See “Note 6—Fair Value Measurements.”

Due from Related Party

The Company entered into a sublease agreement with a clinic group, the members of which are also noncontrolling interest shareholders, to provide for various facility buildouts. In connection with this agreement, the Company provided financing in the initial total amount of $2,609. As of December 31, 2019, the loans had maturities ranging from March 2026 to September 2033 and interest rates ranging from 6.0% to 8.1%, with a weighted average interest rate of 6.1%. Fixed principal and interest payments with respect to such loans are payable monthly. As of December 31, 2019, the remaining balance to be paid to the Company was $2,609, of which $182 is included in Prepaid expenses and other current assets and $2,427 is included in Other long-term assets on the Consolidated Balance Sheet.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”), which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $322 and $318 during the year ended December 31, 2019 and 2018, respectively.

The executive officer and his spouse, through a trust in which the executive officer's spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of December 31, 2019 and 2018, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $2,320 and $4,065, respectively. As of December 31, 2019, such loans had maturities ranging from January 2020 to August 2024, with a weighted average maturity of approximately 3.6 years (August 2023), and interest rates ranging from 4.33% to 6.30%, with a weighted average interest rate of 4.92%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $501 of such outstanding loans as of December 31, 2019.
Consulting Agreement with Board Member

On March 25, 2019, the Company entered into an independent contractor’s agreement with ECG Ventures, Inc., an entity wholly owned by a member of the Board. The board member has provided consulting services to the Company on a month-to-month basis subject to the terms set forth in the agreement. The agreement may be terminated by either party on 30 days’ prior written notice, subject to Board approval in the event of a termination by the Company. The agreement provided for a base fee of $100 per month during the term of the agreement, plus both a restatement fee and a performance fee, as well as reimbursement for travel and certain legal expenses. Although the Consulting Agreement has not been formally terminated, the Company and ECG Ventures, Inc. agreed to suspend the Consulting Agreement, effective October 31, 2019, and the board member is no longer receiving any amounts thereunder. The Company incurred expenses of $1,456 during the year ended December 31, 2019 relating to services provided under this consulting agreement.

Note 20. Commitments and Contingencies

The Company had obligations under contracts related to the construction of clinics totaling $2,346 as of December 31, 2019 which are expected to be paid in 2020.

The Company has aggregate additional purchase obligations of $153,700 for minimum purchase commitments over a period of five years under its agreements with certain suppliers. In the event of a shortfall, the Company is required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee. The Company entered into additional purchase agreements in January 2020 with suppliers for an amount of approximately $37,000 in years 2020 through 2022.

Income Tax Receivable Agreement

As described in “Note 6—Fair Value Measurements” and “Note 19—Related Party Transactions,” the Company is a party to the TRA under which it is contractually committed to pay its pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by the Company, or a change of control) as a result of any option deductions (as defined in the TRA). The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income the Company generates in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of the Company’s common stock at the time of such exercise.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Regulatory

 The healthcare industry is subject to numerous laws and regulations of federal, state and local governments. Government activity has increased with respect to investigations and allegations concerning possible violations by healthcare providers of fraud and abuse statutes and regulations, which could result in the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations are subject to government review and interpretations, as well as regulatory actions unknown or unasserted at this time.

In addition, see “Note 21—Certain Legal and Other Matters” below.

Note 21. Certain Legal and Other Matters

The following is a description of certain lawsuits, claims, governmental investigations and audits and other legal proceedings to which the Company is subject.

Government Inquiries and Investigations

On January 3, 2017, the Company received a subpoena from the United States Attorney’s Office, District of Massachusetts, requesting certain information relating to the Company’s payments and other interactions with the American Kidney Fund and any efforts to educate patients qualified or enrolled in Medicare or Medicaid about enrollment in ACA-compliant individual marketplace plans, among other related matters under applicable healthcare laws. As the Company has done with the other regulators who have expressed interest in such matters, the Company cooperated fully with the government. The Company believes that this investigation related to a complaint, unsealed on August 1, 2019 in the U.S. District Court for the District of Massachusetts, that named certain of its competitors, the AKF and certain unidentified parties as defendants. The complaint alleges violations of the federal False Claims Act and various state false claims acts. The Department of Justice elected not to intervene in the matter. While the Company was not identified as a defendant in the matter, the Company can make no assurance that it will not be named as one of the unidentified defendant parties.

In October 2018, the Staff of the SEC requested that the Company voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, the Company responded by producing documents and information to the Staff. On March 27, 2019, the Company filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, the Company received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K and related matters. On June 19, 2019, the Company received an additional subpoena from the Staff of the SEC, which required the production of additional related documents and information. The Company has received and may receive additional requests for documents and information from the Staff. The Company has cooperated fully with this investigation and will continue to do so.

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA (the “Vandevar Action”). On November 11, 2019, the lead plaintiff filed a consolidated amended complaint against the Company and certain of its current and former executive officers. The amended complaint asserts federal securities laws claims under Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 related to the matters disclosed in the March 27 Form 8-K and certain prior filings. On January 17, 2020, the Company filed a motion to dismiss the amended complaint. On February 24, 2020, the lead plaintiff filed an opposition to the motion to dismiss.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

On February 26, 2020, the parties participated in a mediation. The Company has continued to engage in discussions with the lead plaintiff.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey against the members of the Company’s board of directors and certain of its current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in the Company’s internal control over financial reporting, alleged misstatements and omissions in the Company’s 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, a direction to the Company to hold an annual meeting of stockholders and reforms to the Company’s corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees. On October 4, 2019, the court stayed the lawsuit until final resolution of the Vandevar Action. On February 26, 2020, the parties participated in a mediation, but no settlement was reached.
The Company, the Board, and its current and former executive officers could become subject to additional litigation relating to these matters.

Other

From time to time, the Company is subject to various legal actions and proceedings involving claims incidental to the conduct of its business, including contractual and related disputes with commercial payors and others and professional and general liability claims, as well as audits and investigations by various government entities. Based on information currently available, established reserves, available insurance coverage and other resources, the Company does not believe that the outcomes of any such pending actions, proceedings or investigations, are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties, and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

No assurance can be given as to the timing or outcome of the legal matters discussed above, nor can any assurance be given as to whether the filing of these lawsuits and any inquiries will affect the Company’s business relationships, or the Company’s business generally. The Company cannot predict the outcome of any of these matters, and an adverse result in one or more of them could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

Resolved Matters

The wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), were defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM), filed July 1, 2016, and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB), filed March 30, 2018. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Consolidated Statement of Operations during the year ended December 31, 2018, and a remaining present value of $12,349 as of December 31, 2019. As of December 31, 2019, $6,573 is classified as Accrued expenses and other current liabilities, and $5,776 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018 and the second installment of $8,000 on August 1, 2019 and expects to pay $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.

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

Note 22. Employee Benefit Plan

In 2019, the Company sponsored a 401(k) defined contribution retirement plan for qualifying employees. The Company made no contributions to the plan in 2019, 2018 and 2017.

Note 23. Concentrations

The Company holds cash at several major financial institutions, which are insured by the Federal Deposit Insurance Corporation up to $250. The Company maintains balances in excess of these limits, but does not believe that such deposits with its banks are subject to any unusual risk.

EPOGEN® and Aranesp® are significant physician‑prescribed pharmaceuticals that are commonly administered during dialysis and are provided by Amgen. In September 2017, the Company entered into a purchase agreement with Vifor International AG that expires on December 31, 2022, pursuant to which it will provide the Company’s clinics with epoetin alfa-epbx (Retacrit™) and Mircera®, alternatives to EPOGEN and Aranesp, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 24. Subsequent Events

Refer to “Note 20—Commitments and Contingencies” and “Note 21—Certain Legal and Other Matters” for subsequent events identified.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(dollars in thousands, except per share amounts)

Note 25. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net patient service operating revenues	$206,079	$211,429	$213,252	$191,762	$207,806	$205,719	$205,952	$186,299
Operating Income (loss)	$13,215	$18,204	$17,629	$2,625	$22,949	$24,110	$(4,310)	$12,573
Income (loss) before income taxes	$1,034	$5,932	$5,784	$(4,443)	$19,590	$12,388	$(10,710)	$4,095
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$90	$4,777	$(8,178)	$(10,479)	$(572)	$(734)	$(23,659)	$(3,802)
Basic (loss) income per share attributable to American Renal Associates Holdings, Inc.	$(0.22)	$0.11	$(0.22)	$(0.35)	$(0.06)	$(0.04)	$(0.78)	$(0.10)
Diluted (loss) income per share attributable to American Renal Associates Holdings, Inc.	$(0.22)	$0.11	$(0.22)	$(0.35)	$(0.06)	$(0.04)	$(0.78)	$(0.10)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of the Year	Amounts charged to income	Amounts written off	Balance at End of Year
Allowance for uncollectible accounts:
Year ended December 31, 2017	$9,733	$19,503	$(20,560)	$8,676
Year ended December 31, 2018	$8,676	$—	$(5,406)	$3,270
Year ended December 31, 2019	$3,270	$—	$(2,012)	$1,258

EXHIBIT INDEX

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.1
Credit Agreement, dated as of June 22, 2017, by and among American Renal Holdings Inc., as the Borrower, American Renal Holdings Intermediate Company, LLC, the lenders party thereto; SunTrust Bank, as Administrative Agent, Swing Line Lender, and L/C Issuer; SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers and book managers; Merrill Lynch and Wells Fargo, as Co-Syndication Agents; and Barclays and JPM as Co-Documentation Agents. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 8, 2017)

10.2
Amendment No. 1, dated as of April 26, 2019, to Credit Agreement, dated as of June 22, 2017, by and among American Renal Holdings Inc., American Renal Intermediate Company, LLC, the lenders party thereto; SunTrust Bank, as Administrative Agent, Swingline Lender, and L/C Issuer; SunTrust Robinson Humphrey, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, Barclays Bank PLC, and JPMorgan Chase Bank, N.A., as joint lead arrangers; Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as Co-Syndication Agents; and Barclays Bank PLC and JPMorgan Chase Bank, N.A., as Co-Documentation Agents. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2019)

10.3†
Employment Agreement, dated as of March 22, 2010, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.4 to the September 30, 2015 Form S-1)

10.4†
Second Amendment to Employment Agreement, dated as of April 26, 2016, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2016)

10.5†
Third Amendment to Employment Agreement, dated as of November 14, 2017, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

10.6†
Fourth Amendment to Employment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.6 of the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.7†
Repayment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Joseph A. Carlucci (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.8†
Employment Agreement, dated as of March 22, 2010, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.7 to the September 30, 2015 Form S-1)

10.9†
First Amendment to Employment Agreement, dated as of April 26, 2016, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2016)

10.10†
Second Amendment to Employment Agreement, dated as of November 14, 2017, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2017)

10.11†
Third Amendment to Employment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.12†
Repayment Agreement, dated as of August 28, 2019, by and among American Renal Management LLC, American Renal Holdings, Inc. and Syed T. Kamal (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K filed on September 5, 2019).

10.13†
Employment Agreement, dated as of September 18, 2017, by and among American Renal Management LLC, American Renal Holdings, Inc. and Don E. Williamson (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 14, 2017)

10.14†
Engagement Letter, dated March 21, 2019, between American Renal Associates Holdings, Inc. and AP Services, LLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 27, 2019)

10.15†
Independent Contractor’s Agreement, dated March 25, 2019, by and between American Renal Associates Holdings, Inc. and ECG Ventures, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed on September 5, 2019).

10.16†	Form of 2010 Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.12 to the September 30, 2015 Form S-1)

10.17†	2010 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the September 30, 2015 Form S-1)

10.18†	2011 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 10.14 to the September 30, 2015 Form S-1)

10.19†	Form of Nonqualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the September 30, 2015 Form S-1)

10.20†	Form of 2013 Stock Option Exchange Agreement (incorporated by reference to Exhibit 10.15 to the September 30, 2015 Form S-1)

10.21†	Form of 2014 Incremental Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.16 to the September 30, 2015 Form S-1)

10.22†	Form of Amendment to Option Agreement (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.23†	American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.24†
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

10.27†
Form of Restricted Stock Unit Agreement under the American Renal Associates Holdings, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2017)

10.28
Amended and Restated Stockholders Agreement, dated as of June 28, 2010, by and among American Renal Associates Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.20 to the September 30, 2015 Form S-1)

10.29
Amendment No. 1, dated as of April 21, 2016, to the Amended and Restated Stockholders Agreement, dated as of June 28, 2010, by and among American Renal Associates Holdings, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.30
Amended and Restated Registration Rights Agreement, dated as of May 7, 2010, by and among American Renal Associates Holdings, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.22 to the September 30, 2015 Form S-1)

10.31
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

10.33
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

101*
The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) the Consolidated Statements of Operations for the years ended December 31, 2019, 2018, and 2017; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2019, 2018, and 2017; (iv) the Consolidated Changes in Equity for the years ended December 31, 2019, 2018, and 2017; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) the Notes to the Consolidated Financial Statements

*     Filed herewith

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

AMERICAN RENAL ASSOCIATES HOLDINGS INC.
(Registrant)

Dated:	March 16, 2020	By:	/s/ Joseph A. Carlucci
Name: Joseph A. Carlucci
Title: Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date:	March 16, 2020	/s/ Joseph A. Carlucci
Name: Joseph A. Carlucci
Title: Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	March 16, 2020	/s/ Syed Kamal
Name: Syed Kamal
Title: President and Director

Date:	March 16, 2020	/s/ Mark Herbers
Name: Mark Herbers
Title: Interim Chief Financial Officer and Interim Chief Accounting Officer (Principal Financial and Accounting Officer)

Date:	March 16, 2020	/s/ Steven M. Silver
Name: Steven M. Silver
Title: Director

Date:	March 16, 2020	/s/ Jared Hendricks
Name: Jared Hendricks
Title: Director

Date:	March 16, 2020	/s/ Michael Boxer
Name: Michael Boxer
Title: Director

Date:	March 16, 2020	/s/ Tom Erickson
Name: Tom Erickson
Title: Director

Date:	March 16, 2020	/s/ John M. Jureller
Name: John M. Jureller
Title: Director

S-1

Date:	March 16, 2020	/s/ Robert Fish
Name: Robert Fish
Title: Director

Date:	March 16, 2020	/s/ Susanne Clark
Name: Susanne Clark
Title: Director

S-2