Form 10-Q
period 2020-03-31
American Renal Associates Holdings, Inc.
filed 2020-05-11
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 10, 2020 there were 33,739,429 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This Form 10-Q also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Form 10-Q. These risks and uncertainties include those described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, changes in underlying factors, future events or otherwise.

PART I.
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$62,379	$34,494
Accounts receivable, less allowance for doubtful accounts of $1,040 and $1,258, respectively	101,839	102,150
Inventories	7,574	7,752
Prepaid expenses and other current assets	22,925	22,268
Income tax receivable	8,769	3,251
Current assets held for sale	49,197	50,099
Total current assets	252,683	220,014
Property and equipment, net of accumulated depreciation of $224,164 and $215,471, respectively	148,110	151,175
Operating lease right-of-use assets (Note 9)	138,640	133,899
Intangible assets, net of accumulated amortization of $25,295 and $25,087, respectively	24,279	24,486
Other long-term assets	21,725	18,608
Goodwill	538,609	538,609
Total assets	$1,124,046	$1,086,791

Liabilities and Equity
Accounts payable	$57,253	$49,539
Accrued compensation and benefits	32,850	37,196
Accrued expenses and other current liabilities	47,748	37,593
Current portion of long-term debt	38,011	38,779
Current portion of operating lease liabilities (Note 9)	22,926	22,061
Current liabilities held for sale	4,291	5,767
Total current liabilities	203,079	190,935
Long-term debt, less current portion	579,882	548,835
Long-term operating lease liabilities, less current portion (Note 9)	128,055	123,792
Income tax receivable agreement payable	912	3,000
Other long-term liabilities	6,591	6,501
Deferred tax liabilities	4,040	2,706
Total liabilities	922,559	875,769
Commitments and contingencies (Note 14 and Note 15)
Noncontrolling interests subject to put provisions	127,737	126,483
Equity:
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 300,000,000 shares authorized; 33,736,896 and 32,976,416 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	199	197
Additional paid-in capital	102,789	100,744
Receivable from noncontrolling interests	(1,568)	(531)
Accumulated deficit	(185,475)	(178,241)
Accumulated other comprehensive loss, net of tax	(2,536)	(1,619)
Total American Renal Associates Holdings, Inc. deficit	(86,591)	(79,450)
Noncontrolling interests not subject to put provisions	160,341	163,989
Total equity	73,750	84,539
Total liabilities and equity	$1,124,046	$1,086,791
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended March 31,
	2020	2019
Patient service operating revenues	$193,182	$191,762
Operating expenses:
Patient care costs	154,222	148,181
General and administrative	24,905	25,599
Depreciation, amortization and impairment	8,527	10,066
Certain legal and other matters (Note 15)	2,287	5,291
Total operating expenses	189,941	189,137
Operating income	3,241	2,625
Interest expense, net	(11,012)	(8,750)
Change in fair value of income tax receivable agreement	1,699	1,682
Loss before income taxes	(6,072)	(4,443)
Income tax (benefit) expense	(3,744)	702
Net loss	(2,328)	(5,145)
Less: Net income attributable to noncontrolling interests	(4,906)	(5,334)
Net loss attributable to American Renal Associates Holdings, Inc.	(7,234)	(10,479)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(258)	(741)
Net loss attributable to common shareholders	$(7,492)	$(11,220)

Loss per share (Note 12):
Basic	$(0.23)	$(0.35)
Diluted	$(0.23)	$(0.35)
Weighted-average number of common shares outstanding
Basic	32,459,792	32,187,715
Diluted	32,459,792	32,187,715

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,328)	$(5,145)
Unrealized loss on derivative agreements, net of tax	(917)	(785)
Total comprehensive loss	(3,245)	(5,930)
Less: Comprehensive income attributable to noncontrolling interests	(4,906)	(5,334)
Total comprehensive loss attributable to American Renal Associates Holdings, Inc.	$(8,151)	$(11,264)

See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended March 31, 2020
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests not subject to put provisions
		Shares	Par Value					Total
Balance at December 31, 2019	$126,483	32,976,416	$197	$100,744	$(531)	$(178,241)	$(1,619)	$(79,450)	$163,989
Net income (loss)	1,381	—	—	—	—	(7,234)	—	(7,234)	3,525
Stock-based compensation	—	—	—	2,723	—	—	—	2,723	—
Exercise of stock options	—	44,225	—	154	—	—	—	154	—
Issuance of restricted stock	—	824,336	—	—	—	—	—	—	—
Forfeiture of restricted stock options	—	(53,654)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(54,427)	2	(429)	—	—	—	(427)	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(7)	—	—	—	(7)	—
Distributions to noncontrolling interests	(3,120)	—	—	—	—	—	—	—	(7,628)
Contributions from noncontrolling interests	1,306	—	—	—	(1,037)	—	—	(1,037)	1,267
Redemptions of equity of noncontrolling interests	—	—	—	3,448	—	—	—	3,448	(2,969)
Reclassification/other adjustments	(2,157)	—	—	—	—	—	—	—	2,157
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(917)	(917)	—
Change in fair value of noncontrolling interests	3,844	—	—	(3,844)	—	—	—	(3,844)	—
Balance at March 31, 2020	$127,737	33,736,896	$199	$102,789	$(1,568)	$(185,475)	$(2,536)	$(86,591)	$160,341
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended March 31, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests subject to put provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests not subject to put provisions
		Shares	Par Value
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income (loss)	456	—	—	—	—	(10,479)	—	(10,479)	4,878
Stock-based compensation	—	—	—	1,401	—	—	—	1,401	—
Exercise of stock options	—	7,721	—	70	—	—	—	70	—
Forfeiture of restricted stock awards	—	(16,629)	—	—				—
Vested restricted stock awards withheld on net share settlement	—	(32,154)	1	(339)				(338)	—
Cash dividend equivalents accrued on share-based payments, net	—	—	—	(15)	—	—	—	(15)	—
Distributions to noncontrolling interests	(2,151)	—	—	—	—	—	—	—	(2,599)
Contributions from noncontrolling interests	850	—	—	—	(29)	—	—	(29)	6,244
Purchases of equity of noncontrolling interests	(273)	—	—	50	—	—	—	50	—
Redemptions of equity of noncontrolling interests	—	—	—	(1,328)	—	—	—	(1,328)	(3,538)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(785)	(785)	—
Change in fair value of noncontrolling interests	1,153	—	—	(1,153)	—	—	—	(1,153)	—
Balance at March 31, 2019	$129,134	32,562,784	$197	$104,401	$(535)	$(174,930)	$(709)	$(71,576)	$173,866
See accompanying notes to consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Three Months Ended March 31,
Operating activities	2020	2019
Net loss	$(2,328)	$(5,145)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and impairment	8,527	10,066
Amortization of discounts, fees and deferred financing costs	810	486
Stock-based compensation	2,723	1,401
Deferred taxes	1,650	214
Change in fair value of income tax receivable agreement	(1,699)	(1,682)
Loss (gain) on disposal of assets	427	(395)
Other non-cash charges, net	116	(168)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	311	206
Inventories	174	4,502
Prepaid expenses and other current assets	(6,165)	1,111
Other assets	(2,908)	(197)
Right-of-use assets and operating lease liabilities	111	(1,801)
Accounts payable	7,714	(12,667)
Accrued compensation and benefits	(4,346)	(4,410)
Accrued expenses and other liabilities	8,561	(1,514)
Cash provided by (used in) operating activities	13,678	(9,993)
Investing activities
Purchases of property, equipment and intangible assets	(5,772)	(8,500)
Proceeds from sale of clinics	—	3,300
Cash paid for acquisitions	—	(6,590)
Cash used in investing activities	(5,772)	(11,790)
Financing activities
Proceeds from revolving credit facility and term loans, net of discounts and fees	41,606	46,857
Payments on long-term debt	(12,137)	(12,661)
Dividends and dividend equivalents paid	(5)	(11)
Proceeds from exercise of stock options	154	70
Repurchase of vested restricted stock awards withheld on net share settlement	(427)	(338)
Distributions to noncontrolling interests	(10,748)	(4,750)
Contributions from noncontrolling interests	1,536	2,410
Purchases of equity of noncontrolling interests	—	(223)
Cash provided by financing activities	19,979	31,354

Increase in cash	27,885	9,571
Cash and restricted cash at beginning of period	34,494	55,300
Cash at end of period	$62,379	$64,871

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$100	$97
Cash paid for interest	8,583	6,325

Supplemental Disclosure of Non-Cash Financing Activities
Non-cash equity impacts of the sale or closure of clinics	479	(4,866)
Non-cash equity contributions	1,037	4,684
Change in liability accrued for dividend equivalent payments	7	15
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”). As of March 31, 2020, the Company owned and operated 247 dialysis clinics treating 17,385 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Substantially all clinics are maintained as a separate joint venture (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The Company’s consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provide the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company’s wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to “Note 6 — Variable Interest Entities.”

In the opinion of management, the Company has prepared the accompanying unaudited consolidated financial statements on the same basis as its audited consolidated financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 (“Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires the use of estimates and assumptions that affect the reported amounts of revenues, expenses, assets, liabilities and contingencies. Although actual results in subsequent periods will differ from these estimates, such estimates are developed based on the best information available to management and management’s best judgments at the time made. All significant assumptions and estimates underlying the reported amounts in the consolidated financial statements and accompanying notes are regularly reviewed and updated. Changes in estimates are reflected in the financial statements based upon ongoing actual experience, trends or subsequent settlements and realizations, depending on the nature and predictability of the estimates and contingencies.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB issued ASU 2019-10, which updated the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is still evaluating certain aspects of this ASU as well as the impacts it may have on its consolidated financial statements and related disclosures.

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
Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2020 were immaterial for the three months ended March 31, 2020. Adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2019 were immaterial for the three months ended March 31, 2019. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.
Amounts pending approval from third-party payors associated with Medicare recovery claims as of March 31, 2020 and December 31, 2019, other than standard monthly billing, consisted of $20,739 and $17,509, respectively. As of March 31, 2020, $9,404 is classified as Prepaid expenses and other current assets and $11,335 is classified as Other long-term assets. As of December 31, 2019, $9,284 is classified as Prepaid expenses and other current assets and $8,225 is classified as Other long-term assets.
The composition of patient care service revenue by payment source is as follows:

	Three Months Ended March 31,
Percentage of Revenues by Payor:	2020	2019
Medicare and Medicare Advantage	68%	70%
Commercial and other(1)	27%	25%
Medicaid and Managed Medicaid	5%	4%
Other(2)	—%	1%
	100%	100%
_____________________

(1)	Principally commercial insurance companies and also includes the VA.

(2)
Other payments of revenues by payor include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

3. ASSETS HELD FOR SALE

As of March 31, 2020 and December 31, 2019, the Company presented certain clinics in Pennsylvania, Ohio and New Jersey and other property that met the criteria as held for sale as a single asset and liability in its financial statements and recognized a valuation allowance, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. The Company determined that there was a reduction in the valuation allowance of $505 for the three months ended March 31, 2020, which is included as a reduction to Depreciation, amortization and impairment on the Consolidated Statement of Operations. The Company classified the combined carrying value of all assets that met the criteria of held for sale of $49,197 and $50,099 as of March 31, 2020 and December 31, 2019, respectively, to Current assets held for sale on the Consolidated Balance Sheets and classified the combined carrying value of all liabilities that met the criteria of held for sale of $4,291 and $5,767 as of March 31, 2020 and December 31, 2019, respectively, to Current liabilities held for sale on the Consolidated Balance Sheets. These assets and liabilities held for sale include certain clinics in Pennsylvania, Ohio and New Jersey accounted for, in the aggregate, $6,773 of the Company’s patient service operating revenues for the three months ended March 31, 2020.

The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale on the Consolidated Balance Sheets:

	As of March 31, 2020	As of December 31, 2019
Inventories	$269	$265
Prepaid expenses and other current assets	20	20
Property and equipment, net	11,036	11,245
Operating lease right-of-use assets	3,970	5,408
Goodwill	34,184	34,184
Valuation allowance on disposal group(1)	(282)	(1,023)
Total assets held for sale	$49,197	$50,099

Operating lease liabilities	$4,291	$5,767
Total liabilities held for sale	$4,291	$5,767
(1) The Company adjusted the carrying value to fair value less costs to sell for certain held for sale assets.

4. FAIR VALUE MEASUREMENTS

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at March 31, 2020.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Derivative agreements—See “Note 8 — Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company’s income tax receivable agreement, entered into on April 26, 2016 in connection with the Company’s initial public offering (“TRA”), relies upon both Level 2 data and Level 3 data. The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company’s stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including the price of the Company’s common stock, will impact the fair value for the TRA. See “Note 13 — Related Party Transactions” for further discussion of the TRA.

Noncontrolling interests subject to put provisions—See “Note 7 — Noncontrolling Interests Subject to Put Provisions” for a discussion of the Company’s methodology for estimating fair value of noncontrolling interests subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the three months ended March 31, 2020 and the year ended December 31, 2019.

	March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$153	$—	$153	$—
Total Assets	$153	$—	$153	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable with a portion included in Accrued expenses and other current liabilities)	$1,300	$—	$—	$1,300
Interest rate swap agreement (included in Accrued expense and other current liabilities)	2,235	—	2,235	—
Interest rate swap agreement (included in Other long-term liabilities)	632	—	632	—
Total Liabilities	$4,167	$—	$2,867	$1,300
Temporary Equity
Noncontrolling interests subject to put provisions	$127,737	$—	$—	$127,737

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$143	$—	$143	$—
Total Assets	$143	$—	$143	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,000	$—	$—	$3,000
Interest rate swap agreement (included in Accrued expenses and other current liabilities)	783	—	783	—
Interest rate swap agreement (included in Other long-term liabilities)	725	—	725	—
Total Liabilities	$4,508	$—	$1,508	$3,000
Temporary Equity
Noncontrolling interests subject to put provisions	$126,483	$—	$—	$126,483

The following table provides the fair value rollforward for the three months ended March 31, 2020 for the TRA liability, which is classified as a Level 3 financial instrument:

Balance at December 31, 2019	$3,000
Options exercised and dividend equivalent payment vesting	(1)
Total realized/unrealized losses:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(1,699)
Balance at March 31, 2020	$1,300

There are no unrealized gains or losses reported in Other Comprehensive Income related to Level 3 financial instruments.

The carrying amounts reported in the accompanying Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 8 — Debt” to be $362,780 as of March 31, 2020, compared to a carrying value of $426,800. As of December 31, 2019, the Company estimated the fair value of the first lien term loans to be $407,550 compared to the carrying value of $429,000.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	March 31, 2020	December 31, 2019
Accrued compensation	$17,913	$24,526
Accrued vacation pay	14,937	12,670
	$32,850	$37,196

Accrued expenses and other current liabilities consist of the following:

	March 31, 2020	December 31, 2019
Refunds due to payors	$25,132	$20,085
Other	16,043	10,935
Accrued settlement (Note 15)	6,573	6,573
	$47,748	$37,593

6. VARIABLE INTEREST ENTITIES

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

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of March 31, 2020, these consolidated financial statements include total assets of these VIEs of $17,445 and total liabilities of these VIEs to third parties of $10,017.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings LLC (“Term Loan Holdings”). Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company’s consolidated financial statements. The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion. The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which the Company guarantees. See “Note 13 — Related Party Transactions.”

7. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company is party to agreements which contain put provisions which require the Company to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods or, in certain cases, upon the occurrence of specific events, including the sale of all or substantially all of the Company’s assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. The majority of the noncontrolling interests subject to put provisions are reported at the greater of the carrying value or estimated

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

fair value for accounting purposes, while some of the noncontrolling interests subject to put provisions is stated at the contractual estimated fair value, as outlined in each specific put provision (“redemption value”). The put rights of such noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorized the put options of the noncontrolling interest holders as Level 3.

The fair value of the noncontrolling interests subject to these put provisions is estimated using the Income, Market and Asset Based approaches. The fair value derived from the methods used is evaluated and weighted, as appropriate, considering the reasonableness of the range of values indicated. Under the Income approach, fair value may be determined by utilizing a Weighted Average Cost of Capital (14.50% - 20.00%) to discount the expected cash flows to a single present value amount using current expectations about those future amounts. Under the Market approach, fair value may be determined by reference to multiples of market-comparable companies or transactions, including revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”). The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiples at which these obligations may be settled may vary depending upon market conditions and access to the credit and capital markets, which can impact the level of competition for dialysis and non-dialysis related businesses and the economic performance of these businesses.

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of March 31, 2020 and December 31, 2019 is set forth below:

	March 31, 2020	December 31, 2019
Redemption value	$17,303	$17,303
Estimated fair values for accounting purposes	1,389	1,647
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$15,914	$15,656

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions:

	March 31, 2020	December 31, 2019
Noncontrolling interests subject to put provisions stated at estimated fair value for accounting purposes	$111,823	$110,827
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	15,914	15,656
Noncontrolling interests subject to put provisions stated at maximum redemption value	$127,737	$126,483

	Three Months Ended March 31,
	2020	2019
Change in estimated fair value for accounting purposes	$3,586	$412
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	258	741
Total change in fair value of noncontrolling interests subject to put provisions stated at maximum redemption	$3,844	$1,153

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

8. DEBT

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
2017 Credit Agreement - Term B Loan Facility	$426,800	$429,000
2017 Credit Agreement - Revolving Credit Facility	100,000	64,500
Assigned Clinic Loans due to Term Loan Holdings	250	866
Other Term Loans	90,107	92,958
Other Lines of Credit	4,763	5,006
Finance Lease Obligations	7,690	7,780
	629,610	600,110
Less: discounts and fees, net of accumulated amortization	(11,717)	(12,496)
Less: current maturities	(38,011)	(38,779)
	$579,882	$548,835

Scheduled maturities of long-term debt as of March 31, 2020 are as follows:

2020 (remainder)	$29,139
2021	27,998
2022	121,426
2023	19,214
2024	418,142
Thereafter	13,691
$629,610

During the three months ended March 31, 2020, the Company made mandatory principal payments of $2,200 under the 2017 Credit Agreement (as defined below).

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
2017 Term B Loan Facility

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of March 31, 2020.

ARH is required to make principal payments under the 2017 Term B Loan Facility in equal quarterly installments of $2,200 beginning January 1, 2020.

The 2017 Term B Loan Facility is scheduled to mature in June 2024. The principal amount of the term B loans under the 2017 Term B Loan Facility (“term B loan”) amortize in equal quarterly installments in an aggregate annual amount of (i) 1.00% of the original principal amount of such term B loans through December 31, 2019 and (ii) 2.00% thereafter.
For the period from April 26, 2019 until September 4, 2019, the date on which ARH has delivered the consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of March 31, 2020, interest payable quarterly was 5.99% per annum.
2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of March 31, 2020, the fee was 0.50%. In the three months ended March 31, 2020, the Company borrowed an additional $35,500 under its 2017 Revolving Credit Facility for a total of $100,000 of borrowings outstanding as of March 31, 2020 representing the full amount available thereunder, which had an interest rate of 5.48%.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The 2017 Credit Agreement contains customary events of default, the occurrence which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of March 31, 2020, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6:1 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7:1 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of March 31, 2020, the Company was in compliance with the applicable consolidated net leverage ratio.
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
The Company’s clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. The Company has in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of the Company’s clinics as a result of clinic performance issues or otherwise. For example, due to the factors that led to the restatement of previously issued consolidated financial statements (the “Restatement”) and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all of its third-party clinic lenders. More recently, the Company entered into agreements on May 6, 2020 with certain of its third-party clinic lenders waiving defaults arising from certain financial covenants at the clinic level. Pursuant to these agreements, the Company agreed to prepay up to an aggregate of $9,917 during 2020 and up to an aggregate of $13,619 during the second quarter of 2021 of the outstanding clinic-level debt, depending on the satisfaction of certain financial covenants for these clinic loans. Of these amounts, the Company is responsible for up to $5,676 and $6,893, respectively, and the Company's physician partners are responsible for the remainder.
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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of March 31, 2020, the instruments were perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

the three months ended March 31, 2020. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The unrealized pre‑tax loss (gain) of $2,148 and $(140) related to the interest rate swap agreement was recorded in accumulated other comprehensive loss during the three months ended March 31, 2020 and 2019, respectively. See “Note 4 — Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of March 31, 2020 and December 31, 2019.

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

As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of March 31, 2020, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended March 31, 2020. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The associated unrealized pre‑tax loss of $1,057 and $889 was recorded in accumulated other comprehensive loss during the three months ended March 31, 2020 and 2019, respectively. See “Note 4 — Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of March 31, 2020 and December 31, 2019.

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

As more fully described within “Note 4 — Fair Value Measurements,” the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the derivative instruments are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement would be materially different from the fair values currently reported.

9. LEASES

The Company adopted ASU 2016-02 effective January 1, 2019. The Company’s lease portfolio primarily consists of real estate leases for its corporate headquarters, regional corporate offices and its facilities which are leased under noncancelable operating and finance leases expiring in various years through 2035. Most lease agreements cover periods from five to fifteen years and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses.

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

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was $2,828 and $2,835 in the three months ended March 31, 2020 and 2019, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extend to 2033, amounted to $233 and $257 in the three months ended March 31, 2020 and 2019, respectively. Future income of $4,137 due from these related parties are included in sublease income presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non‑cancelable operating leases expiring in various years through 2033. Rental income under all subleases, including those noted above, was $462 and $438 in the three months ended March 31, 2020 and 2019, respectively.

The components of lease expense were as follows:

	Three Months Ended
Lease Cost	March 31, 2020	March 31, 2019
Operating lease cost	$8,261	$7,834
Finance lease cost:
Amortization of right-of-use assets	165	145
Interest on lease liabilities	178	141
Short-term lease cost (1)	86	72
Variable lease cost	3,031	2,562
Less: Sublease income	(462)	(438)
Total lease cost	$11,259	$10,316

_____________________________

(1)
Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
Other Information	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,211	$7,871
Operating cash flows from finance leases	178	141
Financing cash flows from finance leases	79	15
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	8,851	4,818
Finance leases	—	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

	As of March 31, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$138,640	$133,899

Current portion of operating lease liabilities	$22,926	$22,061
Long-term operating lease liabilities, less current portion	128,055	123,792
Total operating lease liabilities	$150,981	$145,853

Finance Leases
Property and equipment, at cost	$7,488	$7,499
Accumulated depreciation	(753)	(588)
Property and equipment, net	$6,735	$6,911

Current portion of long-term debt	$401	$390
Long-term debt, less current portion	7,289	7,390
Total finance lease liabilities	$7,690	$7,780

Weighted Average Remaining Lease Term
Operating leases	7.2 years	7.1 years
Finance leases	10.7 years	10.9 years
Weighted Average Discount Rate
Operating leases	7.0%	7.0%
Finance leases	9.8%	9.7%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of March 31, 2020, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Income	Net Operating Lease	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$25,281	$1,185	$24,096	$820
2021	32,531	1,614	30,917	1,107
2022	30,203	1,635	28,568	1,123
2023	25,774	1,119	24,655	1,140
2024	21,374	607	20,767	1,188
Thereafter	64,570	2,575	61,995	7,532
Total minimum lease payments	$199,733	$8,735	$190,998	$12,910
Less: amount representing interest	44,461			5,220
Present value of lease liabilities held for sale	4,291			—
Present value of lease liabilities	$150,981			$7,690

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of December 31, 2019, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Income	Net Operating Leases	Finance Leases
2020	$32,691	$1,607	$31,084	$1,093
2021	31,105	1,641	29,464	1,108
2022	28,637	1,662	26,975	1,123
2023	24,242	1,142	23,100	1,141
2024	19,844	607	19,237	1,188
Thereafter	57,893	2,575	55,318	7,495
Total minimum lease payments	$194,412	$9,234	$185,178	$13,148
Less: amount representing interest	42,792			5,368
Present value of lease liabilities held for sale	5,767			—
Present value of lease liabilities	$145,853			$7,780

As of March 31, 2020, the Company has an additional finance lease obligation that has not yet commenced of $992. This finance lease is expected to commence during fiscal year 2021 with a lease term of 10 years.

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

The Company’s effective income tax rate for the three months ended March 31, 2020 and 2019 were 61.7% and (15.8)%, respectively. These rates differ from the federal statutory rate of 21% principally due to the Company’s adoption of alternate tax methods as more fully described below, the portion of pre-tax income that is allocable to noncontrolling interests from the Company’s joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes, and also other non-deductible expenses.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the economic fallout of the 2020 coronavirus pandemic. The CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. The CARES Act also permits the acceleration of tax depreciation related to certain classes of assets placed in service in prior years and increased the charitable contribution limitation from 10% to 25% for the year ended December 31, 2020. As a result of these statutory changes, during the three months ended March 31, 2020, the Company determined it will be able to carry its forecasted 2019 net operating losses of $15,338 back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $2,147, which is included in income tax benefit in the accompanying Consolidated Statements of Operations. As a result of the CARES Act, the Company released $3,250 of valuation allowance during the three months ended March 31, 2020. The Company continues to evaluate the impact of the CARES Act and takes into consideration the impact it may have on its overall tax provision.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

11. STOCK-BASED COMPENSATION

For the three months ended March 31, 2020 and 2019, stock-based compensation expense was reflected in the accompanying Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
	2020	2019
Patient care costs	$212	$184
General and administrative	2,511	1,217
Total stock-based compensation before tax	$2,723	$1,401
Income tax benefit	$(697)	$(364)

Stock Options

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of March 31, 2020, options to purchase an aggregate of 1,307,010 shares of common stock were available for future grants under the 2016 Plan. Additionally, there were stock options outstanding under previous stock option plans as of March 31, 2020.

 The assumptions used for options granted to acquire common stock during 2020 and the fair value at the date of grant under the 2016 Plan are noted in the following table:

Three Months Ended March 31, 2020
Expected Volatility	50%
Weighted average expected terms in years	6.0
Weighted average risk-free interest rate	0.935%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$3.60

Information concerning options activity for options under all option plans to acquire common stock is summarized as follows:

	Three Months Ended March 31, 2020
	Number of options	Weighted-average exercise price
Options outstanding as of January 1, 2020	4,803,146	$12.29
Granted	96,765	7.58
Exercised	(44,225)	3.50
Forfeited/Canceled	(62,710)	16.27
Options outstanding as of March 31, 2020	4,792,976	$12.22
Vested and expected to vest as of March 31, 2020	4,792,976	$12.22
Exercisable as of March 31, 2020	3,272,342	$9.70

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year service period and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards have not been achieved as a result of the Restatement and the Company’s operating performance during the applicable periods, but that the remaining performance conditions are achieved but not vested as of March 31, 2020.

In December 2019, the Company granted approximately 51,500 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $10.19. These awards will vest over the three-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards will not be achieved as a result of the Company’s operating performance during the applicable periods, but that the remaining performance conditions are probable of achievement as of March 31, 2020.

In March 2020, the Company granted approximately 280,953 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $7.58. These awards will vest over the two-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of a defined performance metric with multiple performance levels. The Company has determined that an amount between the threshold and target performance levels is probable of achievement and has expensed the awards to this extent as of March 31, 2020.

As of March 31, 2020, a total of 1,126,769 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $6,807 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.74 years.

A summary of restricted stock award activity is as follows:

	Three Months Ended March 31, 2020
	Number of shares	Weighted-average grant date fair value per award
Unvested as of January 1, 2020	579,283	$15.01
Granted	824,336	7.58
Vested	(223,196)	14.52
Forfeited/Canceled	(53,654)	18.37
Unvested as of March 31, 2020	1,126,769	$9.08

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which was paid on vested options and becomes due upon vesting for unvested options. Additionally, in connection with the cash dividend, through March 31, 2020, the Company has made payments equal to $1.30 per share, or $5,396 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment totaling $1,235 will be due upon vesting.

In March 2020, the Company entered into a Transition Services Agreement with an executive, which included terms to modify the vesting conditions of outstanding awards. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation - Stock Compensation. As a result of these modifications, the Company recognized $327 of additional stock compensation expense during the three months ended March 31, 2020.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

12. LOSS PER SHARE

Basic loss per share is computed by dividing net loss attributable to American Renal Associates Holdings, Inc., net of the change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interest put provisions, by the weighted-average number of common shares outstanding during the applicable period, less unvested restricted stock. Diluted loss per share is computed using the weighted-average number of common shares outstanding during the applicable period, plus the dilutive effect of outstanding options, using the treasury stock method and the average market price of the Company’s common stock during the applicable period. Certain shares related to some of the Company’s outstanding stock options were excluded from the computation of diluted loss per share because they were anti-dilutive in the periods presented but could be dilutive in the future.

	Three Months Ended March 31,
	2020	2019
Basic and Diluted
Net loss attributable to American Renal Associates Holdings, Inc.	$(7,234)	$(10,479)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(258)	(741)
Net loss attributable to common shareholders	$(7,492)	$(11,220)
Weighted‑average common shares outstanding, basic	32,459,792	32,187,715
Weighted‑average common shares outstanding, assuming dilution	32,459,792	32,187,715
Loss per share, basic and diluted	$(0.23)	$(0.35)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	3,469,001	3,573,305

13. RELATED PARTY TRANSACTIONS

Term Loan Holdings

The Company partly finances clinic development costs of some of its JV subsidiaries by providing intercompany term loans and revolving loans through its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to its JV subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to pre-IPO stockholders (affiliates of Centerbridge and certain of the Company’s current and former directors and executive officers) pro rata in accordance with their ownership in the Company.

As of March 31, 2020, such assigned clinic loans aggregated $250, had maturities ranging from April 2020 to July 2020, with a weighted average maturity of approximately 0.2 years (June 2020), and interest rates ranging from 4.52% to 6.30%, with a weighted average interest rate of 5.18%. Fixed principal and interest payments with respect to such assigned clinic loans are payable monthly. The Company will continue to administer and manage the assigned clinic loans as servicer pursuant to the terms of a loan servicing agreement as entered into between the Company and Term Loan Holdings. The Company is paid a quarterly fee for its services based on its reasonable costs and expenses, plus a specified percentage of such costs and expenses, which may be adjusted annually based on negotiations between the Company and Term Loan Holdings. The quarterly fee charged for the three months ended March 31, 2020 is immaterial. Each assigned clinic loan is guaranteed by the Company and the applicable joint venture partner or partners in proportion to their respective ownership interests in the applicable joint venture with maturities consistent with the aggregate assigned clinic loans. The maximum potential liability for future payments under the assigned clinic loans, not including interest, is $250, of which the Company guaranteed $132 as of March 31, 2020. These guarantees would become payable if the joint venture fails to meet its obligations under the applicable assigned clinic loan.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and certain of its executive officers. The TRA provides for the Company to pay its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of March 31, 2020, the Company’s total liability under the TRA is estimated to be $1,752, including the fair value of the financial instrument of $1,300 as well as accrued but unpaid obligations of $452. The current portion of $840 is included as a component of other accrued expenses on the Consolidated Balance Sheet. The Company paid no amount under the TRA for the three months ended March 31, 2020 or 2019.

Due from Related Party

The Company entered into a sublease agreement with a clinic group, the members of which are also noncontrolling interest shareholders, to provide for various facility buildouts. In connection with this agreement, the Company provided financing in the initial total amount of $2,910. As of March 31, 2020, the loans had maturities ranging from March 2026 to September 2033 and interest rates ranging from 6.0% to 8.1%, with a weighted average interest rate of 6.1%. Fixed principal and interest payments with respect to such loans are payable monthly. As of March 31, 2020, the remaining balance to be paid to the Company was $2,564, of which $190 is included in Prepaid expenses and other current assets and $2,374 is included in Other long-term assets on the Consolidated Balance Sheet.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $87 and $77 during each of the three months ended March 31, 2020 and 2019, respectively.

The executive officer and his spouse, through a trust in which the executive officer’s spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of March 31, 2020, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $2,038. As of March 31, 2020, such loans had maturities ranging from June 2020 to August 2024, with a weighted average maturity of approximately 2.34 years (August 2022), and interest rates ranging from 4.08% to 6.30%, with a weighted average interest rate of 5.00%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $458 of such outstanding loans as of March 31, 2020.

14. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in “Note 13 — Related Party Transactions,” the Company is a party to the TRA under which it is contractually committed to pay its pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by the Company, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA). The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

and timing of taxable income the Company generates in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of its common stock at the time of such exercise.

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

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MA (the “Vandevar Action”). On November 11, 2019, the lead plaintiff filed a consolidated amended complaint against the Company and certain of its current and former executive officers. The amended complaint asserts federal securities laws claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. On January 17, 2020, the Company filed a

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

motion to dismiss the amended complaint. On February 24, 2020, the lead plaintiff filed an opposition to the motion to dismiss. On February 26, 2020, the parties participated in a mediation. On March 11, 2020, the parties reached an agreement in principle to resolve the claims asserted in this lawsuit, and such settlement will be subject to court approval. The principal terms agreed upon by the parties contemplate a settlement payment of $5,775, which is expected to be made by the Company’s insurer, in exchange for a release of claims. The settlement will resolve the claims currently asserted against all defendants in the action without any liability or wrongdoing attributed to them, and defendants continue to deny all of the allegations and claims asserted in this action.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey against the members of the Company’s board of directors and certain of its current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in the Company’s internal control over financial reporting, alleged misstatements and omissions in the Company’s 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, a direction to the Company to hold an annual meeting of stockholders and reforms to the Company’s corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees. On October 4, 2019, the court stayed the lawsuit until final resolution of the Vandevar Action. On February 26, 2020, the parties participated in a mediation. On March 27, 2020, the parties reached an agreement in principle to resolve the claims asserted in this lawsuit, and such settlement will be subject to court approval. The principal terms agreed upon by the parties contemplate certain corporate governance actions taken by the Company in exchange for a release of claims. The settlement will resolve the claims currently asserted against all defendants in the action without any liability or wrongdoing attributed to them, and defendants will continue to deny all of the allegations and claims asserted in this action.
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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Resolved Matters

The wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), were defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM), filed July 1, 2016, and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB), filed March 30, 2018. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Consolidated Statement of Operations during the year ended December 31, 2018. As of March 31, 2020, of the remaining present value of $12,532, $6,573 is classified as Accrued expenses and other current liabilities and $5,959 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018 and the second installment of $8,000 August 1, 2019 and the Company expects to pay $7,000 on August 1, 2020, $3,500 on August 1, 2021 and $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.

16. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company’s ownership interest in consolidated subsidiaries on the Company’s equity are as follows:

	Three Months Ended March 31,
	2020	2019
Net loss attributable to American Renal Holdings Associates, Inc.	$(7,234)	$(10,479)
Increase (decrease) in paid-in capital for the sales of noncontrolling interest	3,448	(1,328)
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	—	50
Net transfers to/from noncontrolling interests	$3,448	$(1,278)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(3,786)	$(11,757)

17. RECENT AND SUBSEQUENT EVENTS

COVID-19 Pandemic

In December 2019, there was an outbreak of a new strain of coronavirus (“COVID-19”). In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. As a provider of essential healthcare services, the Company is significantly exposed to the health and economic effects of COVID-19 and has seen a significant impact on its employees, patients and business operations. The COVID-19 pandemic did not significantly impact the Company's financial results for the three months ended March 31, 2020.

The Company believes that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak represent indicators of impairment for its indefinite-life and long-lived assets, including its tradename. As a result, the Company performed interim impairment tests of its indefinite-life and long-lived assets as of March 31, 2020, which resulted in no impairment.

The Company is carefully monitoring the impact of the COVID-19 pandemic on its operating and financial performance. The amounts and types of revenue, expense, and cash flow impacts will be dependent on numerous factors, including the nature of the COVID-19 pandemic, such as its rate of spread, duration, and geographic coverage; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels; and the Company’s infectious disease prevention and control efforts. The Company began to experience increased expenses and a reduction in treatment volume in connection with the pandemic beginning in March, as discussed below. The Company expects to see a more significant impact on its operating and financial performance due to the COVID-19 pandemic in the second quarter, which may also continue into the third quarter and beyond. The Company has undertaken measures designed to mitigate this impact, but these measures may not be sufficient to fully offset the pandemic’s operating and financial effects on its business. These effects will likely continue for the duration of the pandemic and may increase further in the event the severity or geographic coverage of the pandemic increase. We cannot at this time accurately predict the ultimate impact that COVID-19 will have on our operating and financial performance, but the adverse impact could be material.

Treatment Volume

Patients suffering from end-stage renal disease generally have co-morbidities that often place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments and higher mortality. Through March 31, 2020, the Company experienced an immaterial reduction in treatment volume as a result of patients contracting COVID-19, but this impact increased subsequent to March 31, 2020 and could become material in the event of a prolonged or increasingly severe pandemic. Further, broad economic factors resulting from the pandemic, including increasing unemployment rates, may lead to increases in uninsured patients and patients with lower-paying government insurance programs. The impact of this may be delayed or mitigated as a result of patients accessing COBRA and exchange plans but could have a material impact on the Company's longer term earnings. A significant reduction in treatment volume or in the number of patients with commercial insurance would have a material adverse effect on the Company's revenues, earnings and cash flows.

Expense Management

In light of its increased expenses and the potential impact to revenue from the COVID-19 pandemic, as well as the Company's first quarter 2020 performance, the Company has and will continue to implement cost saving initiatives, including temporary reductions in executive compensation, reducing discretionary spending, including travel, increased management of existing corporate headcount and other temporary corporate expense initiatives. The Company does not expect any of these cost savings initiatives to directly impact clinic staff or regional operations teams that are providing on-site support to its clinics during the pandemic. The Company also expects that, with the pandemic, it will re-prioritize its capital expenditures and continue its slower pace of de novo clinic development.

Balance Sheet, Cash Flow and Liquidity

During the first quarter of 2020, the Company did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic; however, it may experience delays in the future due to lower claims operations staffing levels and longer call waiting times at certain of the Company's commercial payors.

The CARES Act is a relief package intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers.

Medicare Accelerated and Advance Payment Program

In March 2020, in an action unrelated to the CARES Act, CMS expanded its existing Accelerated and Advance Payment Program to a broader group of Medicare providers and suppliers for the duration of the COVID-19 public health emergency. Payments under this program are intended to provide necessary funds when there is a disruption in Medicare claims submission and/or claims processing. The Company's facilities can request up to 100% of the Medicare fee-for-service payment amount for a three-month period. CMS has instructed its Medicare Administrative Contractors to review and issue advance payments within seven calendar days of receiving an advance payment request. Repayment of advance payments will commence 120 days after the date the payment is issued and will be effectuated via an automatic 100% offset against future claims payments. The Company's facilities that use this program will have 210 days to repay the advance payment. In April 2020, the Company's facilities applied for and received an aggregate of $82,666 in advanced payments under this program.

CARES Act Provider Relief Fund

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes $100 billion in funds to be provided to hospitals and other healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured individuals are able to obtain testing and treatment for COVID-19. On April 10, 2020, CMS began distribution of $30 billion of the funds to providers based on the provider’s share of total Medicare fee-for-service reimbursements in 2019. As part of this distribution, the Company's facilities received approximately $26,595 in the aggregate during April 2020. HHS requires providers, within 30 days of receipt of these funds, to submit an attestation accepting certain terms and condition. If a provider does not wish to comply with these terms and conditions, the provider must remit the full payment to HHS. Several of the terms and conditions originally published by HHS are unclear and pose interpretative questions that remain subject to clarification, including specifics on the allowable uses for the relief funds. Accordingly, the Company has determined to leave these funds segregated in special accounts and not spend or otherwise disperse these funds while it is assessing the terms and conditions that HHS will require. The Company's ability to utilize and retain some or all of the provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19, as well as the guidelines and rules of the program, which will ultimately determine how these funds can be used to offset lost revenue and increased expenses associated with the COVID-19 pandemic.

Temporary suspension of the automatic 2% reduction of Medicare program payments, known as “sequestration”

The CARES Act suspended for the period from May 2020 through December 2020 the 2% Medicare reimbursement reduction that has been in place since April 1, 2013. As a result, the Company currently expects to receive an increase in patient service operating revenues of approximately $5,000 for the period from May 2020 through December 2020 from this suspension.

Social Security Payroll Match

The CARES Act provides for the deferral of the social security payroll tax match of 6.2% through the end of 2020. The Company expects that this will allow it to delay funding approximately $12,000 to $13,000 of payroll taxes. Half of this amount (approximately $6,000 to $6,500) will be payable in December 2021 and the other half in December 2022. While this expense will continue to be recorded in the Consolidated Statement of Operations and accrued on the Consolidated Balance Sheet during 2020, the deferral of the payment will provide the Company additional liquidity during the deferral period.

See “Note 10 — Income Taxes” for discussion of the impacts of the CARES Act on the Company's income taxes for the three months ended March 31, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statement, due to a number of factors, including those discussed in the section of this Form 10-Q entitled “Forward-Looking Statements” and the section entitled “Risk Factors” in this Form 10-Q and in the 2019 Form 10-K. You should read these sections carefully.

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
COVID-19 Pandemic

In December 2019, there was an outbreak of a new strain of severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2, and in March 2020, the World Health Organization declared the outbreak of COVID-19 the disease caused by the SARS-CoV-2 virus, a pandemic. As a provider of essential healthcare services, we are significantly exposed to the health and economic effects of COVID-19 but have an obligation to continue providing our life-sustaining dialysis services and are doing so with a critical focus on the safety and well-being of our patients, staff and physician partners.

The pandemic did not significantly impact our first quarter 2020 operations or financial results, but we began to experience increased expenses and an immaterial reduction in treatment volume in connection with the pandemic beginning in March, as discussed below. We expect to see a more significant impact on our operating and financial performance due to the COVID-19 pandemic in the second quarter, which may also continue into the third quarter and beyond. However, the situation surrounding COVID-19 remains fluid, and we are carefully monitoring the impact of the COVID-19 pandemic on our operating and financial performance. We cannot at this time accurately predict the ultimate impact that COVID-19 will have on our operating and financial performance, but the adverse impact could be material. We have undertaken measures designed to mitigate this impact, but these measures may not be sufficient to fully offset the operating and financial effects on our business from the pandemic. The amounts and types of revenue, expense and cash flow impacts will depend on numerous factors, including the rate of spread, duration and geographic coverage of the pandemic, impacts on our employees, patients, physician partners, suppliers and other business partners, the pandemic’s impact on the U.S. economy, the administrative developments related to the pandemic at federal, state and local levels, and the results of our mitigation efforts, including our infectious disease prevention and control efforts. See “—Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto may adversely affect our business, results of operations and financial condition.”

Taking Care of our Patients and Staff

The safety of our patients, staff and physician partners continues to be our primary focus, and we have undertaken a number of steps to provide for their protection and enable our continued operation in the face of the pandemic. We are following Centers for Disease Control and Prevention guidance and working closely with local and national health authorities to ensure we implement appropriate infection control and clinical best practices in response to COVID-19. In addition, we have created a dedicated COVID-19 task force to proactively implement business continuity plans and develop measures to ensure the ongoing availability of our dialysis services while maintaining patient and staff safety. Measures we have implemented include:

•	Restricting entry to our clinics to only patients, staff and medical professionals;

•	Screening all individuals for symptoms and exposure to COVID-19 before allowing access to our clinics;

•	Implementing a mask policy for every patient and staff member who enters our clinics and requiring that masks be worn at all times in our clinics;

•
Increased purchases and use of personal protective equipment for patients and staff and of cleaning and sanitization materials at our facilities to maintain infection control protocols that meet CDC guidelines;

•	Securing COVID-19 testing for patients and staff;

•
Implementing screening procedures for corporate office staff prior to entering our corporate offices, requiring social distancing within workspaces and throughout our corporate office, and restricting access to our corporate offices to only ARA staff;

•	Engaging a physician infectious disease consultant to assist us in the development of policies and procedures to protect our patients and staff;

•	Establishing dedicated COVID-19 treatment shifts at certain of our clinics, where necessary, to care for patients with confirmed or suspected COVID-19; and

•	Modifying our sick leave policy to accommodate quarantine and isolation when warranted.

In addition to these safety measures, we implemented a hazard pay program to provide increased pay to our clinic staff on the front lines of the pandemic. We currently expect this program to be limited to the second quarter but may extend or shorten it as appropriate in light of developments with the pandemic.

These and other measures taken in response to COVID-19 have resulted in increased operating expenses, including higher salary and wage expense from the hazard pay program, incremental hours and overtime needed to staff the dedicated treatment shifts for patients with confirmed or suspected COVID-19, increased expenses from the higher utilization and cost of personal protective equipment, and additional costs to purchase additional supplies and cleaning materials. In addition, we have incurred additional corporate office costs related to legal, consulting costs and cleaning costs, as well as increased purchases of computer equipment and information technology to provide additional infrastructure for staff who are working from home. We expect to incur many of these additional operating expenses for the duration of the pandemic, and if the severity or geographic coverage of the pandemic increases, these additional expenses could increase.

Treatment Volume

Patients suffering from end-stage renal disease generally have co-morbidities that often place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments and higher mortality. Through March 31, 2020, we experienced an immaterial reduction in treatment volume as a result of patients contracting COVID-19, but this impact increased subsequent to March 31, 2020 and could become material in the event of a prolonged or increasingly severe pandemic. Further, broad economic factors resulting from the pandemic, including increasing unemployment rates, may lead to increases in uninsured patients and patients with lower-paying government insurance programs. The impact of this may be delayed or mitigated as a result of patients accessing COBRA and exchange plans but could have a material impact on our longer term earnings. A significant reduction in our treatment volume or in the number of patients with commercial insurance would have a material adverse effect on our revenues, earnings and cash flows.

Expense Management

In light of our increased expenses and the potential impact to revenue from the COVID-19 pandemic, as well as our first quarter 2020 performance, we have and will continue to implement cost saving initiatives, including temporary reductions in executive compensation, reducing discretionary spending, including travel, increased management of existing corporate headcount and other temporary corporate expense initiatives. We do not expect any of these cost savings initiatives to directly impact clinic staff or regional operations teams that are providing on-site support to our clinics during the pandemic. We also expect that, with the pandemic, we will re-prioritize our capital expenditures and continue our slower pace of de novo clinic development. We can make no assurance that our expense reduction initiatives will offset the additional expenses and reductions in revenue resulting from the pandemic.

Balance Sheet, Cash Flow and Liquidity

As of March 31, 2020, we had consolidated cash of $62.4 million, which includes our draw down in March 2020 of the full available capacity under our 2017 Revolving Credit Facility as a precautionary measure to strengthen our liquidity in light of the COVID-19 pandemic. As of March 31, 2020, we were in compliance with the consolidated net leverage ratio covenant in our Credit Agreement with a leverage ratio of 5.88x compared to the maximum leverage covenant of 6.00x for the benefit of the lenders under the 2017 Revolving Credit Facility under the Credit Agreement. While we believe our cash balance and cash flows from operations provide sufficient liquidity for at least the next 12 months, we continue to take steps to enhance our financial flexibility, including the expense management initiatives discussed above. Additionally, we are closely managing our working capital as we continue to bill and collect for services rendered and extend payments on traditional accounts payables where appropriate. During the first quarter of 2020, we did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic; however, we may experience delays in the future due to lower claims operations staffing levels and longer call waiting times at certain of our commercial payors.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the pandemic. The CARES Act is a relief package intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers.

During April 2020, our facilities received approximately $27 million in the aggregate in healthcare provider relief grant funds provided under the CARES Act. The use of these funds is subject to terms and conditions established by the U.S. Department of Health and Human Services (“HHS”), several of which are unclear and pose interpretative questions that remain subject to clarification. Accordingly, we have determined to leave these funds segregated in special accounts and not spend or otherwise disperse these funds while we are assessing the terms and conditions that HHS will require. Our ability to utilize and retain some or all of the provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19, as well as the guidelines and rules of the program, which will ultimately determine how these funds can be used to offset lost revenue and increased expenses associated with the COVID-19 pandemic.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This provision of the CARES Act is expected to provide us with approximately $12 to $13 million of additional liquidity during the current year. Furthermore, the CARES Act also provides for tax code relief that we estimate will result in cash tax benefits of approximately $5 million during the current year.

Finally, the CARES Act also suspended for the period from May 2020 through December 2020 the 2% Medicare sequestration reimbursement reduction that has been in place since April 1, 2013. As a result, we currently expect to receive an increase in patient service operating revenues of approximately $5 million for the period from May 2020 through December 2020 from this suspension.

In April 2020, our facilities also applied for and received an aggregate of approximately $83 million in advance payments under the Accelerated and Advance Payment Program (“Advance Payments”) recently expanded by the Centers for Medicare and Medicaid Services in a regulatory action unrelated to the CARES Act. Funds received under this program represent 90 days’ worth of advances on future Medicare payments to healthcare providers, and will be required to be repaid, interest-free, by our facilities within 210 days of the advance payment through an automatic 100% offset against future claims payments. The Advance Payments should provide us with additional liquidity during the current year.

We will continue to closely monitor legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance, on our business.

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. As of March 31, 2020, we had developed 194 de novo clinics and acquired 53 clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended March 31,
	2020	2019
De novo clinics(1)	1	2
Acquired clinics(2)	—	2
Sold or merged clinics(3)	—	(2)
Net new clinics	1	2
_____________________________

(1)	Clinics formed by us which began to operate and dialyze patients in the applicable period.

(2)	Clinics acquired by us in the applicable period.

(3)	Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the three months ended March 31, 2020 and March 31, 2019, our development capital expenditures incurred in connection with our de novo clinic development were $4.3 million and $6.9 million, respectively, representing 2.2% and 3.6% of our patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. In the three months ended March 31, 2020, as in recent quarters as we emerged from the process of restating certain of our prior financial statements during the fiscal year ended December 31, 2019, we had a slower pace of de novo clinic development. With the COVID-19 pandemic, we expect that our slower pace of de novo clinic development will continue throughout 2020.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2020	1	—	—	—	1
2019	2	2	1	2	7
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2015 to March 31, 2020, we added 142 dialysis stations to our existing clinics, representing the equivalent of nearly eight de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended March 31,
Source of Treatment Growth:	2020	2019
Non-acquired treatment growth(1)	4.4%	3.9%
Normalized non-acquired treatment growth(2)	4.4%	5.3%
Acquired treatment growth(3)	0.3%	1.9%
Total treatment growth	4.8%	5.8%
Normalized total treatment growth(2)	4.7%	7.2%
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

Sources of Payment of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS TDAPA program, calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2019, 2018 and 2017, the Medicare ESRD PPS payment rates for our clinics were approximately $279, $281 and $248, respectively, per treatment, including payments under the TDAPA program for the years ended December 31, 2019 and 2018. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019 released on November 1, 2018 by CMS increased the base rate from $232.37 to $235.27. The ESRD PPS final rule for 2020 was released on October 31, 2019 by CMS (the “2020 Final Rule”). The 2020 Final Rule includes a base rate of $239.33, representing a $4.06 increase from the 2019 base rate, as well as certain changes to the TDAPA program, including an extension to the TDAPA program for calcimimetics to a third year while also reducing the basis of payment for the TDAPA program for calcimimetics in 2020 from the Average Selling Price (“ASP”) plus 6% to ASP plus 0%. CMS has estimated that the 2020 Final Rule, including the TDAPA program changes, would result in an overall increase of payments to ESRD facilities of 1.6%. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic.

The CARES Act suspended for the period from May 2020 through December 2020 the 2% Medicare reimbursement reduction that has been in place since April 1, 2013. As a result, we currently expect to receive an increase in patient service operating revenues of approximately $5 million for the period from May 2020 through December 2020 from this suspension.

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

The following table summarizes our percentage of patient service operating revenues by payor source for the periods indicated:

	Three Months Ended March 31,
Percentage of Revenues by Payor:	2020	2019
Medicare and Medicare Advantage	68%	70%
Commercial and other(1)	27%	25%
Medicaid and Managed Medicaid	5%	4%
Other(2)	—%	1%
	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated:

	Three Months Ended March 31,
Percentage of Treatments by Payor:	2020	2019
Medicare and Medicare Advantage	80%	81%
Commercial and other(1)	12%	11%
Medicaid and Managed Medicaid	7%	7%
Other(2)	1%	1%
	100%	100%
_____________________________

(1)
Principally commercial insurance companies and also includes the VA. Treatments covered by Affordable Care Act (“ACA”)-compliant plans (“ACA plans”) were 0.6% for the three months ended March 31, 2020 and 0.8% for the three months ended March 31, 2019. Treatments covered by VA plans were 2.9% and 2.6% in the three months ended March 31, 2020 and 2019, respectively.

(2)
Other sources of payment of revenues include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay for a portion of the bill.

The percentage of treatments by payor source does not necessarily correlate with our results of operations or margins in any given period because of a number of other factors, including the effect of the difference in rates per treatment associated with each payor. We have experienced an increase in our commercial treatment mix and the percentage of our commercial treatment mix represented by in-network commercial payors as a result of our strategy to increase our in-network commercial payor relationships. This trend has adversely affected our margins and profitability because negotiated in-network rates paid by commercial payors are generally lower than out-of-network payment rates.

Effective in November 2016, for patients enrolled in minimum essential Medicaid coverage, we suspended assistance in the application process for charitable premium support from the American Kidney Fund (“AKF”), which caused an adverse change in the mix of patients and treatments in 2017. Prior to the 2017 ACA open enrollment period, approximately 2% of our total patients chose to enhance their pre-existing minimum Medicaid coverage by electing to enroll in an ACA plan. Virtually all of these low-income patients relied on charitable premium assistance because they were ineligible for federal premium tax credits. Due to the suspension of assistance in the application process for charitable premium support from the AKF, virtually all of our patients with ACA primary insurance coverage and secondary minimum essential Medicaid coverage reverted back to Medicaid-only coverage during 2017. We continue to advise our other patients about the potential availability of assistance with the payment of premiums from the AKF under the AKF Health Insurance Premium Program, subject to the suspension described above, and compliance with the AKF’s policies and procedures and approved regulatory guidance from CMS.

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
In addition to charitable premium support for patients enrolled in ACA plans, the AKF provides charitable premium support to patients with other insurance coverage, including Medicare supplemental insurance and commercial insurance. We have, from time to time, received letters from certain insurance companies indicating that they will not insure patients who receive premium payment assistance from third-party charitable organizations. There have also been legislative efforts to impose restrictions and obligations relating to the use by patients on commercial plans of charitable premium support, including a California bill (AB 290) that was signed into law in October 2019, but is currently enjoined, that limits the amount of reimbursement paid to certain providers for services provided to patients with commercial insurance who receive charitable premium assistance. Furthermore, the AKF has suspended charitable premium assistance payments from time to time and may continue to do so in the future. If patients are unable to obtain or to continue to receive AKF charitable premium support as a result of AKF suspension or otherwise, or if payments that a dialysis provider can retain for treatment to patients receiving such support is restricted, whether due to insurance company challenges to covering patients receiving charitable premium support, legislative changes, rules or interpretations limiting such support or other reasons, the financial impact on our company could be materially greater than the annual financial impact described above of patients previously enrolled in ACA plans and could materially and adversely affect our results of operations. See “Item 1A. Risk Factors—Risks Related to Our Business—If the number of patients with commercial insurance declines, our operating results and cash flows would be adversely affected” and “—If there is a decline in financial assistance from charitable organizations to patients with commercial insurance, our operating results and cash flows would be adversely affected” in our 2019 Form 10-K.
We believe that the operating environment will continue to be challenging due to the ongoing and uncertain impact of the COVID-19 pandemic and the government’s response to it, adverse trends in our commercial payor mix, continuing pressure on commercial rates, pressure on Medicare Advantage rates due to the continued growth in this subset of the Medicare patient population, the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF resulting from actions by the U.S. President and Congress. We believe that the pressure on commercial rates due to more restrictive health plan benefit design and our strategy of increasing our in-network payor relationships could continue to create additional challenges. In addition, certain members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single payor proposals, which, if adopted, could materially and adversely affect our business, results of operations and financial condition. In addition, in July 2019, the U.S. President signed an executive order to launch the Advancing American Kidney Health initiative that, among other things, will further encourage dialysis in the home. We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flow will be adversely affected” and “—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues” in our 2019 Form 10-K.

Clinical Staff, Pharmaceutical and Medical Supply Costs

Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including ESAs and medical supplies. We currently obtain the ESAs Aranesp and Epogen from Amgen Inc. and the ESAs Mircera and Retacrit from Vifor International AG. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, any shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected” in our 2019 Form 10-K. See also “Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect our workforce and business operations.”

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

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Any changes to the TRA liability will be recognized in our statement of operations as Change in fair value of income tax receivable agreement in future periods. See “Note 4 — Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

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

	Three Months Ended
Operating Data and Non-GAAP Financial Data:	March 31, 2020	March 31, 2019
Number of clinics (as of end of period)	247	243
Number of de novo clinics opened (during period)	1	2
Patients (as of end of period)	17,385	17,018
Number of treatments	619,549	591,365
Non-acquired treatment growth	4.4%	3.9%
Normalized non-acquired treatment growth(1)	4.4%	5.3%
Acquired treatment growth	0.3%	1.9%
Total treatment growth	4.8%	5.8%
Normalized total treatment growth(1)	4.7%	7.2%
Patient service operating revenues per treatment	$312	$324
Patient care costs per treatment	$249	$251
General and administrative expenses per treatment	$40	$43
Adjusted EBITDA (including noncontrolling interests)(2)	$17,828	$19,211
Adjusted EBITDA-NCI(2)	$12,922	$13,877
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

(2)	See “—Non-GAAP Financial Measures” below.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before stock-based compensation and associated payroll taxes, depreciation, amortization and impairment, interest expense, net, income taxes and other non-income-based tax, change in fair value of income tax receivable agreement, certain legal and other matters, severance, executive retirement and related costs and gain or loss on sale or closure of clinics. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of our results of operations from management’s perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes certain expenses that can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure and investments, and the tax jurisdictions in which companies operate, or that we believe do not reflect our core business operations. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies and differ from the calculation of “Consolidated EBITDA” under our credit agreement. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and they should not be considered in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

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

•	do not include income tax expense or benefits and other non-income-based taxes;

•	do not include change in fair value of income tax receivable agreement;

•	do not include costs related to certain legal and other matters;

•	do not include severance, executive retirement and related costs; and

•	do not reflect the gain or loss on sale or closure of clinics.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended March 31,
(in thousands)	2020	2019
Net loss	$(2,328)	$(5,145)
Add:
Stock-based compensation and associated payroll taxes	2,793	1,439
Depreciation, amortization and impairment	8,527	10,066
Interest expense, net	11,012	8,750
Income tax (benefit) expense and other non-income-based tax(a)	(3,694)	792
Change in fair value of income tax receivable agreement(b)	(1,699)	(1,682)
Certain legal and other matters(c)	2,287	5,291
Severance, executive retirement and related costs	515	212
Loss (gain) on sale or closure of clinics	415	(512)
Adjusted EBITDA (including noncontrolling interests)	$17,828	$19,211
Less: Net income attributable to noncontrolling interests	(4,906)	(5,334)
Adjusted EBITDA –NCI	$12,922	$13,877
_____________________________

(a)	Non-income-based tax includes franchise, gross receipts, and similar tax assessments.

(b)	See “Note 4 — Fair Value Measurements” of the notes to the unaudited consolidated financial statements.

(c)
For the three months ended March 31, 2020 and March 31, 2019, includes $1.1 million and $4.8 million, respectively, relating to our restatement of certain of our prior financial statements and other financial information, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Restatement”) and the related SEC investigation and Audit Committee review and litigation relating to the foregoing. The amounts also include other expenses relating to matters that we believe do not reflect our core business operations.

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

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Impairment expense is attributable to our assets held for sale. See “Note 3 — Assets Held for Sale” of the notes to the unaudited consolidated financial statements.

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•	the SEC investigation and related Audit Committee review and Restatement process (2019-2020),

•	the securities and derivative litigation related to the foregoing (2019-2020), and

•
our internal review and analysis of factual and legal issues relating to the aforementioned matters and legal fees and other expenses relating to matters that we believe do not reflect our core business operations.

See “Item 1. Legal Proceedings” and “Note 15 — Certain Legal and Other Matters” of the notes to the unaudited consolidated financial statements.

Operating Income

Operating income is equal to our patient service operating revenues minus our operating expenses. Our operating income is impacted by the factors described above and reflects the effects of losses relating to our start-up clinics.

Interest, Change in Fair Value of Income Tax Receivable and Income Taxes

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which are primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities. Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “—Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than our company, is classified within the line item Net income attributable to noncontrolling interests. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Noncontrolling Interests” in our 2019 Form 10-K and “Note 7 — Noncontrolling Interests Subject to Put Provisions” of the notes to the unaudited consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2020 Compared With Three Months Ended March 31, 2019

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,		Increase (Decrease)
				Percentage
(in thousands)	2020	2019	Amount	Change
Patient service operating revenues	$193,182	$191,762	$1,420	0.7%
Operating expenses:
Patient care costs	154,222	148,181	6,041	4.1%
General and administrative	24,905	25,599	(694)	(2.7)%
Depreciation, amortization and impairment	8,527	10,066	(1,539)	(15.3)%
Certain legal and other matters	2,287	5,291	(3,004)	(56.8)%
Total operating expenses	189,941	189,137	804	0.4%
Operating income	3,241	2,625	616	NM
Interest expense, net	(11,012)	(8,750)	(2,262)	(25.9)%
Change in fair value of income tax receivable agreement	1,699	1,682	17	NM
Loss before income taxes	(6,072)	(4,443)	(1,629)	36.7%
Income tax (benefit) expense	(3,744)	702	(4,446)	NM
Net loss	(2,328)	(5,145)	2,817	(54.8)%
Less: Net income attributable to noncontrolling interests	(4,906)	(5,334)	428	8.0%
Net loss attributable to American Renal Associates Holdings, Inc.	$(7,234)	$(10,479)	$3,245	NM
_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended March 31, 2020 were $193.2 million, an increase of $1.4 million, or 0.7%, from $191.8 million for the three months ended March 31, 2019, which was primarily due to an increase of 4.8% in the number of dialysis treatments, partially offset by adverse changes in commercial treatment reimbursement rates resulting from the increase in our in-network commercial payor relationships, as well as lower than expected collections from certain payors which impacts our estimates of contractual allowances and discounts. As a percentage of revenue by payor type, government-based and other payors accounted for 73% and 75% of our revenues for the three months ended March 31, 2020 and 2019, respectively. Patient service operating revenues per treatment for the three months ended March 31, 2020 were $312, compared with $324 for the three months ended March 31, 2019, primarily driven by lower than expected collections performance, lower contributions from calcimimetics and continued growth in our in-network commercial payor relationships.

Non-acquired treatment growth was 4.4% and acquired treatment growth was 0.3%. Normalized total treatment growth was 4.7% and normalized non-acquired treatment growth was 4.4% for the three months ended March 31, 2020. Patient service operating revenues relating to start-up clinics for the three months ended March 31, 2020 were $2.6 million, compared to $0.7 million for the three months ended March 31, 2019, an increase of $1.9 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended March 31, 2020 were $154.2 million, an increase of $6.0 million, or 4.1%, from $148.2 million for the three months ended March 31, 2019, which was primarily due to the 4.8% increase in the number of treatments. Patient care costs per treatment for the three months ended March 31, 2020 were $249, compared to $251 for the three months ended March 31, 2019.

As a percentage of patient service operating revenues, patient care costs were 79.8% for the three months ended March 31, 2020, compared to 77.3% for the three months ended March 31, 2019.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2020 were $24.9 million, a decrease of $0.7 million, or 2.7%, from $25.6 million for the three months ended March 31, 2019, which was primarily due to a decrease in charitable contributions and lower corporate headcount in the three months ended March 31, 2020, partially offset by an increase in stock compensation expense. General and administrative expenses per treatment were $40 for the three months ended March 31, 2020, compared to $43 for the three months ended March 31, 2019.

As a percentage of patient service operating revenues, general and administrative expenses were 12.9% for the three months ended March 31, 2020, compared to 13.3% for the three months ended March 31, 2019.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense for the three months ended March 31, 2020 was $8.5 million, compared to $10.1 million for the three months ended March 31, 2019. The three months ended March 31, 2020 include a reduction to the valuation allowance of $0.5 million related to assets held for sale. As a percentage of patient service operating revenues, depreciation, amortization and impairment expense was 4.4% for the three months ended March 31, 2020, compared to 5.2% for the three months ended March 31, 2019.

Certain legal and other matters. Certain legal and other matter costs for the three months ended March 31, 2020 were $2.3 million, compared to $5.3 million for the three months ended March 31, 2019. The three months ended March 31, 2020 and March 31, 2019 include $1.1 million and $4.8 million, respectively, of expenses relating to the Restatement and related SEC investigation and Audit Committee review discussed in our Form 10-K for the fiscal year ended December 31, 2018. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended March 31, 2020 was $3.2 million, an increase of $0.6 million, from $2.6 million for the three months ended March 31, 2019, which was primarily due to the factors described above.

As a percentage of patient service operating revenues, operating income was 1.7% for the three months ended March 31, 2020, compared to 1.4% for the three months ended March 31, 2019, reflecting the factors described above.

Interest, Change in Fair Value of Income Tax Receivable Agreement, and Income Taxes

Interest expense, net. Interest expense, net for the three months ended March 31, 2020 was $11.0 million, and for the three months ended March 31, 2019 was $8.8 million, an increase of 25.9%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment as described in “–Liquidity and Capital Resources” below and higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended March 31, 2020 and March 31, 2019 was $1.7 million each.

Income tax (benefit) expense. The income tax (benefit) expense for the three months ended March 31, 2020 and March 31, 2019 represented an effective tax rate of 61.7% and (15.8)%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the three months ended March 31, 2020 and 2019, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. We have and will continue to incorporate and evaluate the impact the CARES Act has on our overall tax provision. See “Note 10 — Income Taxes” of the notes to the unaudited consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended March 31, 2020 was $4.9 million, representing a decrease of $0.4 million, or 8.0%, from $5.3 million for the three months ended March 31, 2019. The decrease was primarily due to the increase in patient care costs as a percentage of revenue largely due to the adverse changes in commercial treatment rates discussed above, which led to decreased profitability in our joint ventures for the reasons described above.

Liquidity and Capital Resources

Our primary sources of liquidity are funds generated from our operations, short-term borrowings under our revolving credit facility and borrowings of long-term debt. Our principal needs for liquidity are to pay our operating expenses, to fund the development and acquisition of new clinics, to fund capital expenditures, to service our debt and to fund purchases of equity held by our nephrologist partners. A significant portion of our cash flows is used to make distributions to the noncontrolling equity interests held by our nephrologist partners in our JV clinics. Except as otherwise indicated, the following discussion of our liquidity and capital resources presents information on a consolidated basis, without adjusting for the effect of noncontrolling interests.

For the three months ended March 31, 2020, in addition to our typical requirements for operating capital and capital expenditures, we incurred approximately $3 million in professional accounting, consulting, legal fees and additional interest as a result of the SEC investigation, private litigation, the amendment of our Credit Agreement (as defined below) and our third-party clinic-level debt resulting from the Restatement and in-process remediation of material weaknesses in our internal control over financial reporting. We believe that we will continue to incur fees for these services during 2020 in amounts in excess of our ordinary course legal and other professional expenses in connection with the ongoing SEC investigation, private litigation and ongoing remediation of material weaknesses in our internal control over financial reporting.

In light of continuing uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic, in March 2020, we drew down all of the $30.5 million that was available under our 2017 Revolving Credit Facility (as defined below) as a precautionary measure to strengthen our liquidity. In addition, as part of its response to the COVID-19 pandemic, the federal government has expanded existing or introduced new programs to provide additional sources of liquidity to healthcare providers. Programs that benefit us include:

•
CMS Provider Relief Fund Grants. The CARES Act includes $100 billion in funds to be provided to hospitals and other healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured individuals are able to obtain testing and treatment for COVID-19. On April 10, 2020, CMS began distribution of $30 billion of the funds to providers based on the provider’s share of total Medicare fee-for-service reimbursements in 2019. As part of this distribution, our facilities received approximately $27 million in the aggregate starting during April 2020. HHS requires providers, within 30 days of receipt of these funds, to submit an attestation accepting certain terms and condition. If a provider does not wish to comply with these terms and conditions, the provider must remit the full payment to HHS. Several of the terms and conditions originally published by HHS are unclear and pose interpretive questions that remain subject to clarification, including specifics on the allowable uses for the relief funds. Accordingly, we have determined to leave these funds segregated in special accounts and not spend or otherwise disperse these funds while we are assessing the terms and conditions that HHS will require. Our ability to utilize and retain some or all of the provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19, as well as the guidelines and rules of the program, which will ultimately determine how these funds can be used to offset lost revenue and increased expenses associated with the COVID-19 pandemic.

•
Social Security Payroll Match. The CARES Act provides for the deferral of the social security payroll tax match of 6.2% through the end of 2020. We expect that this will allow us to delay funding approximately $12 to $13 million of payroll taxes. Half of this amount (approximately $6.0 to $6.5 million) will be payable in December 2021 and the other half in December 2022. While this expense will continue to be recorded in our Consolidated Statement of Operations and accrued on our Consolidated Balance Sheet during 2020, the deferral of the payment will provide us additional liquidity during the deferral period.

•
Tax Benefit. The CARES Act also permits the acceleration of tax depreciation in previous income tax returns, which we estimate will result in cash tax benefits of approximately $5 million during the current year.

•
Medicare Advance Payment Programs. In March 2020, in an action unrelated to the CARES Act, CMS expanded its existing Accelerated and Advance Payment Program to a broader group of Medicare providers and suppliers for the duration of the COVID-19 public health emergency. Payments under this program are intended to provide necessary funds when there is a disruption in Medicare claims submission and/or claims processing. Our facilities can request up to 100% of the Medicare fee-for-service payment amount for a three-month period. CMS has instructed its Medicare Administrative Contractors to review and issue advance payments within seven calendar days of receiving an advance payment request. Repayment of advance payments will commence 120 days after the date the payment is issued and will be effectuated via an automatic 100% offset against future claims payments. Our facilities that use this program will have 210 days to repay the advance payment. In April 2020, our facilities applied for and received an aggregate of $83 million in advanced payments under this program.

The impact of the above government programs, and any additional clarifications from the government’s continued implementation of the CARES Act and other governmental assistance programs, are not reflected in our cash balances as of March 31, 2020. See also “Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect our workforce and business operations.”

We believe our cash balance and cash flows from operations provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under our revolving credit facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt, this debt could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results.

If we decide to pursue one or more acquisitions, we may incur additional debt or sell additional equity to finance such acquisitions.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$13,678	$(9,993)
Net cash used in investing activities	(5,772)	(11,790)
Net cash provided by financing activities	19,979	31,354
Net increase in cash	$27,885	$9,571

Cash Flows from Operations

Net cash provided by operating activities for the three months ended March 31, 2020 was $13.7 million compared to net cash used in operating activities of $10.0 million for the same period in 2019, an increase of $23.7 million, or 236.9%, primarily attributable to the timing of working capital fluctuations, particularly those in the accounts payable and accrued expenses and other liabilities balances which both increased as of March 31, 2020 to preserve cash.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 was $5.8 million compared to $11.8 million for the same period in 2019, a decrease of $6.0 million, or 51.0%, due to decreased de novo clinic openings in 2020, as well as the timing of acquisitions and clinic sales.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $20.0 million compared to $31.4 million for the same period in 2019, a decrease of $11.4 million largely due to the change in proceeds from term loans net of payments on long-term debt, which were $29.5 million for the three months ended March 31, 2020 compared to $34.2 million for the same period in 2019. Our distributions to our partners were $10.7 million for the three months ended March 31, 2020, compared to $4.8 million for the same period in 2019. Our distributions to noncontrolling interests for the three months ended March 31, 2020 were in excess of Net income attributable to noncontrolling interests on the Consolidated Statements of Operations due, in part, to initiatives to optimize clinic-level cash balances. Additionally, our contributions from noncontrolling interests were $1.5 million for the three months ended March 31, 2020, compared to $2.4 million for the same period in 2019.

Capital Expenditures

For the three months ended March 31, 2020 and 2019, we made capital expenditures of $5.8 million and $8.5 million, respectively, of which $4.3 million and $6.9 million were development capital expenditures, respectively, primarily incurred in connection with de novo clinic development and clinic expansions, and $1.5 million and $1.6 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2020, we expect to spend approximately 2% to 2.5% of total annual patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual patient service operating revenues on other capital expenditures.

Debt Facilities

As of March 31, 2020, we had outstanding $629.6 million in aggregate principal amount of indebtedness, and no additional borrowing capacity available under our 2017 Revolving Credit Facility (and no outstanding letters of credit). Our outstanding indebtedness included $426.8 million of term B loans under our 2017 Credit Agreement, $100.0 million of borrowings under our 2017 Revolving Credit Facility. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $94.9 million as of March 31, 2020 with maturities ranging from October 2019 to June 2026 and interest rates ranging from 3.75% to 7.68%, and $7.7 million of finance lease obligations. In addition, our clinic level debt includes our assigned clinic loans (the “Assigned Clinic Loans”) held by Term Loan Holdings of $0.2 million as of March 31, 2020 with maturities ranging from April 2020 to July 2020 and interest rates ranging from 4.52% to 6.30%. See “Note 8 — Debt” of the notes to the consolidated financial statements for further information about our debt and “Note 13 — Related Party Transactions” of the notes to the consolidated financial statements for a description of the Assigned Clinic Loans.

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
For the period from April 26, 2019 until September 4, 2019, the date of filing of our Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of March 31, 2020, the interest payable quarterly was 5.99%.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $100.0 million of borrowings outstanding under the 2017 Revolving Credit Facility as of March 31, 2020, which had an interest rate of 5.48%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of March 31, 2020, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment, a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of March 31, 2020, we were in compliance with the consolidated net leverage ratio covenant in the 2017 Credit Agreement with a leverage ratio of 5.88x compared to the maximum leverage covenant of 6.00x for the benefit of the lenders under the 2017 Revolving Credit Facility under the 2017 Credit Agreement.

The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. We have in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of our clinics as a result of clinic performance issues or otherwise. More recently, we entered into agreements with certain of our third-party clinic lenders waiving defaults arising from certain financial covenants at the clinic level. Pursuant to these agreements, we agreed to prepay up to an aggregate of approximately $10 million during 2020 and up to an aggregate of approximately $14 million during the second quarter of 2021 of the outstanding clinic-level debt, depending on the satisfaction of certain financial covenants for these clinic loans. Of these amounts, we are responsible for up to approximately $6 million and approximately $7 million, respectively, and our physician partners are responsible for the remainder.

Contractual Obligations and Commitments
The following is a summary of contractual obligations and commitments as of March 31, 2020 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2017 Credit Agreement loans(1)	$526,800	$8,800	$117,600	$400,400	$—
Operating leases(2)	190,998	32,011	58,221	43,323	57,443
Purchase obligations(3)	173,000	74,500	94,000	4,500	—
Interest payments(4)	126,307	35,868	58,535	31,371	533
Third-party clinic-level debt	95,120	26,934	28,674	31,264	8,248
Finance leases(5)	13,902	1,096	2,450	2,535	7,821
Total	$1,126,127	$179,209	$359,480	$513,393	$74,045
_____________________________

(1)
Includes the 2017 Term B Loan Facility with total borrowings of $426.8 million, which bears interest at a variable rate, with principal payments of $2.2 million and interest payments due quarterly, and the 2017 Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $100.0 million.

(2)	Net of estimated sublease proceeds of approximately $1.6 million per year from 2020 through 2022 and approximately $4.3 million in the aggregate thereafter.

(3)
Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.

(4)
Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of March 31, 2020 which is described above.

(5)	Includes $1.0 million related to lease obligations that have not yet commenced.

Put Obligations

We are party to agreements which contain put provisions that require us to purchase a portion or all of the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods (“time-based puts”) or, in certain cases, upon the occurrence of specific events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the three months ended March 31, 2020. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 7 — Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited consolidated financial statements for discussion of these put provisions. The table below summarizes our potential obligations as of March 31, 2020.

Noncontrolling interests subject to put provisions (dollars in thousands)	March 31, 2020
Time-based puts	$104,884
Event-based puts	22,853
Total Obligation	$127,737

As of March 31, 2020, $72.9 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of March 31, 2020 and reflects the payments that would be made, assuming (a) all vested puts as of March 31, 2020 were exercised on April 1, 2020 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2020	$81,618
2021	9,354
2022	7,250
2023	3,203
2024	1,184
Thereafter	2,275
Total	$104,884

The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets. In addition, our estimates are in two instances being challenged by nephrologist partners which, if successful, could cause an increase to the amount we owe. As of March 31, 2020, we had recorded potential obligations within mezzanine equity of approximately $104.9 million for all existing time-based puts, including puts with a redemption value of $17.3 million as defined in “Note 7 — Noncontrolling Interests Subject to Put Provisions”, which were accelerated as a result of physicians with IPO put rights having elected to potentially exercise the puts. The nephrologist partners have the right to decide how much, up to specified limits, of their put rights, if any, they will exercise. We expect that any additional amounts for time-based puts accelerated as a result of physician IPO put rights will be immaterial.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of March 31, 2020 a future payment will be due upon vesting totaling $1.2 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our 2017 Revolving Credit Facility. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2019 is estimated to be $10.6 million as of March 31, 2020.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Consolidated Statement of Operations for the year ended December 31, 2018. We paid the first installment in the amount of $10.0 million on August 1,

2018 and the second installment in the amount of $8.0 million on August 1, 2019, and we expect to pay $7.0 million on August 1, 2020, $3.5 million on August 1, 2021 and $3.5 million on August 1, 2022. As of March 31, 2020, $6.6 million is classified as Accrued expenses and other current liabilities and $6.0 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recent Accounting Pronouncements

See “Note 1 — Basis of Presentation and Organization” of the notes to the consolidated financial statements.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies and use of estimates, refer to “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in our 2019 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For our disclosures about market risk, please see “Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our 2019 Form 10-K. Except as described below, there have been no material changes to our disclosures about market risk in “Part II. Item 7A” of such Form 10-K.

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding loans under our 2017 Term B Loan Facility. As of March 31, 2020, we had $100.0 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of March 31, 2020, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features.

Based on our interest rate swap and caps outstanding as of March 31, 2020, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 8 — Debt” of the notes to the unaudited consolidated financial statements for further discussion of these derivative agreements.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2020. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2020. Management based its conclusion on the fact that the material weaknesses in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2019, as disclosed in our 2019 Form 10-K, had not been fully remediated at March 31, 2020. For a description of the material weaknesses, see “Part II, Item 9A. Controls and Procedures” in the 2019 Form 10-K and in our Form 10-K for the fiscal year ended December 31, 2018.

(b) Changes in Internal Control over Financial Reporting.

To date, we have made improvements to controls in the areas of accounting for patient service operating revenues, net accounts receivable, amounts due to payors, income taxes and noncontrolling interests and in the area of review and approval of journal entries. Additionally, we have made improvements to our control environment, information and communication and monitoring to address the material weaknesses identified in those areas. We developed new processes and are in the process of evaluating the design and operating effectiveness of additional controls. We have made, and continue to make, efforts to remediate the material weakness relating to the lack of sufficient accounting and supervisory personnel through the training of our existing, and hiring additional, accounting, tax and financial reporting personnel. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a period of time sufficient for management to conclude, through testing, that these controls are operating effectively.

Other than the changes described above under “Changes in Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth in “Note 15 — Certain Legal and Other Matters” to the consolidated financial statements included in this report.

ITEM 1A.	RISK FACTORS
Except as described below, there have been no material changes with respect to the risk factors described in “Part I. Item 1A. Risk Factors” in our 2019 Form 10-K.

The ongoing COVID-19 pandemic and responses thereto may adversely affect our business, results of operations and financial condition.

The global spread and unprecedented impact of COVID-19 is complex and rapidly evolving and may result in disruption to our business and adversely affect our results of operations and financial condition. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Further, on March 13, 2020, the President of the United States declared the COVID-19 pandemic a national emergency. The extent, duration and magnitude of the COVID-19 pandemic’s effects on us depends on numerous factors, including the rate of COVID-19’s spread, duration and geographic coverage of the pandemic, impacts on our staff, patients, physician partners, suppliers and other business partners, the pandemic’s impact on the U.S. economy, the administrative developments related to the pandemic at federal, state and local levels, and our infectious disease prevention and control efforts. The situation surrounding COVID-19 remains fluid, and we are carefully monitoring the impact of the COVID-19 pandemic on our operating and financial performance. Although the pandemic did not significantly impact our first quarter 2020 operations or financial results, beginning in March 2020 we began to experience increased expenses to protect our patients and staff and an immaterial reduction in treatment volume. We expect to see a more significant impact on our operating and financial performance due to the COVID-19 pandemic in the second quarter, which may also continue into the third quarter and beyond. These effects will likely continue for the duration of the pandemic and may increase further in the event the severity or geographic coverage of the pandemic increase. We cannot at this time accurately predict the ultimate impact that COVID-19 will have on our operating and financial performance, but the adverse impact could be material. We have undertaken measures designed to mitigate this impact, but these measures may not be sufficient to fully offset the operating and financial effects on our business from the pandemic.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of significant risks:

Operations, Revenues and Expenses: The U.S. Department of Homeland Security has identified certain industries, including ours, as a critical infrastructure sector with a special responsibility to continue operations during the pandemic. In light of this, we have taken a variety of measures to protect our patients, staff and physician partners and to enable our continued operation in the face of the pandemic, as discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.” These and other measures taken in response to COVID-19 have resulted in increased operating expenses, including higher salary and wage expense, increased supply, equipment and information technology costs and higher legal and consulting costs. We expect to incur many of these additional operating expenses for the duration of the pandemic, and if the severity or geographic coverage of the pandemic increases, these additional expenses could increase. Further, once the effects of the current pandemic subside, we expect that certain of these expenses and operational changes, particularly with respect to enhanced health and safety measures, will be necessary for the foreseeable future and could increase our ongoing costs.

The COVID-19 pandemic has also resulted in a substantial impact on our patients. Patients suffering from end-stage renal disease generally have co-morbidities that often place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments and higher mortality. Through March 31, 2020, we experienced an immaterial reduction in treatment volume as a result of patients contracting COVID-19, but this impact increased subsequent to March 31, 2020 and could become material in the event of a prolonged or increasingly severe pandemic. Further, broad economic factors resulting from the pandemic, including increasing unemployment rates, may lead to increases in uninsured patients and patients with lower-paying government insurance programs. The impact of this may be delayed or mitigated as a result of patients accessing COBRA and exchange plans but could have a material impact on our longer term earnings. A significant reduction in our treatment volume or in the number of patients with commercial insurance would have a material adverse effect on our revenues, earnings and cash flows.

During the first quarter of 2020, we did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic. However, almost all U.S. states and many local jurisdictions have issued, and others in the future may issue, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. These efforts, and the resulting widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, and travel restrictions, may result in delays in our billing or cash collections due to lower claims operations staffing levels and longer call waiting times at certain of our commercial payors. If delays such as these become significant in number or duration, it could result in an adverse impact on our collections, which would negatively impact our earnings.

Moreover, the economic and other effects of the pandemic may adversely impact our physician partners’ ability to continue to serve as medical directors at our facilities and to make required pro rata capital contributions, if necessary, to support the operations of the clinics they jointly own with us. We may find it necessary or in the interest of our business to provide financial or other types of support to certain of our clinics resulting from the inability of our physician partners to meet their obligations, which could materially increase our expenses. While governments have and may continue to implement various stimulus and relief programs, it is uncertain whether and to what extent we or our physician partners will be eligible to participate in such programs, whether conditions or restrictions imposed under such programs will be acceptable, and whether such programs will be effective in avoiding or significantly mitigating the financial impacts of the COVID-19 pandemic.

Financial Condition and Indebtedness: In light of continuing uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic, in March 2020, we drew down all of the $30.5 million that was available under our revolving credit facility as a precautionary measure to strengthen our liquidity. As of May 8, 2020, we had $100 million of borrowings outstanding under our revolving credit facility, representing the full amount available thereunder. As we manage through the effects of the pandemic, we or our clinics may be unable to satisfy financial covenants in our debt agreements. A default under our revolving credit facility or under our clinic-level debt would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the pandemic. The CARES Act is a relief package intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers. We and our facilities have received funds under certain of these programs. See “Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Certain of these funds represent deferrals of amounts otherwise currently due from us or advances on future revenues. While funds representing deferrals or advances provide us with additional short-term liquidity, to the extent that we elect to use those funds for current expenses, the repayment of these amounts when due may result in an adverse impact on our financial condition. Furthermore, the terms and conditions originally published by the U.S. Department of Health and Human Services that apply to certain grants we received are unclear and pose interpretive questions that remain subject to clarification, including specifics on the allowable uses for the relief funds. Our ability to utilize and retain some or all of these grant funds will depend on the magnitude, timing and nature of the impact of COVID-19, as well as the guidelines and rules of the program which will ultimately determine how these funds can be used to offset lost revenue and increased expenses associated with the COVID-19 pandemic.

Growth: With the COVID-19 pandemic, we expect that the slower pace of de novo clinic development we experienced in 2019 will continue throughout 2020, which could impact revenue growth. This slower pace of development could be further impacted to the extent that the pandemic results in difficulties obtaining commercially viable financing for clinics, construction delays or delays in certification as a result of business activity restrictions. We expect that the use of these grant funds by healthcare providers will be subject to significant scrutiny by the federal government. We will endeavor to structure our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all of amounts received at our facilities and pay or impose other penalties.

The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a future resurgence of the pandemic could precipitate or aggravate the other risk factors that we identified in our 2019 Form 10-K, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2020, we repurchased approximately 54,000 shares of common stock at an aggregate cost of $427,000 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about such repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	$—	—	—
February 1 - February 29	—	$—	—	—
March 1 - March 31	54,427	$7.85	—	—
	54,427	$7.85	—	—

ITEM 5.	OTHER INFORMATION
In light of the disruption and uncertainty created by the COVID‑19 pandemic and resulting impact on business conditions, on May 8, 2020, our Board of Directors (the “Board”) approved a 20% reduction in the base salaries of our named executive officers, and a lesser reduction in the base salaries of select other members of senior management. These reductions are effective for the period from May 10, 2020 through January 2, 2021, except for the reduction in the base salary of Joseph Carlucci, our Chairman and Chief Executive Officer, which will expire upon the earlier of his retirement as our Chief Executive Officer and January 2, 2021. The following table sets forth these temporary salary reductions for our named executive officers.

Name and Title	Salary
	From	To
Joseph A. Carlucci, Chairman and CEO	$904,203	$723,362
Syed T. Kamal, President	$770,928	$616,742
Don E. Williamson, M.D., EVP and COO	$750,000	$600,000

Currently, these individuals’ participation in applicable non-equity incentive plans will continue at pre-adjustment base salary levels.

The Board also approved a reduction in the amounts we have been paying to AP Services, LLC (“APS”), with which we are party to an engagement letter for the services of Mark Herbers, our Interim Chief Financial Officer and Interim Chief Accounting Officer, from approximately $182,000 per month to approximately $146,000 per month for the anticipated remainder of the APS engagement.

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

10.1†
Transition Services Agreement between Joseph A. Carlucci and the Company, dated March 13, 2020 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 16, 2020).

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

May 11, 2020

(Date)