Form 10-Q
period 2020-06-30
American Renal Associates Holdings, Inc.
filed 2020-08-10
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 9, 2020 there were 34,607,729 shares of the registrant’s common stock outstanding.

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

PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$131,976	$34,494
Restricted cash (Note 1)	16,758	—
Accounts receivable, net	91,678	102,150
Inventories	8,154	7,752
Prepaid expenses and other current assets	24,829	22,268
Income tax receivable	6,926	3,251
Current assets held for sale	49,197	50,099
Total current assets	329,518	220,014
Property and equipment, net of accumulated depreciation of $232,711 and $215,471, respectively	146,407	151,175
Operating lease right-of-use assets (Note 9)	135,078	133,899
Intangible assets, net of accumulated amortization of $25,502 and $25,087, respectively	24,078	24,486
Other long-term assets	26,009	18,608
Goodwill	538,609	538,609
Total assets	$1,199,699	$1,086,791

Liabilities and Equity
Accounts payable	$47,060	$49,539
Accrued compensation and benefits	37,737	37,196
Accrued expenses and other current liabilities	173,614	37,593
Current portion of long-term debt	36,047	38,779
Current portion of operating lease liabilities (Note 9)	23,201	22,061
Current liabilities held for sale	4,210	5,767
Total current liabilities	321,869	190,935
Long-term debt, less current portion	549,100	548,835
Long-term operating lease liabilities, less current portion (Note 9)	124,058	123,792
Income tax receivable agreement payable	352	3,000
Other long-term liabilities	10,876	6,501
Deferred tax liabilities	3,964	2,706
Total liabilities	1,010,219	875,769
Commitments and contingencies (Note 14 and Note 15)
Noncontrolling interests subject to put provisions	110,405	126,483
Equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 34,488,565 and 32,976,416 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	208	197
Additional paid-in capital	111,884	100,744
Receivable from noncontrolling interests	(2,301)	(531)
Accumulated deficit	(184,680)	(178,241)
Accumulated other comprehensive loss, net of tax	(2,389)	(1,619)
Total American Renal Associates Holdings, Inc. deficit	(77,278)	(79,450)
Noncontrolling interests not subject to put provisions	156,353	163,989
Total equity	79,075	84,539
Total liabilities and equity	$1,199,699	$1,086,791
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Patient service operating revenues	$205,148	$213,252	$398,330	$405,014
Operating expenses:
Patient care costs	146,882	153,016	301,104	301,197
General and administrative	22,665	23,927	47,570	49,526
Depreciation, amortization and impairment	8,974	10,299	17,501	20,365
Certain legal and other matters (Note 15)	841	8,381	3,128	13,672
Total operating expenses	179,362	195,623	369,303	384,760
Operating income	25,786	17,629	29,027	20,254
Other income - CARES Act	1,474	—	1,474	—
Interest expense, net	(9,721)	(11,541)	(20,733)	(20,291)
Change in fair value of income tax receivable agreement	(356)	(304)	1,343	1,378
Income before income taxes	17,183	5,784	11,111	1,341
Income tax expense (benefit)	2,349	644	(1,395)	1,346
Net income (loss)	14,834	5,140	12,506	(5)
Less: Net income attributable to noncontrolling interests	(14,039)	(13,318)	(18,945)	(18,652)
Net income (loss) attributable to American Renal Associates Holdings, Inc.	795	(8,178)	(6,439)	(18,657)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(444)	1,025	(703)	284
Net income (loss) attributable to common shareholders	$351	$(7,153)	$(7,142)	$(18,373)

Earnings (loss) per share (Note 12):
Basic	$0.01	$(0.22)	$(0.22)	$(0.57)
Diluted	$0.01	$(0.22)	$(0.22)	$(0.57)
Weighted-average number of common shares outstanding
Basic	32,862,637	32,275,807	32,661,238	32,232,004
Diluted	34,612,591	32,275,807	32,661,238	32,232,004

See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$14,834	$5,140	$12,506	$(5)
Unrealized gain (loss) on derivative agreements, net of tax	147	(1,024)	(770)	(1,809)
Total comprehensive income (loss)	14,981	4,116	11,736	(1,814)
Less: Comprehensive income attributable to noncontrolling interests	(14,039)	(13,318)	(18,945)	(18,652)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$942	$(9,202)	$(7,209)	$(20,466)

See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended June 30, 2020
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value					Total
Balance at March 31, 2020	$127,737	33,736,896	$199	$102,789	$(1,568)	$(185,475)	$(2,536)	$(86,591)	$160,341
Net income	4,038	—	—	—	—	795	—	795	10,001
Stock-based compensation	—	—	—	1,517	—	—	—	1,517	—
Exercise of stock options	—	855,955	8	710	—	—	—	718	—
Issuance of restricted stock	—	18,679	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(122,849)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(116)	1	(2)	—	—	—	(1)	—
Distributions to noncontrolling interests	(3,844)	—	—	—	—	—	—	—	(8,370)
Contributions from noncontrolling interests	203	—	—	—	(733)	—	—	(733)	1,017
Purchases of equity of noncontrolling interests	177	—	—	(886)	—	—	—	(886)	—
Redemptions of equity of noncontrolling interests	—	—	—	—	—	—	—	—	(4,550)
Reclassification/other adjustments	(14,331)	—	—	4,181	—	—	—	4,181	(2,086)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	147	147	—
Change in fair value of noncontrolling interests	(3,575)	—	—	3,575	—	—	—	3,575	—
Balance at June 30, 2020	$110,405	34,488,565	$208	$111,884	$(2,301)	$(184,680)	$(2,389)	$(77,278)	$156,353
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Six Months Ended June 30, 2020
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value					Total
Balance at December 31, 2019	$126,483	32,976,416	$197	$100,744	$(531)	$(178,241)	$(1,619)	$(79,450)	$163,988
Net income (loss)	5,419	—	—		—	(6,439)	—	(6,439)	13,526
Stock-based compensation	—	—	—	4,240	—	—	—	4,240	—
Exercise of stock options	—	900,180	8	864	—	—	—	872	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(7)	—	—	—	(7)	—
Issuance of restricted stock	—	843,015	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(176,503)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(54,543)	3	(431)	—	—	—	(428)	—
Distributions to noncontrolling interests	(6,964)	—	—	—	—	—	—	—	(15,997)
Contributions from noncontrolling interests	1,509	—	—	—	(1,770)	—	—	(1,770)	2,284
Purchases of equity of noncontrolling interests	177	—	—	(886)	—	—	—	(886)	—
Redemptions of equity of noncontrolling interests	—	—	—	3,448	—	—	—	3,448	(7,519)
Reclassification/other adjustments	(16,488)	—	—	4,181	—	—	—	4,181	71
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(770)	(770)	—
Change in fair value of noncontrolling interests	269	—	—	(269)	—	—	—	(269)	—
Balance at June 30, 2020	$110,405	34,488,565	$208	$111,884	$(2,301)	$(184,680)	$(2,389)	$(77,278)	$156,353
	See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended June 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value
Balance at March 31, 2019	$129,134	32,562,784	$197	$104,401	$(535)	$(174,930)	$(709)	$(71,576)	$173,866
Net income (loss)	3,544	—	—	—	—	(8,178)	—	(8,178)	9,774
Stock-based compensation	—	—	—	850	—	—	—	850	—
Exercise of stock options	—	1,086	—	(3)	—	—	—	(3)	—
Issuance of restricted stock awards	—	—	—	(12)	—	—	—	(12)	—
Forfeiture of restricted stock awards	—	(3,827)	—	—	—	—	—	—	—
Distributions to noncontrolling interests	(3,480)	—	—	—	—	—	—	—	(13,399)
Contributions from noncontrolling interests	493	—	—	—	415	—	—	415	617
Purchases of equity of noncontrolling interests	441	—	—	(7,590)	—	—	—	(7,590)	(623)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(1,024)	(1,024)	—
Change in fair value of noncontrolling interests	(5,636)	—	—	5,636	—	—	—	5,636	—
Balance at June 30, 2019	$124,496	32,560,043	$197	$103,282	$(120)	$(183,108)	$(1,733)	$(81,482)	$170,235
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Six Months Ended June 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income (loss)	4,000	—	—	—	—	(18,657)	—	(18,657)	14,652
Stock-based compensation	—	—	—	2,251	—	—	—	2,251	—
Exercise of stock options	—	8,807	—	67	—	—	—	67	—
Forfeiture of restricted stock awards	—	(20,456)	—	—				—
Vested restricted stock awards withheld on net share settlement	—	(32,154)	1	(339)				(338)	—
Cash dividend equivalents accrual reduction on share-based payments, net	—	—	—	(27)	—	—	—	(27)	—
Distributions to noncontrolling interests	(5,631)	—	—	—	—	—	—	—	(15,998)
Contributions from noncontrolling interests	1,343	—	—	—	386	—	—	386	6,861
Purchases of equity of noncontrolling interests	168	—	—	(7,540)	—	—	—	(7,540)	(623)
Redemptions of equity of noncontrolling interests	—	—	—	(1,328)	—	—	—	(1,328)	(3,538)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—		(1,809)	(1,809)	—
Change in fair value of noncontrolling interests	(4,483)	—	—	4,483	—	—	—	4,483	—
Balance at June 30, 2019	$124,496	32,560,043	$197	$103,282	$(120)	$(183,108)	$(1,733)	$(81,482)	$170,235
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Six Months Ended June 30,
Operating activities	2020	2019
Net income (loss)	$12,506	$(5)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and impairment	17,501	20,365
Amortization of discounts, fees and deferred financing costs	1,617	1,205
Stock-based compensation	4,240	2,251
Deferred taxes	1,574	(138)
Change in fair value of income tax receivable agreement	(1,343)	(1,378)
Loss (gain) on disposal of assets	432	(395)
Other non-cash charges, net	208	(1,189)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,471	(8,021)
Inventories	(405)	4,020
Prepaid expenses and other current assets	(6,369)	(3,121)
Other assets	(7,192)	(1,275)
Right-of-use assets and operating lease liabilities	(54)	(1,518)
Accounts payable	(3,415)	(1,434)
Accrued compensation and benefits	541	240
Accrued expenses and other liabilities	120,650	(1,859)
Cash provided by operating activities	150,962	7,748
Investing activities
Purchases of property, equipment and intangible assets	(11,756)	(14,169)
Proceeds from sale of clinics	—	3,300
Cash paid for acquisitions	—	(6,590)
Cash used in investing activities	(11,756)	(17,459)
Financing activities
Proceeds from revolving credit facility and term loans, net of discounts and fees	45,989	73,551
Payments on long-term debt	(50,081)	(23,069)
Dividends and dividend equivalents paid	(11)	(25)
Proceeds from exercise of stock options	1,212	67
Repurchase of vested restricted stock awards withheld on net share settlement	(430)	(338)
Distributions to noncontrolling interests	(22,961)	(21,629)
Contributions from noncontrolling interests	2,023	3,935
Purchases of equity of noncontrolling interests	(707)	(7,995)
Cash (used in) provided by financing activities	(24,966)	24,497

Increase in cash and restricted cash	114,240	14,786
Cash and restricted cash at beginning of period	34,494	55,300
Cash and restricted cash at end of period	$148,734	$70,086

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$166	$173
Cash paid for interest	14,323	15,292

Supplemental Disclosure of Non-Cash Financing Activities
Non-cash equity impacts of the sale or closure of clinics	(4,071)	(4,866)
Non-cash equity contributions	1,770	386
Change in liability accrued for dividend equivalent payments	7	27
Liability established for IPO Put liability (Note 5)	16,685	—
Non-cash purchases of property and equipment	1,079	—
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except per share amounts)

1. BASIS OF PRESENTATION, ORGANIZATION AND RECENT EVENTS

Business

American Renal Associates Holdings, Inc. (“the Company”) owns 100% of the membership units of its subsidiary American Renal Holdings Intermediate Company, LLC, whose only assets are 100% of the shares of capital stock of American Renal Holdings Inc. All of the Company’s operating activities are conducted through American Renal Holdings Inc. and its operating subsidiaries (“ARH”).

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”) and other kidney diseases. As of June 30, 2020, the Company owned and operated 251 dialysis clinics treating 17,356 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Substantially all clinics are maintained as separate joint ventures (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The Company’s condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provide the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company’s wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to “Note 6 — Variable Interest Entities.”

In the opinion of management, the Company has prepared the accompanying unaudited condensed consolidated financial statements on the same basis as its audited consolidated financial statements, and these financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2019 (“Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

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

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, the useful lives of property and equipment, fair value measurements, accounting for income taxes, acquisition accounting valuation estimates,

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

commitments and contingencies and stock-based compensation. Specific risks and contingencies related to these estimates are further addressed within the notes to the condensed consolidated financial statements.

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

Accounting Pronouncements to be Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to reduce complexity in accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and early application is permitted. The Company is still evaluating certain aspects of this ASU as well as the impact it may have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related clarifying standards, which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The FASB issued ASU 2019-10, which updated the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is still evaluating certain aspects of this ASU as well as the impacts it may have on its condensed consolidated financial statements and related disclosures.

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

During March, 2020, the Company determined that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak represented indicators of impairment for its indefinite-life and long-lived assets, including its tradename. As a result, the Company performed interim impairment tests of its indefinite-life and long-lived assets during March, 2020, which resulted in no impairment.

The Company is carefully monitoring the impact of the COVID-19 pandemic on its operating and financial performance. The amounts and types of revenue, expense, and cash flow impacts will be dependent on numerous factors, including the nature of the COVID-19 pandemic’s current outbreaks and activity levels, such as its rate of spread, duration, and geographic coverage; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels; and the Company’s infectious disease prevention and control efforts. The Company performed a qualitative assessment of its indefinite life and long lived assets for impairment as of June 30, 2020 considering these factors, which resulted in no impairment.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

CARES Act Provider Relief Fund

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“the CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes $100 billion in funds to be provided to hospitals and other healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured individuals are able to obtain testing and treatment for COVID-19. On April 10, 2020, the Centers for Medicare and Medicaid Services (“CMS”), which is part of the United States Department of Health and Human Services (“HHS”), began distribution of $30 billion of the funds to providers based on the provider’s share of total Medicare fee-for-service reimbursements in 2019. As part of this distribution, the Company’s facilities received approximately $26,595 of grant funds during April 2020. HHS requires providers, within 90 days of receipt of these funds, to submit an attestation accepting certain terms and conditions, including that the funds may only be used to offset lost revenue and increased expenses attributable to the COVID-19 pandemic. As of June 30, 2020, the Company has utilized approximately $9,800 of these funds and expects to use the remainder of these funds during future periods in 2020. The Company’s ability to utilize and retain some or all of the provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19, as well as the guidelines and rules of the program, which will ultimately determine how these funds can be used to offset lost revenue and increased expenses associated with the COVID-19 pandemic.

For the three and six months ended June 30, 2020, we incurred an additional $7,310 and $8,612, respectively, in operating expenses as a result of the measures we have taken in response to COVID-19, of which $8,368 of these additional expenses were offset by grant funds received under the CARES Act. In addition, during the three and six months ended June 30, 2020, Company recognized other income of $1,474 by applying grant funds on account of lost treatments.

Temporary Suspension of the Automatic 2% Reduction of Medicare Program Payments, Known as “Sequestration”

The CARES Act suspended for the period from May 2020 through December 2020 the 2% Medicare reimbursement reduction that has been in place since April 1, 2013. For the three months ended June 30, the Company received patient service operating revenues of $1,123 from this suspension.

Medicare Accelerated and Advance Payment Program

In March 2020, in an action unrelated to the CARES Act, CMS expanded its existing Accelerated and Advance Payment Program to a broader group of Medicare providers and suppliers for the duration of the COVID-19 public health emergency. Payments under this program are intended to provide necessary funds when there is a disruption in Medicare claims submission and/or claims processing. The Company’s facilities requested 100% of the Medicare fee-for-service payment amount for a three-month period. CMS approved the Company’s requests for substantially all of the clinics. Repayment of advance payments will commence 120 days after the date the payment is issued and will be effectuated via an automatic 100% offset against future claims payments. The Company’s facilities that use this program will have 210 days to repay the advance payment. As of June 30, 2020, the Company’s facilities applied for and received an aggregate of $83,193 in advanced payments under this program, which is reflected as deferred revenue within Accrued expenses and other current liabilities on the accompanying condensed consolidated balance sheet as of June 30, 2020.

2. REVENUE

Patient service operating revenues, the major component of the Company’s revenues are derived from dialysis treatments and related services. Sources of payment of revenues are principally from government-based programs, including Medicare, Medicaid and state workers’ compensation programs, commercial insurance payors and other sources such as the U.S. Department of Veterans Affairs (the “VA”), hospitals as well as patient self-pay. Patient service operating revenues are reported at the amounts that reflect the consideration to which the Company expects to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed, and payment is due upon receipt.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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
The Company maintains a usual and customary fee schedule for dialysis treatments and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the United States government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments which result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance and historical collection experience. The Company determines its estimates of implicit price concessions based on its historical collection experience with each payor, and when no prior experience exists, it considers information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for unconditional right to payment are presented as net accounts receivable on the accompanying condensed consolidated balance sheets.
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
There are significant challenges associated with estimating revenue, with certain transactions taking several years to resolve. Estimates are subject to ongoing insurance coverage changes, geographic coverage differences, differing interpretations of contract coverage and other payor issues, determining applicable primary and secondary coverage and coordination of benefits. As these estimates are refined over time, both positive and negative adjustments to revenue are recognized in the current period.
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
Net adjustments arising from a change in the transaction price in instances when the performance obligation was satisfied prior to January 1, 2020 were immaterial for the three and six months ended June 30, 2020. Net adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2019 were immaterial for the three and six months ended June 30, 2019. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.
Amounts pending approval from third-party payors associated with Medicare recovery claims as of June 30, 2020 and December 31, 2019, other than standard monthly billing, consisted of $20,541 and $17,509, respectively. As of June 30, 2020, $4,956 is classified as Prepaid expenses and other current assets and $15,585 is classified as Other long-term assets. As of December 31, 2019, $9,284 is classified as Prepaid expenses and other current assets and $8,225 is classified as Other long-term assets.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The composition of patient care service revenue by payment source is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenues by Payor:	2020	2019	2020	2019
Medicare and Medicare Advantage	69%	70%	69%	70%
Commercial and other(1)	26%	26%	27%	25%
Medicaid and Managed Medicaid	4%	4%	4%	4%
Other(2)	1%	—%	—%	1%
	100%	100%	100%	100%
___________________
(1)Principally commercial insurance companies and also includes the VA.
(2)Other payments of revenues by payor include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay a portion of the bill.

3. ASSETS HELD FOR SALE

As of June 30, 2020 and December 31, 2019, the Company presented certain clinics in Pennsylvania, Ohio and New Jersey and other property that met the criteria as held for sale as a single asset and liability in its financial statements and recognized a valuation allowance, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less cost to sell. The Company determined that there was an increase in the valuation allowance of $7 and a reduction of $498 for the three and six months ended June 30, 2020, respectively, which are included as a reduction to Depreciation, amortization and impairment on the Consolidated Statement of Operations. The Company classified the combined carrying value of all assets that met the criteria of held for sale of $49,197 and $50,099 as of June 30, 2020 and December 31, 2019, respectively, to Current assets held for sale on the Condensed Consolidated Balance Sheets and classified the combined carrying value of all liabilities that met the criteria of held for sale of $4,210 and $5,767 as of June 30, 2020 and December 31, 2019, respectively, to Current liabilities held for sale on the Condensed Consolidated Balance Sheets. These assets and liabilities held for sale include certain clinics in Pennsylvania, Ohio and New Jersey accounted for, in the aggregate, $6,846 and $13,619 of the Company’s patient service operating revenues for the three and six months ended June 30, 2020, respectively.

The following is a summary of the major categories of assets and liabilities that have been reclassified to held for sale on the Condensed Consolidated Balance Sheets:

	As of June 30, 2020	As of December 31, 2019
Inventories	$333	$265
Prepaid expenses and other current assets	18	20
Property and equipment, net	11,054	11,245
Operating lease right-of-use assets	3,897	5,408
Goodwill	34,184	34,184
Valuation allowance on disposal group(1)	(289)	(1,023)
Total assets held for sale	$49,197	$50,099

Operating lease liabilities	$4,210	$5,767
Total liabilities held for sale	$4,210	$5,767
(1) The Company adjusted the carrying value to fair value less costs to sell for certain held for sale assets.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at June 30, 2020.

Derivative agreements—See “Note 8 — Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

Income Tax Receivable Agreement—The fair value of the Company’s income tax receivable agreement, entered into on April 26, 2016 in connection with the Company’s initial public offering (“TRA”), relies upon both Level 2 data and Level 3 data. The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Condensed Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company’s stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including the price of the Company’s common stock, will impact the fair value for the TRA. See “Note 13 — Related Party Transactions” for further discussion of the TRA.

Noncontrolling interests subject to put provisions—See “Note 7 — Noncontrolling Interests Subject to Put Provisions” for a discussion of the Company’s methodology for estimating fair value of noncontrolling interests subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the six months ended June 30, 2020 and the year ended December 31, 2019.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

	June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$9	$—	$9	$—
Total Assets	$9	$—	$9	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable with a portion included in Accrued expenses and other current liabilities)	$520	$—	$—	$520
Interest rate swap agreement (included in Accrued expense and other current liabilities)	2,036	—	2,036	—
Interest rate swap agreement (included in Other long-term liabilities)	632	—	632	—
Total Liabilities	$3,188	$—	$2,668	$520
Temporary Equity
Noncontrolling interests subject to put provisions	$110,405	$—	$—	$110,405

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$143	$—	$143	$—
Total Assets	$143	$—	$143	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,000	$—	$—	$3,000
Interest rate swap agreement (included in Accrued expenses and other current liabilities)	783	—	783	—
Interest rate swap agreement (included in Other long-term liabilities)	725	—	725	—
Total Liabilities	$4,508	$—	$1,508	$3,000
Temporary Equity
Noncontrolling interests subject to put provisions	$126,483	$—	$—	$126,483

The following table provides the fair value rollforward for the six months ended June 30, 2020 for the TRA liability, which is classified as a Level 3 financial instrument:

Balance at December 31, 2019	$3,000
Options exercised and dividend equivalent payment vesting	(1,137)
Total realized/unrealized losses:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(1,343)
Balance at June 30, 2020	$520

There are no unrealized gains or losses reported in Other Comprehensive Income related to Level 3 financial instruments.

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 8 — Debt” to be $397,001 as of June 30, 2020, compared to a carrying value of $424,600. As of December 31, 2019, the Company estimated the fair value of the first lien term loans to be $407,550 compared to the carrying value of $429,000.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	June 30, 2020	December 31, 2019
Accrued compensation	$20,299	$24,526
Accrued vacation pay	17,438	12,670
	$37,737	$37,196

Accrued expenses and other current liabilities consist of the following:

	June 30, 2020	December 31, 2019
Refunds due to payors	$28,166	$20,085
Deferred revenue - advanced payments from CMS	83,193	—
Grant funds escrow	16,758	—
Accrued settlements (Note 15)	12,714	6,573
IPO put liability (Note 7)	16,685	—
Other	16,098	10,935
	$173,614	$37,593

6. VARIABLE INTEREST ENTITIES

The Company has determined that all of the entities it is associated with that qualify as VIEs must be included in its condensed consolidated financial statements. For its joint ventures, the Company has determined that contractual rights granted to it provide the Company with the ability to direct the most significant activities of these entities, including development, administrative and management services. In some cases, the contractual agreements include financial terms that may result in the Company absorbing more than an insignificant amount of the entities’ expected losses. Therefore, the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests.

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

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of June 30, 2020, these consolidated financial statements include total assets of these VIEs of $20,759 and total liabilities of these VIEs to third parties of $19,760.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings LLC (“Term Loan Holdings”). Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company’s condensed consolidated financial statements. The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion. The maximum exposure to loss with respect to Term Loan Holdings is limited to the proportion of the assigned clinic loans which the Company guarantees. See “Note 13 — Related Party Transactions.”

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

As of December 31, 2019, the Company had recorded within Noncontrolling Interests Subject to Put Provisions certain noncontrolling interests with an estimated redemption value of $16,240. In July 2020, the Company redeemed those noncontrolling interests. In connection with the redemption the Company recorded $444 of additional redemption value and subsequently reclassified the balance from Noncontrolling Interests Subject to Put Provisions to Accrued Expenses and Other Current Liabilities as of June 30, 2020. See “Note 5 — Accrued Expenses and Other Current Liabilities.”

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of June 30, 2020 and December 31, 2019 is set forth below:

	June 30, 2020	December 31, 2019
Redemption value	$—	$17,303
Estimated fair values for accounting purposes	—	1,647
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$—	$15,656

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions:

	June 30, 2020	December 31, 2019
Noncontrolling interests subject to put provisions stated at estimated fair value for accounting purposes	$110,405	$110,827
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	15,656
Noncontrolling interests subject to put provisions stated at maximum redemption value	$110,405	$126,483

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Change in estimated fair value for accounting purposes	$(4,019)	$(4,611)	$(434)	$(4,199)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	444	(1,025)	703	(284)
Total change in fair value of noncontrolling interests subject to put provisions stated at maximum redemption	$(3,575)	$(5,636)	$269	$(4,483)

8. DEBT

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
2017 Credit Agreement - Term B Loan Facility	$424,600	$429,000
2017 Credit Agreement - Revolving Credit Facility	73,000	64,500
Assigned Clinic Loans due to Term Loan Holdings	26	866
Other Term Loans	86,929	92,958
Other Lines of Credit	3,917	5,006
Finance Lease Obligations	7,594	7,780
	596,066	600,110
Less: discounts and fees, net of accumulated amortization	(10,919)	(12,496)
Less: current maturities	(36,047)	(38,779)
	$549,100	$548,835

Scheduled maturities of long-term debt as of June 30, 2020 are as follows:

2020 (remainder)	$22,187
2021	28,135
2022	94,949
2023	19,181
2024	419,030
Thereafter	12,584
$596,066

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

During the six months ended June 30, 2020, the Company made mandatory principal payments of $4,400 under the 2017 Credit Agreement (as defined below).

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

On April 26, 2019, ARH entered into an amendment (the “Amendment”) to the 2017 Credit Agreement, waiving certain actual or potential defaults and amending certain covenants and other provisions. Among other things, the waiver addressed actual or potential defaults that may have resulted from the Company’s failure to (i) satisfy the maximum consolidated net leverage ratio when required, and (ii) deliver when required certain prior period financial information prepared in accordance with GAAP. In connection with the Amendment, the Company paid $6,021 of fees during the three months ended June 30, 2019 and agreed to increase the interest rate on borrowings under the 2017 Credit Agreement.
2017 Term B Loan Facility

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of June 30, 2020.

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
For the period from April 26, 2019 until September 4, 2019, the date on which ARH has delivered the condensed consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of June 30, 2020, interest payable quarterly was 5.18% per annum.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of June 30, 2020, the fee was 0.50%. In the three months ended June 30, 2020, the Company paid down $27,000 under its 2017 Revolving Credit Facility for a total of $73,000 of borrowings outstanding as of June 30, 2020, which had an interest rate of 4.94%.

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
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of June 30, 2020, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6:1 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7:1 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of June 30, 2020, the Company was in compliance with the applicable consolidated net leverage ratio.
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
The Company’s clinic-level debt including third-party term loans and lines of credit, as well as the Assigned Clinic Loans totaling $90,846 as of June 30, 2020 had maturities ranging from July 2020 to December 2028 and interest rates ranging from 3.10% to 7.68%. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. The Company has in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of the Company’s clinics as a result of clinic performance issues or otherwise. For example, due to the factors that led to the restatement of

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

previously issued consolidated financial statements (the “Restatement”) and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all of its third-party clinic lenders. More recently, the Company entered into agreements on May 6, 2020 with certain of its third-party clinic lenders waiving defaults arising from certain financial covenants at the clinic level. Pursuant to these agreements, the Company agreed to prepay up to an aggregate of $7,589 during 2020 and up to an aggregate of $10,506 during the second quarter of 2021 of the outstanding clinic-level debt, depending on the satisfaction of certain financial covenants for these clinic loans. Of these amounts, the Company is responsible for up to $4,274 and $5,318, respectively, and the Company’s physician partners are responsible for the remainder.
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

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of June 30, 2020, the instruments were perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2020. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The unrealized pretax (gain) loss of $(198) and $1,950 related to the interest rate swap agreement was recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2020, respectively, and the unrealized pretax losses of $1,241 and $1,102 related to the interest rate swap agreement was recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2019, respectively. See “Note 4 — Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of June 30, 2020 and December 31, 2019.

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

As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of June 30, 2020, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended June 30, 2020. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The associated unrealized pretax loss of $1 and $1,058 were recorded in accumulated other

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

comprehensive loss during the three and six months ended June 30, 2020, respectively. The associated unrealized pretax losses of $136 and $1,025 were recorded in accumulated other comprehensive loss during the three and six months ended June 30, 2019, respectively. See “Note 4 — Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of June 30, 2020 and December 31, 2019.

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

9. LEASES

The Company adopted ASU 2016-02 effective January 1, 2019. The Company’s lease portfolio primarily consists of real estate leases for its corporate headquarters, regional corporate offices and its facilities which are leased under noncancellable operating and finance leases expiring in various years through 2035. Most lease agreements cover periods from five to fifteen years and contain renewal options of five to ten years at the fair rental value at the time of renewal. Certain leases are subject to rent holidays and/or escalation clauses.

Certain of the Company’s lease agreements include rental payments adjusted periodically for the consumer price index and real estate taxes. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company has lease agreements with lease and non-lease components and has elected to determine by asset class whether to separate these components. The Company has elected not to separate lease and non-lease components for real estate leases. Because the Company’s current leases do not provide an implicit rate of return, the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term based on the information available at the commencement date of the lease.

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was $2,944 and $2,818 in the three months ended June 30, 2020 and 2019, respectively. Rent expense under these lease arrangements was $5,772 and $5,653 in the six months ended June 30, 2020 and 2019, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extended to 2033, amounted to $233 and $257 in the three months ended June 30, 2020 and 2019, respectively. Rental income under these sublease arrangements, which extend to 2033, amounted to $465 and $514 in the six months ended June 30, 2020 and 2019, respectively. Future income of $3,905 due from these related parties are included in sublease income presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non-cancelable operating leases expiring in various years through 2033. Rental income under all subleases, including those noted above, was $473 and $465 in the three months ended June 30, 2020 and 2019, respectively. Rental income under all subleases, including those noted above, was $936 and $903 in the six months ended June 30, 2020 and 2019, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
Lease Cost	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$8,204	$7,881	$16,465	$15,715
Finance lease cost:
Amortization of right-of-use assets	165	144	330	289
Interest on lease liabilities	177	140	355	280
Short-term lease cost (1)	85	76	171	148
Variable lease cost	2,671	2,645	5,702	5,207
Less: Sublease income	(473)	(465)	(936)	(903)
Total lease cost	$10,829	$10,421	$22,087	$20,736
_____
(1)Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
Other Information	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,585	$15,858
Operating cash flows from finance leases	355	280
Financing cash flows from finance leases	175	101
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	10,914	8,889
Finance leases	—	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

	As of June 30, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$135,078	$133,899

Current portion of operating lease liabilities	$23,201	$22,061
Long-term operating lease liabilities, less current portion	124,058	123,792
Total operating lease liabilities	$147,259	$145,853

Finance Leases
Property and equipment, at cost	$7,488	$7,499
Accumulated depreciation	(918)	(588)
Property and equipment, net	$6,570	$6,911

Current portion of long-term debt	$413	$390
Long-term debt, less current portion	7,181	7,390
Total finance lease liabilities	$7,594	$7,780

Weighted Average Remaining Lease Term
Operating leases	7.0 years	7.1 years
Finance leases	10.5 years	10.9 years
Weighted Average Discount Rate
Operating leases	7.0%	7.0%
Finance leases	9.8%	9.7%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of June 30, 2020, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Income	Net Operating Lease	Finance Leases
2020 (excluding the six months ended June 30, 2020)	$16,943	$740	$16,203	$547
2021	32,892	1,555	31,337	1,107
2022	30,562	1,575	28,987	1,123
2023	26,056	1,116	24,940	1,140
2024	21,614	603	21,011	1,188
Thereafter	66,120	2,454	63,666	7,532
Total minimum lease payments	$194,187	$8,043	$186,144	$12,637
Less: amount representing interest	42,718			5,043
Present value of lease liabilities held for sale	4,210			—
Present value of lease liabilities	$147,259			$7,594

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

As of June 30, 2020, the Company has additional operating and finance lease obligations that have not yet commenced of $1,028 and $992, respectively. These leases are expected to commence during fiscal year 2021 with a lease term of 10 years.

10. INCOME TAXES

The income tax expense included in the accompanying Condensed Consolidated Statements of Operations principally relates to the Company’s proportionate share of the pre-tax income of its joint venture subsidiaries. The determination of income tax expense for interim reporting purposes is based upon the estimated effective tax rate for the year adjusted for the impact of any discrete items which are accounted for in the period in which they occur.

In prior years, the Company established a valuation allowance for certain deferred tax assets with respect to which the Company believes future taxable income levels would not be sufficient to realize the tax benefits.

The Company’s effective income tax rate for the three months ended June 30, 2020 and 2019 were 13.7% and 11.1%, respectively, and (12.7)% and 100.4% for the six months ended June 30, 2020 and 2019, respectively. These rates differ from the federal statutory rate of 21% principally due to the Company’s adoption of alternate tax methods as more fully described below, the portion of pre-tax income that is allocable to noncontrolling interests from the Company’s joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes, and also other non-deductible expenses.

The CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. The CARES Act also permits the acceleration of tax depreciation related to certain classes of assets placed in service in prior years and increased the charitable contribution limitation from 10% to 25% for the year ended December 31, 2020. As a result of these statutory changes, during the six months ended June 30, 2020, the Company determined it will be able to carry its forecasted 2019 net operating losses of $16,289 back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $2,281, which is included in income tax benefit in the accompanying Condensed Consolidated Statements of Operations. As a result of the CARES Act, the Company released $3,210 of valuation allowance during the six months ended June 30, 2020. The Company continues to evaluate the impact of the CARES Act and takes into consideration the impact it may have on its overall tax provision.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

11. STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2020 and 2019, stock-based compensation expense was reflected in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Patient care costs	$171	$164	$383	$348
General and administrative	1,346	687	3,857	1,904
Total stock-based compensation before tax	$1,517	$851	$4,240	$2,252

Stock Options

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of June 30, 2020, options to purchase an aggregate of 1,295,818 shares of common stock were available for future grants under the 2016 Plan. Additionally, there were stock options outstanding under previous stock option plans as of June 30, 2020.

 The assumptions used for options granted to acquire common stock during 2020 and the fair value at the date of grant under the 2016 Plan are noted in the following table:

Six Months Ended June 30, 2020
Expected Volatility	60%
Weighted average expected terms in years	6.0
Weighted average risk-free interest rate	0.94%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$4.17

Information concerning options activity for options under all option plans to acquire common stock is summarized as follows:

	Six Months Ended June 30, 2020
	Number of options	Weighted-average exercise price
Options outstanding as of January 1, 2020	4,803,146	$12.29
Granted	96,765	7.58
Exercised	(900,180)	1.41
Forfeited/Canceled	(163,935)	9.76
Options outstanding as of June 30, 2020	3,835,796	$14.83
Vested and expected to vest as of June 30, 2020	3,835,796	$14.83
Exercisable as of June 30, 2020	2,393,293	$13.11

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

service period and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards have not been achieved as a result of the Restatement and the Company’s operating performance during the applicable periods, but that the remaining performance conditions are achieved but not vested as of June 30, 2020.

In December 2019, the Company granted approximately 51,500 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $10.19. These awards will vest over the three-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards will not be achieved as a result of the Company’s operating performance during the applicable periods, but that the remaining performance conditions are probable of achievement as of June 30, 2020.

In March 2020, the Company granted approximately 280,953 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $7.58. These awards will vest over the two-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of a defined performance metric with multiple performance levels. The Company has determined that an amount between the threshold and target performance levels is probable of achievement and has expensed the awards to this extent as of June 30, 2020.

The Company issued 562,062 of restricted stock awards in March 2020 in addition to the performance-based restricted stock awards noted above.

As of June 30, 2020, a total of 1,022,599 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $5,180 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.48 years.

A summary of restricted stock award activity is as follows:

	Six Months Ended June 30, 2020
	Number of shares	Weighted-average grant date fair value per award
Unvested as of January 1, 2020	579,283	$15.01
Granted	843,015	7.58
Vested	(223,196)	14.52
Forfeited/Canceled	(176,503)	9.75
Unvested as of June 30, 2020	1,022,599	$9.41

Special Dividends and Stock Option Modification

On April 26, 2016, the Company declared and paid a cash dividend to its pre-IPO stockholders equal to $1.30 per share, or $28,886 in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded a future dividend equivalent payment, which was paid on vested options and becomes due upon vesting for unvested options. Additionally, in connection with the cash dividend, through June 30, 2020, the Company has made payments equal to $1.30 per share, or $5,396 in the aggregate, to option holders, and, in the case of some performance and market options, a future payment totaling $1,235 will be due upon vesting.

In March 2020, the Company entered into a Transition Services Agreement with an executive, which included terms to modify the vesting conditions of outstanding awards. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation - Stock Compensation. As a result of these modifications, the Company recognized $(48) and $327 of additional stock compensation expense during the three and six months ended June 30, 2020, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$795	$(8,178)	$(6,439)	$(18,657)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(444)	1,025	(703)	284
Net income (loss) attributable to common shareholders	$351	$(7,153)	$(7,142)	$(18,373)
Weighted-average common shares outstanding	32,862,637	32,275,807	32,661,238	32,232,004
Earnings (loss) per share, basic	$0.01	$(0.22)	$(0.22)	$(0.57)
Diluted
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$795	$(8,178)	$(6,439)	$(18,657)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	(444)	1,025	(703)	284
Net income (loss) attributable to common shareholders for diluted earnings per share calculation	$351	$(7,153)	$(7,142)	$(18,373)
Weighted-average common shares outstanding, basic	32,862,637	32,275,807	32,661,238	32,232,004
Weighted-average common shares outstanding, assuming dilution	34,612,591	32,275,807	32,661,238	32,232,004
Earnings (loss) per share, diluted	$0.01	$(0.22)	$(0.22)	$(0.57)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	2,427,031	3,235,582	2,948,016	3,404,444

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

As of June 30, 2020, one such assigned clinic loan remained, of $26, with an interest rate of 4.52%, which matured in July 2020.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and certain of its executive officers. The TRA provides for the Company to pay its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of June 30, 2020, the Company’s total liability under the TRA is estimated to be $2,108, including the fair value of the financial instrument of $520 as well as accrued but unpaid obligations of $1,588. The current portion of $1,755 is included as a component of other accrued expenses on the Condensed Consolidated Balance Sheet. The Company paid no amount under the TRA for the three and six months ended June 30, 2020 or 2019.

Due from Related Party

The Company entered into agreements with certain clinics, the members of which are also noncontrolling interest shareholders, to provide for various facility buildouts. In connection with these agreements, the Company provided financing in the initial total amount of $3,142. As of June 30, 2020, the loans had maturities ranging from March 2026 to September 2033 and interest rates ranging from 6.0% to 8.1%, with a weighted average interest rate of 6.1%. Fixed principal and interest payments with respect to such loans are payable monthly. As of June 30, 2020, the remaining balance to be paid to the Company was $2,940, of which $223 is included in Prepaid expenses and other current assets and $2,717 is included in Other long-term assets on the Condensed Consolidated Balance Sheet.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $85 and $140 during each of the six months ended June 30, 2020 and 2019, respectively.

The executive officer and his spouse, through a trust in which the executive officer’s spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of June 30, 2020, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $1,840. As of June 30, 2020, such loans had maturities ranging from August 2022 to August 2024, with a weighted average maturity of approximately 3.17 years (August 2023), and interest rates ranging from 4.08% to 4.62%, with a weighted average interest rate of 4.35%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $421 of such outstanding loans as of June 30, 2020.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
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

In October 2018, the Staff of the SEC requested that the Company voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, the Company responded by producing documents and information to the Staff. On March 27, 2019, the Company filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, the Company received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K and related matters. The Company has since received additional subpoenas and other requests from the Staff related to this investigation and may receive more in the future. The Company has cooperated fully with this investigation and will continue to do so.

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-09074-ES-MAH (the “Vandevar Action”). On November 11, 2019, the lead plaintiff filed a consolidated amended complaint against the Company and certain of its current and former executive officers. The amended complaint asserts federal securities laws claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. On January 17, 2020, the Company filed a motion to dismiss the amended complaint. On February 24, 2020, the lead plaintiff filed an opposition to the motion to dismiss. On February 26, 2020, the parties participated in a mediation. On March 11, 2020, the parties reached an agreement in principle

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

to resolve the claims asserted in this lawsuit. On June 25, 2020, the parties filed with the Court a Stipulation and Agreement of Settlement, which sets forth the terms and conditions for a proposed settlement of the action and which remains subject to court approval. The principal terms agreed upon by the parties contemplate a settlement payment of $5,775, which will be made by the Company’s insurer, in exchange for a release of claims. The settlement will resolve the claims asserted against all defendants in the action without any liability or wrongdoing attributed to them, and defendants continue to deny all of the allegations and claims asserted in this action.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey against the then current members of the Company’s board of directors and certain of its current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in the Company’s internal control over financial reporting, alleged misstatements and omissions in the Company’s 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, a direction to the Company to hold an annual meeting of stockholders and reforms to the Company’s corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees. On October 4, 2019, the court stayed the lawsuit until final resolution of the Vandevar Action. On February 26, 2020, the parties participated in a mediation, following which, on March 27, 2020, the parties reached an agreement in principle to resolve all asserted claims. On July 2, 2020, the parties filed with the Court a Stipulation and Agreement of Settlement, which sets forth the terms and conditions for a proposed settlement of the action and which remains subject to court approval. The principal settlement terms contemplate certain corporate governance actions taken by the Company and the payment by the Company’s insurer of up to $413 for plaintiff’s attorney’s fees, in exchange for a release of claims. The settlement will resolve the claims currently asserted against all defendants in the action without any liability or wrongdoing attributed to them, and defendants will continue to deny all of the allegations and claims asserted in this action.

The Company, the Board, and its current and former executive officers could become subject to additional litigation relating to these matters.

Other

From time to time, the Company is subject to various legal actions and proceedings involving claims incidental to the conduct of its business, including contractual and related disputes and professional and general liability claims, as well as audits and investigations by various government entities. Contractual and related disputes include those with commercial payors, noncontrolling interest holders and others. Based on information currently available, established reserves, available insurance coverage and other resources, the Company does not believe that the outcomes of any such pending actions, proceedings or investigations are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, legal actions and proceedings are subject to inherent uncertainties, and it is possible that the ultimate resolution of such matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Resolved Matters

The wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), were defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM), filed July 1, 2016, and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB), filed March 30, 2018. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Consolidated Statement of Operations during the year ended December 31, 2018. As of June 30, 2020, of the remaining present value of $12,715, $6,939 is classified as Accrued expenses and other current liabilities and $5,776 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018, the second installment of $8,000 August 1, 2019 and the third installment of $7,000 on August 1, 2020. The Company expects to pay the fourth installment of $3,500 on August 1, 2021 and the final installment of $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.

16. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company’s ownership interest in consolidated subsidiaries on the Company’s equity are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to American Renal Holdings Associates, Inc.	$795	$(8,178)	$(6,439)	$(18,657)
Increase in paid-in capital for the sales of noncontrolling interest	—	—	3,448	—
Decrease in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	(886)	(7,590)	(886)	(7,540)
Net transfers to/from noncontrolling interests	$(886)	$(7,590)	$2,562	$(7,540)
Net loss attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(91)	$(15,768)	$(3,877)	$(26,197)

17. SUBSEQUENT EVENTS

Divestitures

From time to time, the Company divests the operating assets and liabilities of dialysis centers. The results of operations for these divestitures are derecognized from the Company's condensed consolidated statements of operations as of their respective sale consummation dates.

On August 3, 2020, the Company completed the sale of certain clinics in Pennsylvania and received a combined cash consideration for the sales of $16,800. The transactions resulted in a reduction of goodwill of $10,550 and the impact on the Condensed Consolidated Income Statement was not material.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

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
COVID-19 Pandemic

In December 2019, there was an outbreak of a new strain of severe acute respiratory syndrome coronavirus 2, or SARS-CoV-2 (“COVID-19”), and in March 2020, the World Health Organization declared the outbreak of COVID-19, the disease caused by the SARS-CoV-2 virus, a pandemic. As a provider of essential healthcare services, we are significantly exposed to the health and economic effects of COVID-19 but have an obligation to continue providing our life-sustaining dialysis services and are doing so with a critical focus on the safety and well-being of our patients, staff and physician partners.

We began to experience increased expenses and a reduction in treatment volume in connection with the pandemic beginning in March. The impacts on our operating and financial performance due to the COVID-19 pandemic became more significant in the second quarter and have continued into the third quarter. We expect these impacts may continue beyond the third quarter.

The situation surrounding COVID-19 remains fluid, and we continue to carefully monitor the impacts of the COVID-19 pandemic on our operating and financial performance. We cannot at this time accurately predict the ultimate impacts that COVID-19 will have on our operating and financial performance, but the adverse impacts may be material.

We began to experience increased expenses and a reduction in treatment volume in connection with the pandemic beginning in March. For the six months ended June 30, 2020, we incurred an additional $8.6 million in operating expenses as a result of the measures we have taken in response to COVID-19, of which $8.4 million was offset by grant funds received under the CARES Act. We expect the impacts to continue.

We have undertaken measures designed to mitigate these impacts, including acceptance of government assistance intended to offset certain impacts, but these measures may not be sufficient to fully offset the operating and financial effects on our business from the pandemic. The amounts and types of future revenue, expense and cash flow impacts will depend on numerous factors, including the rate of spread of COVID-19, duration and geographic coverage of the pandemic, impacts on our employees, patients, physician partners, suppliers and other business partners, the pandemic’s impact on the U.S. economy, the administrative developments related to the pandemic at the federal, state and local levels, and the results of our mitigation efforts, including our infectious disease prevention and control efforts. See “—Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition.”

Taking Care of our Patients and Staff

The safety of our patients, staff and physician partners continues to be our primary focus, and we have undertaken and will continue to undertake steps to provide for their protection and enable our continued operation in the face of the pandemic. We are following Centers for Disease Control and Prevention (“CDC”) guidance and working closely with local and national health authorities to ensure we implement and maintain appropriate infection control and clinical best practices in response to COVID-19. In addition, our dedicated COVID-19 task force has proactively implemented business continuity plans and developed measures to ensure the ongoing availability of our dialysis services while maintaining patient and staff safety. Measures we have implemented include:

•Restricting entry to our clinics to only patients, staff and medical professionals;
•Screening all individuals for symptoms and exposure to COVID-19 before allowing access to our clinics;
•Implementing a mask policy for every patient and staff member who enters our clinics and requiring that masks be worn at all times in our clinics;
•Increased purchases and use of personal protective equipment for patients and staff and of cleaning and sanitization materials at our facilities to maintain infection control protocols that meet CDC guidelines;
•Securing COVID-19 testing for patients and staff;
•Implementing screening procedures for corporate office staff prior to entering our corporate offices, requiring social distancing within workspaces and throughout our corporate offices, and restricting access to our corporate offices to only ARA staff;
•Engaging a physician infectious disease consultant to assist us in the development of policies and procedures to protect our patients and staff;
•Establishing dedicated COVID-19 treatment shifts at certain of our clinics, where necessary, to care for patients with confirmed or suspected COVID-19 infection; and
•Modifying our sick leave policy to accommodate quarantine and isolation when warranted.

In addition to these safety measures, in March 2020 we implemented a hazard pay program to provide increased pay to our clinic staff on the front lines of the pandemic. This program remains in place for those clinic staff who provide direct care to patients who have been identified as COVID-19 positive, but it may be further amended or discontinued as appropriate in light of developments with the pandemic.

These and other measures taken in response to COVID-19 have resulted in increased operating expenses, including higher salary and wage expense from the hazard pay program, incremental hours and overtime needed to staff the dedicated treatment shifts for patients with confirmed or suspected COVID-19, increased expenses from the higher utilization and cost of personal protective equipment, and additional costs to purchase additional supplies and cleaning materials. In addition, we have incurred additional corporate office costs related to legal, consulting costs and cleaning costs, as well as increased purchases of computer equipment and information technology to provide additional infrastructure for staff who work remotely. For the six months ended June 30, 2020, we estimate that we incurred an additional $8.6 million in operating expenses as a result of the measures we have taken in response to COVID-19, but $8.4 million of these additional expenses were offset by grant funds received under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which was enacted on March 27, 2020 in response to the pandemic. The CARES Act is a relief package intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers. We expect to incur many of these additional operating expenses for the duration of the pandemic, and if the severity or geographic coverage of the pandemic increases, these additional expenses could increase.

Treatment Volume

Patients suffering from end-stage renal disease generally have co-morbidities that often place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments and higher mortality. While many of our COVID-19 positive patients have recovered, missed treatments, which includes mortality, associated with COVID-19 positive patients during the second quarter resulted in an estimated 1.0% reduction in treatment volume growth compared to the three months ended June 30, 2019. This reduction in treatment volume growth resulted in a COVID-19 related revenue loss of approximately $1.5 million for the second quarter, substantially all of which was offset by grant funds received under the CARES Act. Since the end of the second quarter, we have seen an increase in the number of infected patients, but this number currently remains below peak levels experienced during the second quarter. The adverse impact on our treatment volume could increase in the event of a prolonged or increasingly severe pandemic. Further, broad economic factors resulting from the pandemic, including increasing unemployment rates, may lead to increases in uninsured patients and patients with lower-paying government insurance programs. The impact of this may be delayed or mitigated as a result of patients accessing COBRA and exchange plans but could have a material impact on our longer term earnings. A significant reduction in our treatment volume or in the number of patients with commercial insurance would have a material adverse effect on our revenues, earnings and cash flows.

Expense Management

In light of our increased expenses and the impact to revenue from the COVID-19 pandemic, we have and will continue to implement cost saving initiatives, including temporary reductions in executive compensation, reducing discretionary spending, including travel, increased management of existing corporate headcount and other temporary corporate expense initiatives. To date, these cost savings initiatives have not directly impacted clinic staff or regional operations teams that are providing on-site support to our clinics during the pandemic. We also have re-prioritized our capital expenditures and continued our slower pace of de novo clinic development. Our expense reduction initiatives may not offset the additional expenses and reductions in revenue resulting from the pandemic in the event we exhaust government funds provided for this purpose.

Balance Sheet, Cash Flow and Liquidity

As of June 30, 2020, we had consolidated cash of $148.7 million, of which $65.0 million was provided by advance payments on future Medicare revenue under the Accelerated and Advance Payment Program.

In addition, as of June 30, 2020, we had $16.8 million of restricted cash, representing CARES Act grant funds available for qualifying expenses and lost revenues for the remainder of the qualifying period.

As of June 30, 2020, we had $27.0 million of borrowing capacity available under our 2017 Revolving Credit Facility, and we were in compliance with the consolidated net leverage ratio covenant in our Credit Agreement. While we believe our cash balance and cash flows from operations provide sufficient liquidity for at least the next 12 months, we continue to take steps to enhance our financial flexibility, including the expense management initiatives discussed above. Additionally, we are closely managing our working capital as we continue to bill and collect for services rendered and extend payments on traditional accounts payables where appropriate. During the second quarter of 2020, we did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic; however, we may experience delays in the future due to lower claims operations staffing levels and longer call waiting times at certain of our commercial payors.

During April 2020, our facilities received approximately $27 million in the aggregate in healthcare provider relief grant funds provided under the CARES Act. These funds are subject to terms and conditions established by the U.S. Department of Health and Human Services, including that they may only be used to offset lost revenue and increased expenses attributable to the COVID-19 pandemic. As of June 30, 2020, we had utilized $9.8 million of these funds, and we expect to continue to use the funds during future periods in 2020. Our ability to utilize and retain some or all of the remaining provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. For the second quarter, we deferred payment of $4.5 million as a result of this provision. We expect this provision of the CARES Act to provide an additional $7.5 to $8.5 million of liquidity during the remainder of the current year. Furthermore, the CARES Act also provides for tax code relief that we estimate will result in cash tax benefits of approximately $5 million during the current year.

The CARES Act also suspended for the period from May 2020 through December 2020 the 2% Medicare sequestration reimbursement reduction that has been in place since April 1, 2013. As a result, we received an increase in patient service operating revenues of $1.1 million during the second quarter from this suspension, and we currently expect to receive an additional $4.0 million for the remainder of the year.

In April 2020, our facilities also applied for and received an aggregate of approximately $83 million in advance payments under the Accelerated and Advance Payment Program (“Advance Payments”), as expanded by the Centers for Medicare and Medicaid Services in a regulatory action unrelated to the CARES Act. Funds received under this program represent 90 days’ worth of advances on future Medicare payments to healthcare providers and will be required to be repaid, interest-free, by our facilities within 210 days of the advance payment through an automatic 100% offset against future claims payments. During the second quarter, we used $19 million of these Advance Payments to reduce clinic-level debt, and the remaining funds are included in our consolidated cash as of June 30, 2020 to provide us with additional liquidity during the current year. We expect to apply the Advance Payments on account of treatments provided to Medicare patients during the third and fourth quarters of 2020.

We continue to closely monitor legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance, on our business.

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. As of June 30, 2020, we had developed 198 de novo clinics and acquired 53 clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
De novo clinics(1)	4	2	5	4
Acquired clinics(2)	—	—	—	2
Sold or merged clinics(3)	—	—	—	(2)
Net new clinics	4	2	5	4
_____________________________
(1)Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)Clinics acquired by us in the applicable period.
(3)Clinics sold or merged by us in the applicable period.

Subsequent to June 30, 2020, we completed the sale of certain clinics in Pennsylvania that accounted for, in the aggregate, $3.6 million of our patient service operating revenues for each of the three months ended June 30, 2020 and 2019, and $7.5 million and $7.0 million of our patient service operating revenues for the six months ended June 30, 2020 and 2019, respectively. These clinics accounted for approximately 12,000 treatments for each of the three months ended June 30, 2020 and 2019, and 25,000 treatments and 24,000 treatments for the six months ended June 30, 2020 and 2019, respectively.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the three months ended June 30, 2020 and June 30, 2019, our development capital expenditures incurred in connection with our de novo clinic development were $5.8 million and $4.2 million, respectively, representing 2.8% and 2.0% of our patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. In the three months ended June 30, 2020, as in recent quarters as we emerged from the process of restating certain of our prior financial statements during the fiscal year ended December 31, 2019, we had a slower pace of de novo clinic development. With the COVID-19 pandemic, we expect that our slower pace of de novo clinic development will continue through the remainder of 2020 and possibly beyond.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2020	1	4	—	—	5
2019	2	2	1	2	7
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2015 to June 30, 2020, we added 127 dialysis stations to our existing clinics, representing the equivalent of nearly eight de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Source of Treatment Growth:	2020	2019	2020	2019
Non-acquired treatment growth(1)	2.1%	5.1%	3.2%	4.5%
Normalized non-acquired treatment growth(2)	3.6%	5.6%	4.0%	5.5%
Acquired treatment growth(3)	—%	2.2%	0.2%	2.1%
Total treatment growth	2.1%	7.3%	3.4%	6.6%
Normalized total treatment growth(2)	3.6%	7.9%	4.1%	7.6%
_____________________________
(1)Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.
(2)We calculate normalized total treatment growth and normalized non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics divested subsequent to the corresponding prior period and, for the three and six months ended June 30, 2020, the number of missed treatments, which includes mortality, associated with COVID-19 positive patients, and expressing the resulting number as a percentage. The calculation of normalized treatment growth and normalized non-acquired treatment growth is further adjusted to equalize the number of treatment days during the applicable period with the corresponding prior period, to the extent there are differences due to the calendar. We estimate that missed treatments associated with COVID-19 positive patients resulted in an approximately 1.0% and 0.5% impact to our treatment growth for the three and six months ended June 30, 2020, respectively.
(3)Represents net growth in treatments attributable to clinics acquired since the end of the prior period.

Sources of Payment of Revenues by Payor

Our patient service operating revenues are principally driven by our mix of commercial and government payor patients and commercial and government payment rates. We are generally paid more for services provided to patients covered by commercial healthcare plans than we are for patients covered by Medicare or Medicaid. ESRD patients covered by employer group health plans generally transition to Medicare coverage after a maximum of 33 months. Medicare payment rates are determined under the Medicare ESRD prospective payment rate system (“PPS”), a bundled payment system, which sets a base rate on an annual basis that is subject to adjustments to arrive at the actual payment rate for individual clinics. Effective January 1, 2018, under the Medicare ESRD PPS Transitional Drug Add-on Payment Adjustment Program (“TDAPA”), calcimimetic pharmaceuticals became reimbursable as an add-on to the base rate. During the years ended December 31, 2019, 2018 and 2017, the Medicare ESRD PPS payment rates for our clinics were approximately $279, $281 and $248, respectively, per treatment, including payments under the TDAPA program for the years ended December 31, 2019 and 2018. The Centers for Medicare and Medicaid Services (“CMS”) issues annual updates to the ESRD PPS, which may impact the base rate as well as the various adjusters. The ESRD PPS final rule for 2019 released on November 1, 2018 by CMS increased the base rate from $232.37 to $235.27. The ESRD PPS final rule for 2020 was released on October 31, 2019 by CMS (the “2020 Final Rule”). The 2020 Final Rule includes a base rate of $239.33, representing a $4.06 increase from the 2019 base rate, as well as certain changes to the TDAPA program, including an extension to the TDAPA program for calcimimetics to a third year while also reducing the basis of payment for the TDAPA program for calcimimetics in 2020 from the Average Selling Price (“ASP”) plus 6% to ASP plus 0%. CMS has estimated that the 2020 Final Rule, including the TDAPA program changes, would result in an overall increase of payments to ESRD facilities of 1.6%. On July 6, 2020, CMS issued the ESRD PPS proposed rule for 2021 (the “2021 Proposed Rule”). The 2021 Proposed Rule includes a base rate of $255.59, representing an increase from the 2020 base rate of $239.33. However, the 2021 Proposed Rule’s base rate includes the addition of $12.06 to reflect the inclusion of calcimimetics as part of the base rate rather than as a separate add-on to the base rate under the TDAPA program. CMS has estimated that the 2021 Proposed Rule, if finalized as proposed, would result in an overall increase of payments to ESRD facilities of 1.6%. The ultimate impact of the 2021 Proposed Rule cannot be determined at this time.

The CARES Act suspended for the period from May 2020 through December 2020 the 2% Medicare reimbursement reduction that has been in place since April 1, 2013. As a result, we recognized an additional $1.1 million in patient service operating revenues for the three months ended June 30, 2020, and we currently expect to receive an additional approximately $4.0 million for the remainder of the fiscal year, from this suspension.

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

The following table summarizes our percentage of patient service operating revenues by payor source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenues by Payor:	2020	2019	2020	2019
Medicare and Medicare Advantage	69%	70%	69%	70%
Commercial and other(1)	26%	26%	27%	25%
Medicaid and Managed Medicaid	4%	4%	4%	4%
Other(2)	1%	—%	—%	1%
	100%	100%	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Treatments by Payor:	2020	2019	2020	2019
Medicare and Medicare Advantage	80%	80%	80%	80%
Commercial and other(1)	13%	12%	12%	12%
Medicaid and Managed Medicaid	7%	7%	7%	7%
Other(2)	—%	1%	1%	1%
	100%	100%	100%	100%
_____________________________
(1)Principally commercial insurance companies and also includes the VA. Treatments covered by Affordable Care Act (“ACA”)-compliant plans (“ACA plans”) were 0.6% and 0.7% for the three months ended June 30, 2020 and 2019, respectively and 0.6% and 0.7% for the six months ended June 30, 2020 and, 2019, respectively. Treatments covered by VA plans were 3.1% and 2.8% in the three months ended June 30, 2020 and, 2019, respectively, and 3.1% and 2.7% for the six months ended June 30, 2020 and 2019, respectively.
(2)Other sources of payment of revenues include hospitals and patient self-pay. “Patient self-pay” revenues consist of payments received directly from patients who are either uninsured or self-pay for a portion of the bill.

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
We believe that the operating environment will continue to be challenging due to the ongoing and uncertain impact of COVID-19 as described above and the government’s response to it, adverse trends in our commercial payor mix, continuing pressure on commercial rates, pressure on Medicare Advantage rates due to the continued growth in this subset of the Medicare patient population, the uncertainty around the ACA and the ability of our patients overall to access charitable premium assistance from non-profit organizations such as the AKF resulting from actions by the U.S. President and Congress. In addition, the impact of many of the foregoing trends may be exacerbated by the impact of COVID-19. We believe that the pressure on commercial rates due to more restrictive health plan benefit design and our strategy of increasing our in-network payor relationships could continue to create additional challenges. In addition, certain members of Congress have proposed measures that would expand government-sponsored coverage of healthcare expenses, including single payor proposals, which, if adopted, could materially and adversely affect our business, results of operations and financial condition. In addition, in July 2019, the U.S. President signed an executive order to launch the Advancing American Kidney Health initiative that, among other things, will further encourage dialysis in the home. We are unable to predict the full effect of the foregoing factors on our business, results of operations and cash flows. See also “Item 1A. Risk Factors—Risks Related to Our Business—If the rates paid by commercial payors continue to decline, our operating results and cash flow will be adversely affected” and “—The Advancing American Kidney Health initiative may adversely affect our business, results of operations, cash flows and revenues” in our 2019 Form 10-K.
Clinical Staff, Pharmaceutical and Medical Supply Costs
  Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including Erythropoietin Stimulating Agents (“ ESAs”) and medical supplies. We currently obtain the ESAs Aranesp and Epogen from Amgen Inc. and the ESAs Mircera and Retacrit from Vifor International AG. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, any shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected” in our 2019 Form 10-K. See also “Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition.”

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

Impact of the IPO and Certain Legal Matters

We are an emerging growth company as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”) and may currently take advantage of exemptions available under the JOBS Act including exemption from the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act of 2002; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; exemption from the requirements of holding non-binding stockholder votes on executive compensation arrangements; and exemption from any rules requiring mandatory audit firm rotation and auditor discussion and analysis and, unless the SEC otherwise determines, any future audit rules that may be adopted by the Public Company Accounting Oversight Board. We will be an emerging growth company until the earliest of (i) December 31, 2021, (ii) the last day of the fiscal year in which we have annual gross revenue of $1 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt or (iv) the first day of the first fiscal year after we have more than $700 million in aggregate market value of outstanding common equity held by our non-affiliates as of the last day of our second fiscal quarter. When the available exemptions under the JOBS Act cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with the applicable regulatory and corporate governance requirements. In addition, we have incurred and expect to incur additional legal expenses in connection with various legal and regulatory matters and related matters. See “—Operating Expenses—Certain legal and other matters” and “Item 1.  Legal Proceedings.”

On April 26, 2016, we entered into an income tax receivable agreement (the “TRA”) for the benefit of our pre-IPO stockholders, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of the option deductions (as defined in the TRA). While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and whether and when any relevant stock options, as defined in the TRA, are exercised and the value of our common stock at such time, we expect that during the term of the TRA the payments that we make will be material. We recorded a liability for the value of the TRA at the time of the IPO. We calculated fair value of the TRA by using a Monte Carlo simulation-based approach that relies on significant assumptions about our stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Any changes to the TRA liability will be recognized in our statement of operations as Change in fair value of income tax receivable agreement in future periods. See “Note 4 — Fair Value Measurements” of the notes to the unaudited condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
Operating Data and Non-GAAP Financial Data:	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Number of clinics (as of end of period)	251	245	251	245
Number of de novo clinics opened (during period)	4	2	5	4
Patients (as of end of period)	17,356	17,138	17,356	17,138
Number of treatments	627,451	614,844	1,247,000	1,206,209
Non-acquired treatment growth	2.1%	5.1%	3.2%	4.5%
Normalized non-acquired treatment growth(1)	3.6%	5.6%	4.0%	5.5%
Acquired treatment growth	—%	2.2%	0.2%	2.1%
Total treatment growth	2.1%	7.3%	3.4%	6.6%
Normalized total treatment growth(1)	3.6%	7.9%	4.1%	7.6%
Patient service operating revenues per treatment	$327	$347	$319	$336
Patient care costs per treatment	$234	$249	$241	$250
General and administrative expenses per treatment	$36	$39	$38	$41
Adjusted EBITDA (including noncontrolling interests)(2)	$39,830	$37,622	$57,658	$56,833
Adjusted EBITDA-NCI(2)	$25,791	$24,304	$38,713	$38,181
_____________________________
(1)We calculate normalized total treatment growth and normalized non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics divested subsequent to the corresponding prior period and, for the three and six months ended June 30, 2020, the number of missed treatments, which included mortality, associated with COVID-19 positive patients, and expressing the resulting number as a percentage. The calculation of normalized treatment growth and normalized non-acquired treatment growth is further adjusted to equalize the number of treatment days during the applicable period with the corresponding prior period, to the extent there are differences due to the calendar. We estimate that missed treatments associated with COVID-19 positive patients resulted in an approximately 1.0% and 0.5% impact to our treatment growth for the three and six months ended June 30, 2020, respectively.
(2)Includes approximately $1.1 attributable to the temporary suspension under the CARES Act of the 2% Medicare sequestration reimbursement reduction.
(3)See “—Non-GAAP Financial Measures” below.

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

Adjusted EBITDA

We use Adjusted EBITDA and Adjusted EBITDA-NCI to track our performance. “Adjusted EBITDA” is defined as net income before stock-based compensation and associated payroll taxes, depreciation, amortization and impairment, interest expense, net, income taxes and other non-income-based tax, change in fair value of income tax receivable agreement, certain legal and other matters, severance, executive retirement and related costs and gain or loss on sale or closure of clinics. “Adjusted EBITDA-NCI” is defined as Adjusted EBITDA less net income attributable to noncontrolling interests. We believe Adjusted EBITDA and Adjusted EBITDA-NCI provide information useful for evaluating our business and a further understanding of our results of operations from management’s perspective. We believe Adjusted EBITDA is helpful in highlighting trends because Adjusted EBITDA excludes certain expenses that can differ significantly from company to company depending on, among other things, long-term strategic decisions regarding capital structure and investments, and the tax jurisdictions in which companies operate, or that we believe do not reflect our core business operations. We believe Adjusted EBITDA-NCI is helpful in highlighting the amount of Adjusted EBITDA that is available to us after reflecting the interests of our joint venture partners. Adjusted EBITDA and Adjusted EBITDA-NCI are not measures of operating performance computed in accordance with GAAP and should not be considered as a substitute for operating income, net income, cash flows from operations, or other statement of operations or cash flow data prepared in conformity with GAAP, or as measures of profitability or liquidity. In addition, Adjusted EBITDA and Adjusted EBITDA-NCI may not be comparable to similarly titled measures of other companies and differ from the calculation of “Consolidated EBITDA” under our credit agreement. Adjusted EBITDA and Adjusted EBITDA-NCI may not be indicative of historical operating results, and we do not mean for these items to be predictive of future results of operations or cash flows. Adjusted EBITDA and Adjusted EBITDA-NCI have limitations as analytical tools, and they should not be considered in isolation, or as substitutes for an analysis of our results as reported under GAAP. Some of these limitations are that Adjusted EBITDA and Adjusted EBITDA-NCI:

•do not include stock-based compensation expense and associated payroll taxes;
•do not include depreciation, amortization and impairment—because construction and operation of our dialysis clinics requires significant capital expenditures, depreciation and amortization are a necessary element of our costs and our ability to generate profits;
•do not include interest expense—as we have borrowed money for general corporate and facility purposes, interest expense is a necessary element of our costs and ability to generate profits and cash flows;
•do not include income tax expense or benefits and other non-income-based taxes;
•do not include change in fair value of income tax receivable agreement;
•do not include costs related to certain legal and other matters;

•do not include severance, executive retirement and related costs; and
•do not reflect the gain or loss on sale or closure of clinics.

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$14,834	$5,140	$12,506	$(5)
Add:
Stock-based compensation and associated payroll taxes	1,607	853	4,400	2,292
Depreciation, amortization and impairment	8,974	10,299	17,501	20,365
Interest expense, net	9,721	11,541	20,733	20,291
Income tax expense (benefit) and other non-income-based tax(a)	2,451	861	(1,243)	1,653
Change in fair value of income tax receivable agreement(b)	356	304	(1,343)	(1,378)
Certain legal and other matters(c)	841	8,381	3,128	13,672
Severance, executive retirement and related costs	1,046	243	1,561	455
(Gain) loss on sale or closure of clinics	—	—	415	(512)
Adjusted EBITDA (including noncontrolling interests)	$39,830	$37,622	$57,658	$56,833
Less: Net income attributable to noncontrolling interests	(14,039)	(13,318)	(18,945)	(18,652)
Adjusted EBITDA –NCI	$25,791	$24,304	$38,713	$38,181
_____________________________
(a)Non-income-based tax includes franchise, gross receipts, and similar tax assessments.
(b)See “Note 4 — Fair Value Measurements” of the notes to the unaudited condensed consolidated financial statements.
(c)For the six months ended June 30, 2020 and June 30, 2019, includes $2.2 million and $13.1 million, respectively, relating to our restatement of certain of our prior financial statements and other financial information, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Restatement”) and the related SEC investigation and Audit Committee review and litigation relating to the foregoing. The amounts also include other expenses relating to matters that we believe do not reflect our core business operations.
Components of Operations

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues, the major component of our revenues, are derived from dialysis treatments and related services. Sources of payment of revenues are principally from government-based programs, including Medicare, Medicaid, and state workers’ compensation programs, commercial insurance payors and other sources such as the VA and hospitals, as well as patient self-pay. Patient service operating revenues are reported at the amounts that reflect the consideration to which we expect to be entitled in exchange for providing dialysis treatments and related services. Amounts may include variable consideration for discounts, price concessions and retroactive revenue adjustments due to new information obtained, such as actual payment receipt, as well as settlement of audits, reviews, and investigations. Third-party payors, patients and other payors are generally billed at least monthly, typically in the month the dialysis treatment is performed.

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

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Impairment expense is attributable to our assets held for sale. See “Note 3 — Assets Held for Sale” of the notes to the unaudited condensed consolidated financial statements.

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•the SEC investigation and related Audit Committee review and Restatement process (2019-2020),
•the securities and derivative litigation related to the foregoing (2019-2020), and
•our internal review and analysis of factual and legal issues relating to the aforementioned matters and legal fees and other expenses relating to matters that we believe do not reflect our core business operations.

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

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement is the non-cash gain or loss associated with the change in the fair value of the TRA during the period indicated.

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which are primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities. Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “—Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than our company, is classified within the line item Net income attributable to noncontrolling interests. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Noncontrolling Interests” in our 2019 Form 10-K and “Note 7 — Noncontrolling Interests Subject to Put Provisions” of the notes to the unaudited condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2020 Compared With Three Months Ended June 30, 2019

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,		Increase (Decrease)
				Percentage
(in thousands)	2020	2019	Amount	Change
Patient service operating revenues	$205,148	$213,252	$(8,104)	(3.8)%
Operating expenses:
Patient care costs	146,882	153,016	(6,134)	(4.0)%
General and administrative	22,665	23,927	(1,262)	(5.3)%
Depreciation, amortization and impairment	8,974	10,299	(1,325)	(12.9)%
Certain legal and other matters	841	8,381	(7,540)	(90.0)%
Total operating expenses	179,362	195,623	(16,261)	(8.3)%
Operating income	25,786	17,629	8,157	NM
Other income - CARES Act	1,474	—	1,474	NM
Interest expense, net	(9,721)	(11,541)	1,820	15.8%
Change in fair value of income tax receivable agreement	(356)	(304)	(52)	NM
Income before income taxes	17,183	5,784	11,399	NM
Income tax expense	2,349	644	1,705	NM
Net income	14,834	5,140	9,694	NM
Less: Net income attributable to noncontrolling interests	(14,039)	(13,318)	(721)	(5.4)%
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$795	$(8,178)	$8,973	NM
_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended June 30, 2020 were $205.1 million, a decrease of $8.1 million, or 3.8%, from $213.3 million for the three months ended June 30, 2019. The three months ended June 30, 2019 included favorable resolutions of certain commercial out-of-network claims. During the three months ended June 30, 2020, the decrease was also due to lower contributions from calcalcimimetics reflecting lower reimbursement rates from Medicare and adverse changes in commercial treatment reimbursement rates, which reflect a larger base of in-network commercial payor relationships, partially offset by an increase of 2.1% in the number of dialysis treatments, driven primarily by de novo clinic openings, and a recognition of $1.1 million from the temporary suspension under the CARES Act of the 2% Medicare sequestration reimbursement reduction, which became effective May 1, 2020. We estimate that treatments missed due to COVID-19 resulted in $1.5 million of reduced patient service operating revenues during the quarter, which was offset by grants under the CARES Act, which is reflected as Other income - CARES Act on the condensed consolidated statements of operations for the three months ended June 30, 2020. As a percentage of revenue by payor type, government-based and other payors accounted for 74% of our revenues for each of the three months ended June 30, 2020 and 2019. Patient service operating revenues per treatment for the three months ended June 30, 2020 and 2019 were $327 and $347, respectively, primarily due to the suspension of the sequestration reimbursement reduction.

Non-acquired treatment growth was 2.1% and acquired treatment growth was 0.0%. Normalized total treatment growth was 3.6% and normalized non-acquired treatment growth was 3.6% for the three months ended June 30, 2020. Missed treatments due to COVID-19 resulted in an estimated 1.0% impact to treatment growth during the period. Patient service operating revenues relating to start-up clinics for the three months ended June 30, 2020 were $1.5 million, compared to $3.5 million for the three months ended June 30, 2019, decrease of $2.0 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended June 30, 2020 were $146.9 million, a decrease of $6.1 million, or 4.0%, from $153.0 million for the three months ended June 30, 2019, which was primarily due to reduced ancillary costs, including ESAs and calcimimetics, partially offset by the 2.1% increase in the number of treatments. We estimate that we incurred $6.9 million of COVID-19 related patient care expenses during the period, primarily attributable to higher personnel costs due to hazard pay, overtime and additional staffing expense, as well as higher supply costs for personal protective equipment and infection control materials. During the three months ended June 30, 2020, we applied CARES Act grant funds of approximately $8.0 million to offset additional expenses. Our patient care costs per treatment for the three months ended June 30, 2020 were $234, compared to $249 for the three months ended June 30, 2019.

As a percentage of patient service operating revenues, patient care costs were 71.6% for the three months ended June 30, 2020, compared to 71.8% for the three months ended June 30, 2019.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2020 were $22.7 million, a decrease of $1.3 million, or 5.3%, from $23.9 million for the three months ended June 30, 2019, which was primarily due to a decrease in charitable contributions and lower corporate headcount in the three months ended June 30, 2020, partially offset by an increase in stock compensation expense. We estimate that we incurred $0.4 million of COVID-19 related general and administrative expenses during the period, substantially all of which were offset by grants under the CARES Act. General and administrative expenses per treatment were $36 for the three months ended June 30, 2020, compared to $39 for the three months ended June 30, 2019.

As a percentage of patient service operating revenues, general and administrative expenses were 11.0% for the three months ended June 30, 2020, compared to 11.2% for the three months ended June 30, 2019.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense for the three months ended June 30, 2020 was $9.0 million, compared to $10.3 million for the three months ended June 30, 2019. As a percentage of patient service operating revenues, depreciation, amortization and impairment expense was 4.4% for the three months ended June 30, 2020, compared to 4.8% for the three months ended June 30, 2019.

Certain legal and other matters. Certain legal and other matter costs for the three months ended June 30, 2020 were $0.8 million, compared to $8.4 million for the three months ended June 30, 2019. The three months ended June 30, 2020 and June 30, 2019 include $0.8 million and $8.3 million, respectively, of expenses relating to the Restatement and related SEC investigation and Audit Committee review discussed in our Form 10-K for the fiscal year ended December 31, 2018. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the three months ended June 30, 2020 was $25.8 million, an increase of $8.2 million, from $17.6 million for the three months ended June 30, 2019, which was primarily due to the factors described above.

As a percentage of patient service operating revenues, operating income was 12.6% for the three months ended June 30, 2020, compared to 8.3% for the three months ended June 30, 2019, reflecting the factors described above.

Interest, Change in Fair Value of Income Tax Receivable Agreement, and Income Taxes

Interest expense, net. Interest expense, net for the three months ended June 30, 2020 was $9.7 million, and for the three months ended June 30, 2019 was $11.5 million, a decrease of 15.8%. The decrease is primarily attributable to lower interest rates under the amended 2017 Credit Agreement described in “Liquidity and Capital Resources” below partially offset by the impact of higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended June 30, 2020 and June 30, 2019 was $(0.4) million and $(0.3) million, respectively.

Income tax (benefit) expense. The income tax (benefit) expense for the three months ended June 30, 2020 and June 30, 2019 represented an effective tax rate of 13.7% and 11.1%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the three months ended June 30, 2020 and 2019, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. Additionally, as a result of the CARES Act, during the six months ended June 30, 2020, we determined we would be able to carry our forecasted 2019 net operating losses of $16,3 million back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $2.3 million which is included in income tax benefit in the condensed consolidated statements of operations as well as release of $3.2 million of valuation allowance during the six months ended June 30, 2020. We have and will continue to incorporate and evaluate the impact the CARES Act has on our overall tax provision. See “Note 10 — Income Taxes” of the notes to the unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended June 30, 2020 was $14.0 million, representing an increase of $0.7 million, or 5.4%, from $13.3 million for the three months ended June 30, 2019. The increase was primarily due to increased profitability in our joint ventures due to the factors described above.

Six Months Ended June 30, 2020 Compared With Six Months Ended June 30, 2019

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,		Increase (Decrease)
				Percentage
(in thousands)	2020	2019	Amount	Change
Patient service operating revenues	$398,330	$405,014	$(6,684)	(1.7)%
Operating expenses:
Patient care costs	301,104	301,197	(93)	—%
General and administrative	47,570	49,526	(1,956)	(3.9)%
Depreciation, amortization and impairment	17,501	20,365	(2,864)	(14.1)%
Certain legal and other matters	3,128	13,672	(10,544)	(77.1)%
Total operating expenses	369,303	384,760	(15,457)	(4.0)%
Operating income	29,027	20,254	8,773	43.3%
Other income - CARES Act	1,474	—	1,474	NM
Interest expense, net	(20,733)	(20,291)	(442)	(2.2)%
Change in fair value of income tax receivable agreement	1,343	1,378	(35)	(2.5)%
Income before income taxes	11,111	1,341	9,770	NM
Income tax benefit (expense)	(1,395)	1,346	(2,741)	NM
Net income (loss)	12,506	(5)	12,511	NM
Less: Net income attributable to noncontrolling interests	(18,945)	(18,652)	(293)	(1.6)%
Net loss attributable to American Renal Associates Holdings, Inc.	$(6,439)	$(18,657)	$12,218	65.5%
_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the six months ended June 30, 2020 were $398.3 million, a decrease of $6.7 million, or 1.7% from $405.0 million. The six months ended June 30, 2019 included favorable resolutions of certain commercial out-of-network claims. During the six months ended June 30, 2020, the decrease was also due to lower contributions from calcimimetics reflecting lower reimbursement rates from Medicare and adverse changes in commercial treatment reimbursement rates resulting from the increase in our in-network commercial payor relationships, partially offset by an increase of 3.4% in the number of dialysis treatments driven primarily by de novo clinic openings, and a recognition of $1.1 million from the temporary suspension under the CARES Act of the 2% Medicare sequestration reimbursement reduction, which became effective May 1, 2020. We estimate that COVID-19 related volume disruptions resulted in $1.5 million of reduced patient service operating revenues during the period, of which $1.5 million was offset by grants under the CARES Act and is reflected in Other income. As a percentage of revenue by payor type, government-based and other payors accounted for 73% and 75%, respectively, of our revenues for the six months ended June 30, 2020 and 2019. Patient service operating revenues per treatment for the six months ended June 30, 2020 was $319, compared with $336 for the six months ended June 30, 2019, a decrease of 5.1%.

Non-acquired treatment growth was 3.2%, and acquired treatment growth was 0.2%. Normalized total treatment growth was 4.1% and normalized non-acquired treatment growth was 4.0% for the six months ended June 30, 2020. Missed treatments due to COVID-19 resulted in an estimated 0.5% impact to treatment growth during the period. Patient service operating revenues relating to start-up clinics for the six months ended June 30, 2020 were $4.16 million, compared to $4.24 million for the six months ended June 30, 2019, a decrease of $0.1 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the six months ended June 30, 2020 were $301.1 million, a decrease of $0.1 million from $301.2 million for the six months ended June 30, 2019, which was primarily due to reduced ancillary costs, including ESAs and calcimimetics, partially offset by the 4.8% increase in the number of treatments. We estimate that we incurred $8.2 million of COVID-19 related patient care expenses during the period, primarily attributable to higher personnel costs due to hazard pay, overtime and additional staffing expense, as well as higher supply costs for personal protective equipment and infection control materials. These additional expenses were offset by $8.0 million of grants under the CARES Act. Patient care costs per treatment for the six months ended June 30, 2020 were $241, compared to $250 for the six months ended June 30, 2019.

As a percentage of patient service operating revenues, patient care costs were 75.6% for the six months ended June 30, 2020, compared to 74.4% for the six months ended June 30, 2019.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2020 were $47.6 million, a decrease of $2.0 million, or 3.9%, from $49.5 million for the six months ended June 30, 2019, which was primarily due to a decrease in charitable contributions, lower corporate headcount, and $0.8 million reduction related to bonus compensation repaid by certain executives in respect of prior years in light of the Restatement. General and administrative expenses per treatment for the six months ended June 30, 2020 were $38, compared to $41 for the six months ended June 30, 2019.

As a percentage of patient service operating revenues, general and administrative expenses were 11.9% for the six months ended June 30, 2020, compared to 12.2% for the six months ended June 30, 2019.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense for the six months ended June 30, 2020 was $17.5 million, compared to $20.4 million for the six months ended June 30, 2019. The six months ended June 30, 2020 included a reduction to the valuation allowance of $0.5 million related to assets held for sale. As a percentage of patient service operating revenues, depreciation, amortization and impairment expense was 4.4% for the six months ended June 30, 2020, compared to 5.0% for the six months ended June 30, 2019.

Certain legal and other matters. Certain legal and other matter costs for the six months ended June 30, 2020 were $3.1 million, compared to $13.7 million for the six months ended June 30, 2019. The six months ended June 30, 2020 and June 30, 2019 include $2.2 million and $13.1 million, respectively, of expenses relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K. See “—Components of Operations—Certain legal and other matters.”

Operating Income

Operating income for the six months ended June 30, 2020 was $29.0 million, an increase of $8.8 million, or 43.3%, from $20.3 million for the six months ended June 30, 2019, which was primarily due to the factors described above. For the six months ended June 30, 2020 and 2019, start-up clinics reduced operating income by $4.5 million and $4.2 million, respectively.

As a percentage of patient service operating revenues, operating income was 7.3% for the six months ended June 30, 2020, compared to 5.0% for the six months ended June 30, 2019, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the six months ended June 30, 2020 was $20.7 million, and for the six months ended June 30, 2019 was $20.3 million, an increase of 2.2%. The increase is primarily attributable to increased interest rates as a result of our April 2019 debt amendment as described in “Liquidity and Capital Resources” below and higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the six months ended June 30, 2020 and 2019 was $1.3 million and $1.4 million, respectively.

Income tax (benefit) expense. The income tax (benefit) expense for the six months ended June 30, 2020 and June 30, 2019 represented an effective tax rate of (12.6)% and 100.4%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the six months ended June 30, 2020 and 2019 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. Additionally, as a result of the CARES Act, during the six months ended June 30, 2020, we determined we will be able to carry our forecasted 2019 net operating losses of $16.3 million back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $2.3 which is included in income tax benefit in the condensed consolidated statements of operations. As a result of the CARES Act, we have released $3.2 million of valuation allowance during the six months ended June 30, 2020. We have and will continue to incorporate and evaluate the impacts the CARES Act has on our overall tax provision. See “Note 10 — Income Taxes” of the notes to the unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the six months ended June 30, 2020 was $18.9 million, representing an increase of $0.3 million, or 1.6%, from $18.7 million for the six months ended June 30, 2019. The increase was primarily due to increased profitability in our joint ventures due to the factors described above.

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

For the six months ended June 30, 2020, in addition to our typical requirements for operating capital and capital expenditures, we incurred approximately $5 million in professional accounting, consulting, legal fees and additional interest as a result of the SEC investigation, private litigation and in-process remediation of material weaknesses in our internal control over financial reporting. We believe that we will continue to incur fees for these services during 2020 in amounts in excess of our ordinary course legal and other professional expenses in connection with the ongoing SEC investigation, private litigation and ongoing remediation of material weaknesses in our internal control over financial reporting.

In light of the uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic, in March 2020, we drew down all of the $30.5 million that was available under our 2017 Revolving Credit Facility (as defined below) as a precautionary measure to strengthen our liquidity. During the three months ended June 30, 2020, we repaid $27.0 million of these borrowings. In addition, as part of its response to the COVID-19 pandemic, the federal government has expanded existing or introduced new programs to provide additional sources of liquidity to healthcare providers. Programs that benefit us include:

•CMS Provider Relief Fund Grants. The CARES Act includes $100 billion in funds to be provided to hospitals and other healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured individuals are able to obtain testing and treatment for COVID-19. On April 10, 2020, CMS began distribution of $30 billion of the funds to providers based on the provider’s share of total Medicare fee-for-service reimbursements in 2019. As part of this distribution, our facilities received approximately $27 million in the aggregate during April 2020. As of June 30, 2020, we had utilized $9.8 million of these funds, and expect to use some or all of the funds during future periods in 2020. Our ability to utilize and retain some or all of the remaining provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19.

•Social Security Payroll Match. The CARES Act provides for the deferral of the social security payroll tax match of 6.2% through the end of 2020. For the second quarter, we recognized $4.5 million as a result of this provision, all of which is included in our consolidated cash as of June 30, 2020. We expect this provision of the CARES Act to allow us to delay funding an additional approximately $7.5 to $8.5 million of social security payroll taxes during the remainder of the current year. Half of the amount ultimately deferred (approximately $6.0 to $6.5 million) will be payable in December 2021 and the other half in December 2022. While this expense will continue to be reflected in our Condensed Consolidated Statement of Operations and accrued on our Condensed Consolidated Balance Sheet during 2020, the deferral of the payment will provide us additional liquidity during the deferral period.

•Tax Benefit. The CARES Act also permits the acceleration of tax depreciation in previous income tax returns, which we estimate will result in cash tax benefits of approximately $8.0 million during the current year.

•Medicare Advance Payment Programs. In March 2020, in an action unrelated to the CARES Act, CMS expanded its existing Accelerated and Advance Payment Program to a broader group of Medicare providers and suppliers for the duration of the COVID-19 public health emergency. Payments under this program are intended to provide necessary funds when there is a disruption in Medicare claims submission and/or claims processing. Our facilities can request up to 100% of the Medicare fee-for-service payment amount for a three-month period. CMS has instructed its Medicare Administrative Contractors to review and issue advance payments within seven calendar days of receiving an advance payment request. Repayment of advance payments will commence 120 days after the date the payment is issued and will be effectuated via an automatic 100% offset against future claims payments. Our facilities that use this program will have 210 days to repay the advance payment. In April 2020, our facilities applied for and received an aggregate of $83 million in advanced payments under this program. During the second quarter, we used $19 million of these advanced payments to reduce clinic-level debt, and the remaining funds are included in our consolidated cash as of June 30, 2020 to provide us with additional liquidity during the current year.

See also “Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect, our business, results of operations and financial condition.”

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

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$150,962	$7,748
Net cash used in investing activities	(11,756)	(17,459)
Net cash (used in) provided by financing activities	(24,966)	24,497
Net increase in cash and restricted cash	$114,240	$14,786

Cash Flows from Operations

Net cash provided by operating activities for the six months ended June 30, 2020 was $151.0 million compared to net cash used in operating activities of $7.7 million for the same period in 2019, an increase of $143.2 million, primarily attributable to an increase in net income and the timing of working capital fluctuations, particularly those in the accounts receivable and accrued expenses and other liabilities which increased as of June 30, 2020 largely due to the $83 million of advance payments received under the Accelerated and Advance Payment Program as described above.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $11.8 million compared to $17.5 million for the same period in 2019, a decrease of $5.7 million, or 32.7%, due to the timing of acquisitions and clinic sales.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2020 was $25.0 million compared to $24.5 million net cash provided by financing activities for the same period in 2019, an increase of $49.5 million largely due to the change in proceeds from revolving credit facility and term loans net of payments on long-term debt, which were $4.1 million for the six months ended June 30, 2020 compared to $50.5 million for the same period in 2019. Our distributions to our partners were $23.0 million for the six months ended June 30, 2020, compared to $21.6 million for the same period in 2019. Our distributions to noncontrolling interests for the six months ended June 30, 2020 were in excess of Net income attributable to noncontrolling interests on the Condensed Consolidated Statements of Operations due, in part, to initiatives to optimize clinic-level cash balances. Additionally, our contributions from noncontrolling interests were $2.0 million for the six months ended June 30, 2020, compared to $3.9 million for the same period in 2019.

Capital Expenditures

For the six months ended June 30, 2020 and 2019, we made capital expenditures of $12.8 million and $14.2 million, respectively, of which $10.1 million and $11.1 million were development capital expenditures, respectively, primarily incurred in connection with de novo clinic development and clinic expansions, and $2.7 million and $3.1 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. For 2020, we expect to spend approximately 2% to 2.5% of total annual patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual patient service operating revenues on other capital expenditures.

Debt Facilities

As of June 30, 2020, we had outstanding $596.1 million in aggregate principal amount of indebtedness, with an additional $27.0 million of borrowing capacity available under our 2017 Revolving Credit Facility (and no outstanding letters of credit). Our outstanding indebtedness included $424.6 million of term B loans under our 2017 Credit Agreement, $73.0 million of borrowings under our 2017 Revolving Credit Facility. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit (other than Assigned Clinic Loans (as defined below)), totaling $90.8 million as of June 30, 2020 with maturities ranging from July 2020 to December 2028 and interest rates ranging from 3.10% to 7.68%, and $7.6 million of finance lease obligations. See “Note 8 — Debt” of the notes to the condensed consolidated financial statements for further information about our debt.

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
For the period from April 26, 2019 until September 4, 2019, the date of filing of our Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of June 30, 2020, the interest payable quarterly was 5.18%.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $73.0 million of borrowings outstanding under the 2017 Revolving Credit Facility as of June 30, 2020, which had an interest rate of 4.94%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. As of June 30, 2020, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017

Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment, a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of June 30, 2020, we were in compliance with the consolidated net leverage ratio covenant in the 2017 Credit Agreement.

The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

Our clinic-level debt includes third-party term loans and lines of credit, as well as the Assigned Clinic Loans. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. We have in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of our clinics as a result of clinic performance issues or otherwise. We recently entered into agreements with certain of our third-party clinic lenders waiving defaults arising from certain financial covenants at the clinic level. Pursuant to these agreements, as of June 30, 2020, we are obliged to prepay up to an aggregate of approximately $8 million during 2020 and up to an aggregate of approximately $10 million during the second quarter of 2021 of the outstanding clinic-level debt, depending on the satisfaction of certain financial covenants for these clinic loans. Of these amounts, we are responsible for up to approximately $4 million and approximately $5 million, respectively, and our physician partners are responsible for the remainder.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of June 30, 2020 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2017 Credit Agreement loans(1)	$497,600	$8,800	$117,600	$371,200	$—
Operating leases(2)	187,172	32,137	30,290	27,563	97,182
Purchase obligations(3)	173,000	74,500	94,000	4,500	—
Interest payments(4)	101,915	30,980	48,865	21,873	197
Third-party clinic-level debt	90,872	28,547	36,213	21,053	5,059
Finance leases(5)	13,629	1,194	1,210	1,225	10,000
Total	$1,064,188	$176,158	$328,178	$447,414	$112,438
_____________________________
(1)Includes the 2017 Term B Loan Facility with total borrowings of $424.6 million, which bears interest at a variable rate, with principal payments of $2.2 million and interest payments due quarterly, and the 2017 Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $73.0 million.
(2)Net of estimated sublease proceeds of approximately $1.6 million per year from 2020 through 2022 and approximately $4.2 million in the aggregate thereafter. The above includes $1.0 million related to lease obligations that have not yet commenced.
(3)Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.
(4)Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of June 30, 2020 which is described above.
(5)Includes $1.0 million related to lease obligations that have not yet commenced.

Put Obligations

We are party to agreements which contain put provisions that require us to purchase a portion or all of the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods (“time-based puts”) or, in certain cases, upon the occurrence of specific events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the six months ended June 30, 2020. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 7 — Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited condensed consolidated financial statements for discussion of these put provisions. The table below summarizes our potential obligations as of June 30, 2020.

Noncontrolling interests subject to put provisions (dollars in thousands)	June 30, 2020
Time-based puts	$88,311
Event-based puts	22,094
Total Obligation	$110,405

As of June 30, 2020, $59.5 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of June 30, 2020 and reflects the payments that would be made, assuming (a) all vested puts as of June 30, 2020 were exercised on July 1, 2020 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2020	$64,128
2021	9,184
2022	8,248
2023	4,458
2024	1,255
Thereafter	1,038
Total	$88,311

The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of June 30, 2020 a future payment will be due upon vesting totaling $1.2 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our 2017 Revolving Credit Facility. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2019 is estimated to be $10.6 million as of June 30, 2020.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Consolidated Statement of Operations for the year ended December 31, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018, the second installment in the amount of $8.0 million on August 1, 2019 and the third installment in the amount of $7.0 million on August 1, 2020, and we expect to pay the fourth installment in the amount of $3.5 million on August 1, 2021 and the final installment of $3.5 million on August 1, 2022. As of June 30, 2020, $6.9 million is classified as Accrued expenses and other current liabilities and $5.8 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Recent Accounting Pronouncements

See “Note 1 — Basis of Presentation, Organization and Recent Events” of the notes to the condensed consolidated financial statements.

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

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding loans under our 2017 Term B Loan Facility. As of June 30, 2020, we had $73.0 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of June 30, 2020, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of June 30, 2020, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 8 — Debt” of the notes to the unaudited condensed consolidated financial statements for further discussion of these derivative agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2020. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020. Management based its conclusion on the fact that the material weaknesses in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2019, as disclosed in our 2019 Form 10-K, had not been fully remediated at June 30, 2020. For a description of the material weaknesses, see “Part II, Item 9A. Controls and Procedures” in the 2019 Form 10-K and in our Form 10-K for the fiscal year ended December 31, 2018.

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

Other than the changes described above under “Changes in Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth in “Note 15 — Certain Legal and Other Matters” to the condensed consolidated financial statements included in this report.

ITEM 1A. RISK FACTORS
Except as described below, there have been no material changes with respect to the risk factors described in “Part I. Item 1A. Risk Factors” in our 2019 Form 10-K.

The ongoing COVID-19 pandemic and responses thereto have adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition.

The global spread and unprecedented impact of COVID-19 is complex and evolving and has resulted in, and we expect will continue to result in disruption to our business and adversely affect our results of operations and financial condition. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Further, on March 13, 2020, the U.S. government declared the COVID-19 pandemic a national emergency. The extent, duration and magnitude of the COVID-19 pandemic’s effects on us depends on numerous factors, including the rate of COVID-19’s spread, duration and geographic coverage of the pandemic, impacts on our staff, patients, physician partners, suppliers and other business partners, the pandemic’s impact on the U.S. economy, the administrative developments related to the pandemic at federal, state and local levels, and our infectious disease prevention and control efforts. The situation surrounding COVID-19 remains fluid, and we are carefully monitoring the impact of the COVID-19 pandemic on our operating and financial performance. Beginning in March 2020 we began to experience increased expenses to protect our patients and staff and a reduction in treatment volume in connection with the pandemic. The impacts on our operating and financial performance due to the COVID-19 pandemic became more significant in the second quarter and have continued into the third quarter. We expect these impacts may continue beyond the third quarter. We cannot at this time accurately predict the ultimate impact that COVID-19 will have on our operating and financial performance, but the adverse impact may be material. We have undertaken measures designed to mitigate these impacts, including acceptance of government assistance intended to offset certain of the impacts, but these measures may not be sufficient to fully offset the operating and financial effects on our business from the pandemic.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of significant risks:

Operations, Revenues and Expenses: The U.S. Department of Homeland Security has identified certain industries, including ours, as a critical infrastructure sector with a special responsibility to continue operations during the pandemic. In light of this, we have undertaken and will continue to undertake measures to protect our patients, staff and physician partners and to enable our continued operation in the face of the pandemic, as discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.” These and other measures taken in response to COVID-19 have resulted in increased operating expenses, including higher salary and wage expense, increased supply, equipment and information technology costs and higher legal and consulting costs. For the six months ended June 30, 2020, we estimate that we incurred an additional $8.6 million in operating expenses as a result of the measures we have taken in response to COVID-19, of which $8.4 million of these additional expenses were offset by grant funds received under the CARES Act. We expect to incur many of these additional operating expenses for the duration of the pandemic, and if the severity or geographic coverage of the pandemic increases, these additional expenses could increase. Further, once the effects of the pandemic subside, we expect that certain of these expenses and operational changes, particularly with respect to enhanced health and safety measures, will be necessary for the foreseeable future and could increase our ongoing costs in the future.

The COVID-19 pandemic has also resulted in a substantial impact on our patients. Patients suffering from end-stage renal disease generally have co-morbidities that often place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments, which includes mortality, and higher mortality. While many of our COVID-19 positive patients recover, missed treatments associated with COVID-19 positive patients during the second quarter resulted in an estimated 1.0% reduction in treatment volume growth compared to the three months ended June 30, 2019. This reduction in treatment volume growth resulted in a COVID-19 related revenue loss of approximately $1.5 million for the second quarter, substantially all of which was offset by $1.5 million of grant funds received under the CARES Act. The adverse impact on our treatment volume could increase in the event of a prolonged or increasingly severe pandemic. Further, broad economic factors resulting from the pandemic, including increasing unemployment rates, may lead to increases in uninsured patients and patients with lower-paying government insurance programs. The impact of this may be delayed or mitigated as a result of patients accessing COBRA and exchange plans but could have a material impact on our longer term earnings. A significant reduction in our treatment volume or in the number of patients with commercial insurance would have a material adverse effect on our revenues, earnings and cash flows.

During the second quarter of 2020, we did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic. However, almost all U.S. states and many local jurisdictions previously issued and many retain, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. States and local jurisdictions may in the future re-issue similar or more restrictive orders, restrictions and recommendations. These efforts, and the resulting widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, and travel restrictions, may result in delays in our billing or cash collections due to lower claims operations staffing levels and longer call waiting times at certain of our commercial payors. If delays such as these become significant in number or duration, it could result in an adverse impact on our collections, which would negatively impact our earnings.

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

Financial Condition and Indebtedness: In light of uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic, in March 2020, we drew down all of the $30.5 million that was available under our revolving credit facility as a precautionary measure to strengthen our liquidity. While we repaid a portion of these borrowings in the second quarter, as of June 30, 2020, we still had $73 million of borrowings outstanding under our revolving credit facility. As we manage through the effects of the pandemic, we or our clinics may be unable to satisfy financial covenants in our debt agreements. A default under our revolving credit facility or under our clinic-level debt would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

The CARES Act enacted in March 2020 is intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers. We and our facilities have received funds under certain of these programs. See “Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Certain of these funds represent deferrals of amounts otherwise currently due from us or advances on future revenues. While funds representing deferrals or advances provide us with additional short-term liquidity, to the extent that we elect to use those funds for current expenses, the repayment of these amounts when due may result in an adverse impact on our financial condition. Furthermore, the terms and conditions published by the U.S. Department of Health and Human Services that apply to certain grants we received require that the funds may only be used to offset lost revenue and increased expenses attributable to the COVID-19 pandemic. To date we have applied $9.8 million of these grants funds to offset lost revenue and increased expenses, but our ability to utilize and retain some or all of these remaining grant funds will depend on the magnitude, timing and nature of the impact of COVID-19.

Growth: With the COVID-19 pandemic, the slower pace of de novo clinic development we experienced in 2019 has continued into 2020, and we expect it will continue through the remainder of 2020 and possibly beyond, which could impact revenue growth. This slower pace of development could be further impacted to the extent that the pandemic results in difficulties obtaining commercially viable financing for clinics, construction delays or delays in certification as a result of business activity restrictions. We expect that the use of these grant funds by healthcare providers will be subject to significant scrutiny by the federal government. We have structured and will continue to structure our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all of amounts received at our facilities and pay or impose other penalties.

The impact of the COVID-19 pandemic is rapidly evolving, and the continuation or a further resurgence or wave of the pandemic could precipitate or aggravate the other risk factors that we identified in our 2019 Form 10-K, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended June 30, 2020, we repurchased 116 shares of common stock at an aggregate cost of $879 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about such repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - April 30	—	$—	—	—
May 1 - May 30	116	$7.58	—	—
June 1 - June 30	—	$—	—	—
	116	$7.58	—	—

ITEM 6. EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

August 10, 2020

(Date)