Form 10-Q
period 2020-09-30
American Renal Associates Holdings, Inc.
filed 2020-11-06
CIK 1498068

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2020 there were 34,519,163 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are generally identified through the inclusion of words such as “anticipate,” “believe,” “contemplate,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “outlook,” “plan,” “potential,” “project,” “seek,” “should,” “strategy,” “target” or “will” or variations of such words or similar expressions. All statements addressing our future operating performance, and statements addressing events and developments that we expect or anticipate will occur in the future, including those that relate to that Agreement and Plan of Merger (the “Merger Agreement”) by and among ARA, IRC Superman Midco, LLC, a Delaware limited liability company (“Parent”) and an affiliate of Nautic Partners, LLC, and Superman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will be merged with and into ARA, with ARA surviving as a wholly owned subsidiary of Parent (the “Merger”), are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon currently available information, operating plans, and projections about future events and trends. This Form 10-Q also contains statistical data and estimates based on independent industry publications or other publicly available information, as well as other information based on our internal sources. Forward-looking statements and statistical estimates inherently involve risks and uncertainties that could cause actual results to differ materially from those predicted or expressed in this Form 10-Q, and are not guarantees of performance or results. These assumptions and our future performance or results involve risks and uncertainties, many of which are beyond our control. Such risks and uncertainties include, among others:

•the inability to consummate the Merger within the anticipated time period, or at all, due to any reason, including the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger;
•the failure by Parent or Merger Sub to obtain the necessary debt and equity financing arrangements set forth in the commitment letters received in connection with the Merger;
•the risk that the Merger Agreement may be terminated in circumstances requiring us to pay a termination fee;
•the risk that the Merger disrupts our current plans and operations or diverts management’s attention from our ongoing business;
•the effect of the announcement of the Merger on our ability to retain and hire key personnel and maintain relationships with our customers, suppliers, physician partners and others with whom we do business;
•the effect of the announcement of the Merger on our operating results and business generally;
•the amount of costs, fees and expenses related to the Merger;
•the risk that our stock price may decline significantly if the Merger is not consummated;
•the nature, cost and outcome of any litigation and other legal proceedings, including any such proceedings related to the Merger and instituted against us and others;
•the effect of the ongoing COVID-19 pandemic and responses thereto, including the terms and conditions of provider relief funding or other government relief programs (and any changes thereto);
•the effect of the restatement of our previously issued financial results and related matters and the related SEC investigation;
•our ability to remediate material weaknesses in our internal control over financial reporting;
•continuing decline in the number of patients with commercial insurance or any regulatory or other changes leading to changes in the ability of patients with commercial insurance coverage to receive charitable premium support;
•decline in commercial payor reimbursement rates;
•reduction of government-based payor coverage and reimbursement rates or insufficient rate increases or adjustments that do not cover all of our operating costs;
•our ability to successfully develop de novo clinics, acquire existing clinics and attract new nephrologist partners;
•our ability to compete effectively in the dialysis services industry;
•the performance of our joint venture subsidiaries and their ability to make distributions to our company;
•federal or state healthcare laws that could adversely affect our company;
•our ability to comply with all of the complex federal, state and local government regulations that apply to our business, including those in connection with federal and state anti-kickback laws and state laws prohibiting the corporate practice of medicine or fee-splitting;
•heightened federal and state investigations and enforcement efforts;
•changes in the availability and cost of erythropoietin-stimulating agents and other pharmaceuticals used in our business;
•development of new technologies or government regulation that could decrease the need for dialysis services or decrease our in-center patient population;
•our ability to timely and accurately bill for our services and meet payor billing requirements;
•claims and losses relating to malpractice, professional liability and other matters;

•the sufficiency of our insurance coverage for those claims and rising insurances costs, and negative publicity or reputational damage arising from such matters;
•loss of any members of our senior management;
•damage to our reputation or our brand and our ability to maintain brand recognition;
•our ability to maintain relationships with our medical directors and renew our medical director agreements;
•shortages of qualified skilled clinical personnel, or higher than normal turnover rates;
•competition and consolidation in the dialysis services industry;
•deterioration in economic conditions, particularly in states where we operate a large number of clinics, or disruptions in the financial markets or the effects of natural or other disasters, public health crises or adverse weather events;
•the participation of our physician partners in material strategic and operating decisions and our ability to favorably resolve any disputes;
•our ability to honor obligations under the joint venture operating agreements with our physician partners were they to exercise certain put rights and other rights;
•unauthorized disclosure of personally identifiable, protected health or other sensitive or confidential information;
•our ability to meet our obligations and comply with restrictions under our substantial level of indebtedness; and
•the ability of our principal stockholder, whose interests may conflict with yours, to strongly influence or effectively control our corporate decisions.

Additional factors or events that could cause our actual performance to differ from these and other forward-looking statements may emerge from time to time, and it is not possible for us to predict all of them. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, our actual financial condition, results of operations, future performance and business may vary in material respects from the performance projected in these forward-looking statements.

These risks and uncertainties include those described in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in this Form 10-Q, and in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q. Investors are cautioned not to place undue reliance on any forward-looking statements or statistical estimates, which speak only as of the date they are made. We undertake no obligation to update any forward-looking statement or statistical estimate, whether as a result of new information, changes in underlying factors, future events or otherwise.

PART I.
FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except for share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Cash	$126,737	$34,494
Restricted cash (Note 1)	9,784	—
Accounts receivable, net	84,873	102,150
Inventories	7,636	7,752
Prepaid expenses and other current assets	19,214	22,268
Income tax receivable	11,220	3,251
Current assets held for sale	4,079	50,099
Total current assets	263,543	220,014
Property and equipment, net of accumulated depreciation of $247,700 and $215,471, respectively	142,437	151,175
Operating lease right-of-use assets (Note 10)	135,563	133,899
Intangible assets, net of accumulated amortization of $25,709 and $25,087, respectively	23,871	24,486
Other long-term assets	32,545	18,608
Goodwill	562,242	538,609
Total assets	$1,160,201	$1,086,791

Liabilities and Equity
Accounts payable	$42,621	$49,539
Accrued compensation and benefits	41,562	37,196
Accrued expenses and other current liabilities	107,351	37,593
Current portion of long-term debt	35,931	38,779
Current portion of operating lease liabilities (Note 10)	23,713	22,061
Current liabilities held for sale	—	5,767
Total current liabilities	251,178	190,935
Long-term debt, less current portion	538,788	548,835
Long-term operating lease liabilities, less current portion (Note 10)	124,043	123,792
Income tax receivable agreement payable	1,515	3,000
Other long-term liabilities	52,646	6,501
Deferred tax liabilities	8,063	2,706
Total liabilities	976,233	875,769
Commitments and contingencies (Note 15 and Note 16)
Noncontrolling interests subject to put provisions	112,510	126,483
Equity:
Common stock, $0.01 par value; 300,000,000 shares authorized; 34,485,827 and 32,976,416 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	335	197
Additional paid-in capital	109,821	100,744
Receivable from noncontrolling interests	(1,448)	(531)
Accumulated deficit	(187,371)	(178,241)
Accumulated other comprehensive loss, net of tax	(1,760)	(1,619)
Total American Renal Associates Holdings, Inc. deficit	(80,423)	(79,450)
Noncontrolling interests not subject to put provisions	151,881	163,989
Total equity	71,458	84,539
Total liabilities and equity	$1,160,201	$1,086,791
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except for share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Patient service operating revenues	$209,689	$211,429	$608,021	$616,443
Operating expenses:
Patient care costs	150,357	154,588	451,462	455,785
General and administrative	23,379	18,783	70,950	68,309
Depreciation, amortization and impairment	9,259	10,220	26,760	30,585
Certain legal and other matters (Note 16)	6,420	9,634	9,548	23,306
Total operating expenses	189,415	193,225	558,720	577,985
Operating income	20,274	18,204	49,301	38,458
Other income - CARES Act	1,920	—	3,393	—
Interest expense, net	(9,501)	(12,242)	(30,235)	(32,533)
Change in fair value of income tax receivable agreement	(42)	(30)	1,301	1,348
Income before income taxes	12,651	5,932	23,760	7,273
Income tax expense (benefit)	(136)	(11,095)	(1,532)	(9,749)
Net income	12,787	17,027	25,292	17,022
Less: Net income attributable to noncontrolling interests	(15,478)	(12,250)	(34,422)	(30,902)
Net income (loss) attributable to American Renal Associates Holdings, Inc.	(2,691)	4,777	(9,130)	(13,880)
Less: Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	(1,161)	(703)	(877)
Net income (loss) attributable to common shareholders	$(2,691)	$3,616	$(9,833)	$(14,757)

(Loss) Earnings per share (Note 13):
Basic	$(0.08)	$0.11	$(0.30)	$(0.46)
Diluted	$(0.08)	$0.11	$(0.30)	$(0.46)
Weighted-average number of common shares outstanding
Basic	33,472,127	32,281,818	32,931,503	32,248,791
Diluted	33,472,127	33,618,723	32,931,503	32,248,791

See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$12,787	$17,027	$25,292	$17,022
Unrealized gain (loss) on derivative agreements, net of tax	629	(68)	(141)	(1,877)
Total comprehensive income (loss)	13,416	16,959	25,151	15,145
Less: Comprehensive income attributable to noncontrolling interests	(15,478)	(12,250)	(34,422)	(30,902)
Total comprehensive income (loss) attributable to American Renal Associates Holdings, Inc.	$(2,062)	$4,709	$(9,271)	$(15,757)

See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended September 30, 2020
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value					Total
Balance at June 30, 2020	$110,405	34,488,565	$208	$111,884	$(2,301)	$(184,680)	$(2,389)	$(77,278)	$156,353
Net income	4,699	—	—	—	—	(2,691)	—	(2,691)	10,779
Stock-based compensation	—	—	—	1,530	—	—	—	1,530	—
Exercise of stock options	—	7,174	1	(8)	—	—	—	(7)	—
Issuance of restricted stock	—	—	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(7,212)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(2,700)	—	1	—	—	—	1	—
Distributions to noncontrolling interests	(7,460)	—	—	—	—	—	—	—	(16,194)
Contributions from noncontrolling interests	621	—	—	—	853	—	—	853	2,667
Purchases of equity of noncontrolling interests		—	—	89	—	—	—	89	—
Redemptions of equity of noncontrolling interests	(16,380)	—	—	—	—	—	—	—	7,519
Reclassification/other adjustments	19,211	—	126	(2,261)	—	—	—	(2,135)	(9,243)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	629	629	—
Change in fair value of noncontrolling interests	1,414	—	—	(1,414)	—	—	—	(1,414)	—
Balance at September 30, 2020	$112,510	34,485,827	$335	$109,821	$(1,448)	$(187,371)	$(1,760)	$(80,423)	$151,881
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Nine Months Ended September 30, 2020
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)		Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value					Total
Balance at December 31, 2019	$126,483	32,976,416	$197	$100,744	$(531)	$(178,241)	$(1,619)	$(79,450)	$163,988
Net income (loss)	10,118	—	—		—	(9,130)	—	(9,130)	24,304
Stock-based compensation	—	—	—	5,770	—	—	—	5,770	—
Exercise of stock options	—	907,354	9	839	—	—	—	848	—
Cash dividend equivalents accrued on share-based payments	—	—	—	(7)	—	—	—	(7)	—
Issuance of restricted stock	—	843,015	—	—	—	—	—	—	—
Forfeiture of restricted stock awards	—	(183,715)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(57,243)	3	(430)	—	—	—	(427)	—
Distributions to noncontrolling interests	(14,423)	—	—	—	—	—	—	—	(27,861)
Contributions from noncontrolling interests	690	—	—	—	(917)	—	—	(917)	4,753
Purchases of equity of noncontrolling interests		—	—	1,288	—	—	—	1,288	—
Redemptions of equity of noncontrolling interests	(16,380)	—	—	—	—	—	—	—	—
Reclassification/other adjustments	4,339	—	126	3,300	—	—	—	3,426	(13,303)
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(141)	(141)	—
Change in fair value of noncontrolling interests	1,683	—	—	(1,683)	—	—	—	(1,683)	—
Balance at September 30, 2020	$112,510	34,485,827	$335	$109,821	$(1,448)	$(187,371)	$(1,760)	$(80,423)	$151,881
	See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Three Months Ended September 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value
Balance at June 30, 2019	$124,496	32,560,043	$197	$103,282	$(120)	$(183,108)	$(1,733)	$(81,482)	$170,235
Net income (loss)	3,372	—	—	—	—	4,777	—	4,777	8,878
Stock-based compensation	—	—	—	979	—	—	—	979	—
Exercise of stock options	—	13,938	—	(14)	—	—	—	(14)	—
Issuance of restricted stock awards	—	—	—	(11)	—	—	—	(11)	—
Forfeiture of restricted stock awards	—	(11,438)	—	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(2,767)	—	(24)	—	—	—	(24)	—
Distributions to noncontrolling interests	(4,317)	—	—	—	—	—	—	—	(14,303)
Contributions from noncontrolling interests	307	—	—	—	(378)	—	—	(378)	820
Purchases of equity of noncontrolling interests	4	—	—	(513)	—	—	—	(513)	—
Redemptions of equity of noncontrolling interests	(2,309)	—	—	3,925	—	—	—	3,925	(5,279)
Reclassification/other adjustments	(88)	—	—	—	—	—	—	—	88
Change in fair value of derivative agreements, net of tax	—	—	—	—	—	—	(68)	(68)	—
Change in fair value of noncontrolling interests	2,953	—	—	(2,953)	—	—	—	(2,953)	—
Balance at September 30, 2019	$124,418	32,559,776	$197	$104,671	$(498)	$(178,331)	$(1,801)	$(75,762)	$160,439
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(dollars in thousands, except share data)

		Nine Months Ended September 30, 2019
		Total American Renal Associates Holdings, Inc. Equity (Deficit)
	Noncontrolling Interests Subject to Put Provisions	Common Stock		Additional Paid-in Capital	Receivable from Noncontrolling Interest Holders	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (loss)	Total	Noncontrolling Interests Not Subject to Put Provisions
		Shares	Par Value
Balance at December 31, 2018	$129,099	32,603,846	$196	$105,715	$(506)	$(164,451)	$76	$(58,970)	$168,881
Net income (loss)	7,372	—	—	—	—	(13,880)	—	(13,880)	23,530
Stock-based compensation	—	—	—	3,230	—	—	—	3,230	—
Exercise of stock options	—	22,745	—	53	—	—	—	53	—
Forfeiture of restricted stock awards	—	(31,894)	—	—	—	—	—	—
Vested restricted stock awards withheld on net share settlement	—	(34,921)	1	(363)	—	—	—	(362)	—
Cash dividend equivalents accrual reduction on share-based payments, net	—	—	—	(38)	—	—	—	(38)	—
Distributions to noncontrolling interests	(9,948)	—	—	—	—	—	—	—	(30,301)
Contributions from noncontrolling interests	1,650	—	—	—	8	—	—	8	7,681
Purchases of equity of noncontrolling interests	172	—	—	(8,053)	—	—	—	(8,053)	(623)
Redemptions of equity of noncontrolling interests	(2,309)	—	—	2,597	—	—	—	2,597	(8,817)
Reclassification/other adjustments	(88)	—	—	—	—	—	—	—	88
Change in fair value of derivative agreements, net of tax	—	—	—	—	—		(1,877)	(1,877)	—
Change in fair value of noncontrolling interests	(1,530)	—	—	1,530	—	—	—	1,530	—
Balance at September 30, 2019	$124,418	32,559,776	$197	$104,671	$(498)	$(178,331)	$(1,801)	$(75,762)	$160,439
See accompanying notes to condensed consolidated financial statements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
 (dollars in thousands)

	Nine Months Ended September 30,
Operating activities	2020	2019
Net income (loss)	$25,292	$17,022
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and impairment	26,760	30,585
Amortization of discounts, fees and deferred financing costs	2,433	2,078
Stock-based compensation	5,770	3,230
Deferred taxes	5,622	5,492
Change in fair value of income tax receivable agreement	(1,301)	(1,348)
Loss (gain) on disposal of assets	708	(681)
Other non-cash charges, net	430	4
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,277	(3,832)
Inventories	(252)	3,533
Prepaid expenses and other current assets	(11,333)	(213)
Other assets	(13,937)	4,632
Right-of-use assets and operating lease liabilities	265	(2,420)
Accounts payable	(7,214)	(1,028)
Accrued compensation and benefits	4,366	3,055
Accrued expenses and other liabilities	115,549	(25,006)
Cash provided by operating activities	170,435	35,103
Investing activities
Purchases of property, equipment and intangible assets	(15,809)	(17,905)
Proceeds from sale of clinics	17,167	6,300
Cash paid for acquisitions	—	(6,590)
Cash provided by (used in) investing activities	1,358	(18,195)
Financing activities
Proceeds from revolving credit facility and term loans, net of discounts and fees	60,018	73,387
Payments on long-term debt	(75,158)	(40,983)
Dividends and dividend equivalents paid	(12)	(44)
Proceeds from exercise of stock options	967	53
Repurchase of vested restricted stock awards withheld on net share settlement	(430)	(362)
Distributions to noncontrolling interests	(42,285)	(40,249)
Contributions from noncontrolling interests	4,526	4,684
Purchases of equity of noncontrolling interests	(17,392)	(8,504)
Cash (used in) provided by financing activities	(69,766)	(12,018)

Increase in cash and restricted cash	102,027	4,890
Cash and restricted cash at beginning of period	34,494	55,300
Cash and restricted cash at end of period	$136,521	$60,190

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$1,060	$1,005
Cash paid for interest	17,809	25,420

Supplemental Disclosure of Non-Cash Financing Activities
Non-cash equity impacts of the sale or closure of clinics	1,166	(8,529)
Non-cash non-controlling equity contributions	917	4,655
Change in liability accrued for dividend equivalent payments	7	38
Non-cash purchases of property and equipment	531	—
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

The Company is a national provider of kidney dialysis services for patients suffering from chronic kidney failure, also known as end stage renal disease (“ESRD”) and other kidney diseases. As of September 30, 2020, the Company owned and operated 248 dialysis clinics treating 16,918 patients in 27 states and the District of Columbia. The Company’s operating model is based on shared ownership of its facilities with physicians, known as nephrologists, who specialize in treating kidney-related diseases in the local market served by the clinic. Substantially all clinics are maintained as separate joint ventures (“JV”) in which the Company has a controlling interest and its local nephrologist partners have noncontrolling interests.

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. The Company’s condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and variable interest entities (“VIEs”) that operate its clinics (“joint ventures”). For its joint ventures, the Company has determined that a majority voting interest and/or contractual rights granted to it provide the Company with the ability to direct the activities of these entities, and therefore the Company has determined that it is the primary beneficiary of these entities. Accordingly, the financial results of these joint ventures are fully consolidated into the Company’s operating results. The equity interests of the outside investors in the equity and results of operations of these consolidated entities are accounted for and presented as noncontrolling interests. All significant intercompany balances and transactions of the Company’s wholly owned subsidiaries and joint ventures, including management fees from subsidiaries, are eliminated in consolidation. Refer to “Note 7 — Variable Interest Entities.”

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The most significant assumptions and estimates underlying these financial statements and accompanying notes involve revenue recognition and provisions for uncollectible accounts, impairments and valuation adjustments, the useful lives of property and equipment, fair value measurements, accounting for income taxes, acquisition accounting valuation estimates, commitments and contingencies and stock-based compensation. Specific risks and contingencies related to these estimates are further addressed within the notes to the condensed consolidated financial statements.

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

During March 2020, the Company determined that the economic disruptions and unprecedented market volatilities and uncertainties resulting from the COVID-19 outbreak represented indicators of impairment for its indefinite-life and long-lived assets, including its tradename. As a result, the Company performed interim impairment tests of its indefinite-life and long-lived assets during March 2020, which resulted in no impairment.

The Company is carefully monitoring the impact of the COVID-19 pandemic on its operating and financial performance. The amounts and types of revenue, expense, and cash flow impacts will be dependent on numerous factors, including the nature of the COVID-19 pandemic’s current outbreaks and activity levels, such as its rate of spread and duration; the legal, regulatory, and administrative developments related to the pandemic at federal, state, and local levels; and the Company’s infectious disease prevention and control efforts. The Company performed a qualitative assessment of its indefinite life and long-lived assets for impairment as of September 30, 2020 considering these factors, which resulted in no impairment.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

CARES Act Provider Relief Fund

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act includes $100 billion in funds to be provided to hospitals and other healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured individuals are able to obtain testing and treatment for COVID-19. On April 10, 2020, the Centers for Medicare and Medicaid Services (“CMS”), which is part of the United States Department of Health and Human Services (“HHS”), began distribution of $30 billion of the funds to providers based on the provider’s share of total Medicare fee-for-service reimbursements in 2019. As part of this distribution, the Company’s facilities received $26,598 of grant funds during April 2020. As of September 30, 2020, the Company has utilized $16,822. In accordance with the current guidance issued by HHS, the Company can utilize these funds through June 30, 2021, at which point any unused funds will be returned. The Company’s ability to utilize and retain some or all of the provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19, as well as the guidelines and rules of the program, which will ultimately determine how these funds can be used to offset lost revenue and increased expenses associated with the COVID-19 pandemic.

For the three and nine months ended September 30, 2020, we incurred an additional $5,649 and $14,261, respectively, in operating expenses as a result of the measures we have taken in response to COVID-19, of which $5,062 and $13,429, respectively, of these additional expenses were offset by grant funds received under the CARES Act during the three and nine months ended September 30, 2020. In addition, during the three and nine months ended September 30, 2020, Company recognized other income of $1,920 and $3,393, respectively, by applying grant funds on account of lost revenues net of direct patient care costs.

Temporary Suspension of the Automatic 2% Reduction of Medicare Program Payments, Known as “Sequestration”

The CARES Act suspended for the period from May 2020 through December 2020 the 2% Medicare reimbursement reduction that has been in place since April 1, 2013. For the three and nine months ended September 30, 2020 the Company received patient service operating revenues of $1,675 and $2,797, respectively, from this suspension.

Medicare Accelerated and Advance Payment Program

In March 2020, in an action unrelated to the CARES Act, CMS expanded its existing Accelerated and Advance Payment Program to a broader group of Medicare providers and suppliers for the duration of the COVID-19 public health emergency. Payments under this program are intended to provide necessary funds when there is a disruption in Medicare claims submission and/or claims processing. The Company’s facilities requested 100% of the Medicare fee-for-service payment amount for a three-month period. CMS approved the Company’s requests for substantially all of the clinics. Medicare advance payments will be reduced by 25% to recoup the funds advanced for eleven months beginning April 2021. If the advance payments have not been fully recouped by March 2022, the payments will be reduced by 50% until all advance payments have been recouped. As of September 30, 2020, the Company’s facilities applied for and received an aggregate of $83,196 in advanced payments under this program. As of September 30, 2020, $40,770 is classified as Accrued expenses and other current liabilities and $40,770 is classified as Other long-term liabilities on the accompanying condensed consolidated balance sheets.

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
The Company maintains a usual and customary fee schedule for dialysis treatments and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. For Medicare programs, the Company receives 80% of the payment directly from Medicare as established under the United States government’s bundled payment system. The transaction prices for contracted payors are based on contracted rates. For other payors, the Company determines the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments which result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with the Company’s policy, and/or implicit price concessions. The Company determines its estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance and historical collection experience. The Company determines its estimates of implicit price concessions based on its historical collection experience with each payor, and when no prior experience exists, it considers information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for an unconditional right to payment are presented as net accounts receivable on the accompanying condensed consolidated balance sheets.
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
Net adjustments arising from a change in the transaction price in instances when the performance obligation was satisfied prior to January 1, 2020 were immaterial for the three and nine months ended September 30, 2020. Net adjustments arising from a change in the transaction price in instances where the performance obligation was satisfied prior to January 1, 2019 were immaterial for the three and nine months ended September 30, 2019. These changes in transaction price are mostly attributable to an adjustment for balances with non-contracted payors. When the Company obtains new information, such as actual cash receipts, it adjusts the estimated transaction price.
Amounts pending approval from third-party payors associated with Medicare recovery claims as of September 30, 2020 and December 31, 2019, other than standard monthly billing, consisted of $22,244 and $17,509, respectively. As of September 30, 2020, $22,244 is classified as Other long-term assets. As of December 31, 2019, $9,284 is classified as Prepaid expenses and other current assets and $8,225 is classified as Other long-term assets.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The composition of patient care service revenue by payment source is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenues by Payor:	2020	2019	2020	2019
Medicare and Medicare Advantage	69%	69%	69%	68%
Commercial and other(1)	27%	26%	27%	27%
Medicaid and Managed Medicaid	4%	5%	4%	5%
Other(2)	—%	—%	—%	—%
	100%	100%	100%	100%
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
On August 3, 2020, the Company sold substantially all the operating assets of four dialysis clinics in Pennsylvania and received combined cash consideration of $16,932. The transactions resulted in the recognition of a combined loss of $293, which is included as an increase to general and administrative expenses in the three and nine months ended September 30, 2020.

4. ASSETS HELD FOR SALE AND GOODWILL

As of September 30, 2020, the Company presented real estate properties in South Carolina, Ohio and Texas that met the criteria as held for sale as a single asset and liability in its financial statements and recognized a valuation allowance, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. As of December 31, 2019, the Company presented certain clinics in Pennsylvania, Ohio and New Jersey and other property that met the criteria as held for sale as a single asset and liability in its financial statements and recognized a valuation allowance, as necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. As of September 30, 2020, certain assets that had met the criteria as held for sale as of December 31, 2019 no longer met those criteria and therefore were reclassified out of held for sale to their respective accounts. As discussed in “Note 3 — Divestitures”, on August 3, 2020, the Company sold assets in certain Pennsylvania clinics.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The following table summarizes the activity in held for sale during the nine months ended September 30, 2020, and provides a summary of the major categories of assets and liabilities that are reported as held for sale on the Condensed Consolidated Balance Sheets:

	As of December 31, 2019	Divestitures	Reclassifications out of Held for Sale	Other Operational Activity	As of September 30, 2020
Land	$540	$—	$(55)	$—	$485
Inventories	265	(197)	(136)	68	—
Prepaid expenses and other current assets	20	(13)	(6)	(1)	—
Property and equipment, net	10,705	(4,371)	(1,022)	(1,718)	3,594
Operating lease right-of-use assets	5,408	(2,984)	(913)	(1,511)	—
Goodwill	34,184	(10,551)	(23,633)	—	—
Valuation allowance on disposal group(1)	(1,023)	290	—	733	—
Total assets held for sale	$50,099	$(17,826)	$(25,765)	$(2,429)	$4,079

Operating lease liabilities	$5,767	$(3,296)	$(916)	$(1,555)	$—
Total liabilities held for sale	$5,767	$(3,296)	$(916)	$(1,555)	$—
(1) The Company adjusted the carrying value to fair value less costs to sell for certain held for sale assets.

Goodwill

Changes in goodwill during the nine months ended September 30, 2020 were as follows:

Balance at December 31, 2019	$538,609
Classification out of held for sale	23,633
Balance at September 30, 2020	$562,242

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

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no changes in the methodologies used at September 30, 2020.

Derivative agreements—See “Note 9 — Debt” for a discussion of the Company’s methodology for estimating fair value of interest rate swap and interest rate cap agreements.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Income Tax Receivable Agreement—The fair value of the Company’s income tax receivable agreement, entered into on April 26, 2016 in connection with the Company’s initial public offering (“TRA”), relies upon both Level 2 data and Level 3 data. The liability is remeasured at fair value each reporting period with the change in fair value recognized as Change in fair value of income tax receivable agreement in the Company’s Condensed Consolidated Statements of Operations. The fair value is calculated using a Monte Carlo simulation-based approach that relies on significant assumptions about the Company’s stock price, stock volatility and risk-free rate as well as the timing and amounts of options exercised. Changes in assumptions based on future events, including the price of the Company’s common stock, will impact the fair value for the TRA. See “Note 14 — Related Party Transactions” for further discussion of the TRA.

Noncontrolling interests subject to put provisions—See “Note 8 — Noncontrolling Interests Subject to Put Provisions” for a discussion of the Company’s methodology for estimating fair value of noncontrolling interests subject to put provisions.

Transfers among levels are calculated on values as of the transfer date. There were no transfers into or out of Level 3 during the nine months ended September 30, 2020 and the year ended December 31, 2019.

	September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$161	$—	$161	$—
Total Assets	$161	$—	$161	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable with a portion included in Accrued expenses and other current liabilities)	$540	$—	$—	$540
Interest rate swap agreement (included in Accrued expense and other current liabilities)	1,406	—	1,406	—
Interest rate swap agreement (included in Other long-term liabilities)	632	—	632	—
Total Liabilities	$2,578	$—	$2,038	$540
Temporary Equity
Noncontrolling interests subject to put provisions	$112,510	$—	$—	$112,510

	December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets
Interest rate derivative agreements (included in Prepaid expenses and other current assets)	$143	$—	$143	$—
Total Assets	$143	$—	$143	$—
Liabilities
Tax Receivable Agreement Liability (included in Income tax receivable agreement payable)	$3,000	$—	$—	$3,000
Interest rate swap agreement (included in Accrued expenses and other current liabilities)	783	—	783	—
Interest rate swap agreement (included in Other long-term liabilities)	725	—	725	—
Total Liabilities	$4,508	$—	$1,508	$3,000
Temporary Equity
Noncontrolling interests subject to put provisions	$126,483	$—	$—	$126,483

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The following table provides the fair value rollforward for the nine months ended September 30, 2020 for the TRA liability, which is classified as a Level 3 financial instrument:

Balance at December 31, 2019	$3,000
Options exercised and dividend equivalent payment vesting	(1,159)
Total realized/unrealized losses:
Included in earnings and reported as Change in fair value of income tax receivable agreement	(1,301)
Balance at September 30, 2020	$540

There are no unrealized gains or losses reported in Other Comprehensive Income related to Level 3 financial instruments.

The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature.

The fair value of the Company’s debt is estimated using Level 2 inputs based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The Company estimated the fair value of the 2017 Term B Loan Facility, as defined in “Note 9 — Debt” to be $408,672 as of September 30, 2020, compared to a carrying value of $422,400. As of December 31, 2019, the Company estimated the fair value of the first lien term loans to be $407,550 compared to the carrying value of $429,000.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued compensation and benefits consist of the following:

	September 30, 2020	December 31, 2019
Accrued compensation	$24,719	$24,526
Accrued vacation pay	16,843	12,670
	$41,562	$37,196

Accrued expenses and other current liabilities consist of the following:

	September 30, 2020	December 31, 2019
Refunds due to payors	$31,287	$20,085
Deferred revenue - advanced payments from CMS — Current portion	40,770	—
Cares Act grant funds not utilized	9,874	—
Accrued settlements (Note 16)	3,056	6,573
Accrued legal expenses	11,686	1,700
Other	10,678	9,235
	$107,351	$37,593

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

The Company relies on the operating activities of certain entities for which it does not own the majority voting interest, but over which it has indirect influence and of which it is considered the primary beneficiary. These entities are subject to the consolidation guidance applicable to VIEs. As of September 30, 2020, these consolidated financial statements include total assets of these VIEs of $24,436 and total liabilities of these VIEs to third parties of $25,499.

Term Loan Holdings

The Company has determined that it is not the primary beneficiary under VIE accounting guidance for Term Loan Holdings LLC (“Term Loan Holdings”), a related party to which the Company previously owed certain debts. Based on its involvement with Term Loan Holdings, the Company does not have the power to direct the activities which most significantly impact Term Loan Holding’s economic performance, and therefore this entity is not included in the Company’s condensed consolidated financial statements. The Company’s financial responsibility to repay the loans under its guarantee of a proportionate share of each clinic’s borrowing was not a factor in the Company’s assessment of the power criterion. The maximum exposure to loss with respect to Term Loan Holdings was limited to the proportion of the assigned clinic loans which the Company guaranteed. During the three months ended September 30, 2020, the Company repaid the remaining amounts due to Term Loan Holdings. See “Note 14 — Related Party Transactions.”

8. NONCONTROLLING INTERESTS SUBJECT TO PUT PROVISIONS

The Company is party to agreements which contain put provisions which require the Company to purchase a portion or all of the noncontrolling interests held by third parties in certain of its consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods or, in certain cases, upon the occurrence of specific events, including the sale of all or substantially all of the Company’s assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate vesting of the put. The Company has evaluated the applicable terms and determined that none of the put rights are mandatorily redeemable. Some of these put rights accelerated as a result of the Company’s IPO. If the remaining unexercised put rights were exercised, the Company would be required to purchase all or a portion of the third-party owners’ noncontrolling interests at the estimated fair value as defined within the put provisions. As of September 30, 2020, the noncontrolling interests subject to put provisions are reported at the greater of the carrying value or estimated fair value for accounting purposes. As of December 31, 2019, the majority of the noncontrolling interests subject to put provisions were reported at the greater of the carrying value or estimated fair value for accounting purposes while some of the noncontrolling interests subject to put provisions were stated at the contractual estimated fair value, as outlined in each specific put provision (“redemption value”). The put rights of the noncontrolling interest holders were determined based on inputs that are not readily available in public markets or able to be derived from information available in publicly quoted markets. As such, the Company categorizes the put options of the noncontrolling interest holders as Level 3.

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

As of December 31, 2019, the Company had recorded within Noncontrolling Interests Subject to Put Provisions certain noncontrolling interests with an estimated redemption value of $17,303.

The Company’s computation of the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests as of September 30, 2020 and December 31, 2019 is set forth below:

	September 30, 2020	December 31, 2019
Redemption value	$—	$17,303
Estimated fair values for accounting purposes	—	1,647
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	$—	$15,656

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions:

	September 30, 2020	December 31, 2019
Noncontrolling interests subject to put provisions stated at estimated fair value for accounting purposes	$112,510	$110,827
Difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	15,656
Noncontrolling interests subject to put provisions stated at maximum redemption value	$112,510	$126,483

In addition, the tables below set forth a reconciliation of noncontrolling interests subject to put provisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Change in estimated fair value for accounting purposes	$1,414	$1,792	$980	$(2,407)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	1,161	703	877
Total change in fair value of noncontrolling interests subject to put provisions stated at maximum redemption	$1,414	$2,953	$1,683	$(1,530)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

9. DEBT

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
2017 Credit Agreement - Term B Loan Facility	$422,400	$429,000
2017 Credit Agreement - Revolving Credit Facility	68,000	64,500
Assigned Clinic Loans due to Term Loan Holdings	—	866
Other Term Loans	83,413	92,958
Other Lines of Credit	3,594	5,006
Finance Lease Obligations	7,495	7,780
	584,902	600,110
Less: discounts and fees, net of accumulated amortization	(10,183)	(12,496)
Less: current maturities	(35,931)	(38,779)
	$538,788	$548,835

Scheduled maturities of long-term debt as of September 30, 2020 are as follows:

2020 (remainder)	$15,270
2021	27,191
2022	90,694
2023	19,932
2024	416,144
Thereafter	15,671
$584,902

During the nine months ended September 30, 2020, the Company made mandatory principal payments of $6,600 under the 2017 Credit Agreement (as defined below).

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
2017 Term B Loan Facility

The 2017 Credit Agreement includes provisions requiring ARH to offer to prepay term B loans in an amount equal to (i) the net cash proceeds above certain thresholds received from (a) asset sales and (b) casualty events resulting in the receipt of insurance proceeds, subject to customary provisions for the reinvestment of such proceeds, (ii) the net cash proceeds from the incurrence of debt not otherwise permitted under the 2017 Credit Agreement, and (iii) a percentage of consolidated excess cash flow retained in the business from the preceding fiscal year minus voluntary prepayments. There is no prepayment required as of September 30, 2020.

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
For the period from April 26, 2019 until September 4, 2019, the date on which ARH has delivered the condensed consolidated unaudited financial statements for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the term B loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.50% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.00% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of September 30, 2020, interest payable quarterly was 5.15% per annum.
2017 Revolving Credit Facility

The 2017 Revolving Credit Facility of $100,000 is available through its maturity date of June 2022. Any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, the ABR Rate or LIBOR, adjusted for changes in Eurodollar reserves, plus, in each case, an applicable margin priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries. The commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility is also priced off a grid based upon the consolidated total net leverage ratio of ARH and its restricted subsidiaries, and as of September 30, 2020, the fee was 0.50%. In the three months ended September 30, 2020, the Company paid down $32,000 under its 2017 Revolving Credit Facility for a total of $68,000 of borrowings outstanding as of September 30, 2020, which had an interest rate of 5.05%.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. These include covenants that restrict ARH’s and its restricted subsidiaries’ ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The 2017 Credit Agreement events of default, representations and warranties, mandatory prepayments and affirmative and negative covenants are substantially the same as those under the prior first lien credit agreement; provided that the 2017 Credit Agreement contains additional exceptions to the negative covenants that increase the amount ARH and its restricted subsidiaries can use to make restricted payments and increases the flexibility for ARH and its restricted subsidiaries to undertake permitted acquisitions. As of September 30, 2020, ARH was in compliance with all covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6:1 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment a maximum consolidated net leverage ratio maintenance financial covenant of 7:1 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of September 30, 2020, the Company was in compliance with the applicable consolidated net leverage ratio.
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
The Company’s clinic-level debt including third-party term loans and lines of credit totaling $87,007 as of September 30, 2020 had maturities ranging from October 2020 to December 2028 and interest rates ranging from 2.96% to 6.55%. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. The Company has in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of the Company’s clinics as a result of clinic performance issues or otherwise. For example, due to the factors that led to the restatement in 2019 of previously issued consolidated financial statements (the “Restatement”) and the Company’s material weaknesses, the Company failed to, among other things, timely deliver certain financial statements to these lenders as required, resulting in defaults under the applicable loan documents. The Company obtained individual waivers or forbearances for the Assigned Clinic Loans and substantially all of its third-party clinic lenders. More recently, the Company entered into agreements on May 6, 2020 with certain of its third-party clinic lenders waiving defaults arising from certain financial covenants at the clinic level. Pursuant to these agreements, the Company agreed to prepay up to an aggregate of $7,589 during 2020 and up to an aggregate of $10,506 during the second quarter of 2021 of the outstanding clinic-level debt, depending on the satisfaction of certain financial covenants for these clinic loans. Of these amounts, the Company is responsible for up to $4,274 and $5,318, respectively, and the Company’s physician partners are responsible for the remainder. As of September 30, 2020, the Company did not meet the covenants for certain loans totaling $1,943, and therefore reclassified the $634 noncurrent portion of such loans to the Current portion of long-term debt accompanying condensed consolidated balance sheet.
As more fully described in “Note 18 — Subsequent Events”, on October 1, 2020, the Company entered into a Merger Agreement. Among other matters, under the Merger Agreement the Company agreed to limit its drawdowns under the 2017 Revolving Credit Facility through the date of the closing of the proposed merger to $2,000 plus any fees incurred and limit total additional borrowings to $4,000.
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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

As a result of the application of hedge accounting treatment, to the extent the 2017 Swap is effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of September 30, 2020, the instruments were perfectly effective and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended September 30, 2020. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. The unrealized pretax (gain) loss of $(630) and $1,320 related to the interest rate swap agreement was recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2020, respectively, and the unrealized pretax losses of $98 and $1,168 related to the interest rate swap agreement was recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2019, respectively. See “Note 5 — Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of September 30, 2020 and December 31, 2019.

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

As a result of the application of hedge accounting treatment, to the extent the Caps are effective, the unrealized gains and losses related to the derivative instrument are recorded in accumulated other comprehensive income (loss) and are reclassified into operations in the same period in which the hedged transaction affects earnings. As a result of adopting ASU 2017-12, beginning in the first quarter of 2019, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in accumulated other comprehensive income (loss). Those amounts are reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. Hedge effectiveness is tested quarterly. As of September 30, 2020, the instruments were perfectly effective for accounting purposes, and no amounts were reclassified from accumulated other comprehensive income (loss) into income during the three months ended September 30, 2020. Neither the Company nor ARH uses derivative instruments for trading or speculative purposes. There was no impact during the three months ended September 30, 2020. The associated unrealized pretax loss of $1,058 was recorded in accumulated other comprehensive loss during the nine months ended September 30, 2020. The associated unrealized pretax losses of $136 and $1,025 were recorded in accumulated other comprehensive loss during the three and nine months ended September 30, 2019, respectively. See “Note 5 — Fair Value Measurements” for the fair value of the derivative instruments and location on the balance sheet as of September 30, 2020 and December 31, 2019.

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

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

As more fully described within “Note 5 — Fair Value Measurements,” the Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value of the derivative instruments are recorded at fair value based upon valuation models utilizing the income approach and commonly accepted valuation techniques that use inputs from closing prices for similar assets and liabilities in active markets as well as other relevant observable market inputs at quoted intervals such as current interest rates, forward yield curves, and implied volatility. The Company does not believe the ultimate amount that could be realized upon settlement would be materially different from the fair values currently reported.

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

The Company leases certain facilities from noncontrolling interest members or entities under the control of noncontrolling interest members. Rent expense under these lease arrangements was $2,833 and $2,824 in the three months ended September 30, 2020 and 2019, respectively. Rent expense under these lease arrangements was $8,606 and $8,478 in the nine months ended September 30, 2020 and 2019, respectively. The Company subleases space at certain of these facilities to the noncontrolling interest members. Rental income under these sublease arrangements, which extended to 2033, amounted to $217 and $260 in the three months ended September 30, 2020 and 2019, respectively. Rental income under these sublease arrangements, which extend to 2033, amounted to $682 and $768 in the nine months ended September 30, 2020 and 2019, respectively. Future income of $2,460 due from these related parties are included in sublease income presented below. The Company subleases space in certain of its facilities to nephrologist partners at market values under non-cancelable operating leases expiring in various years through 2033. Rental income under all subleases, including those noted above, was $464 and $445 in the three months ended September 30, 2020 and 2019, respectively. Rental income under all subleases, including those noted above, was $1,399 and $1,361 in the nine months ended September 30, 2020 and 2019, respectively.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$8,110	$8,086	$24,575	$23,801
Finance lease cost:
Amortization of right-of-use assets	165	143	494	432
Interest on lease liabilities	175	141	530	421
Short-term lease cost (1)	69	77	239	225
Variable lease cost	2,619	2,232	8,321	7,439
Less: Sublease income	(464)	(445)	(1,399)	(1,361)
Total lease cost	$10,674	$10,234	$32,760	$30,957
_____
(1)Short-term leases are leases having a term of twelve months or less. The Company elected to recognize short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
Other Information	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,899	$23,856
Operating cash flows from finance leases	530	421
Financing cash flows from finance leases	274	189
Right-of-use assets obtained in exchange for new or modified lease obligations:
Operating leases	16,043	16,756
Finance leases	—	—

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

Supplemental balance sheet information related to leases was as follows:

	As of September 30, 2020	As of December 31, 2019
Operating Leases
Operating lease right-of-use assets	$135,563	$133,899

Current portion of operating lease liabilities	$23,713	$22,061
Long-term operating lease liabilities, less current portion	124,043	123,792
Total operating lease liabilities	$147,756	$145,853

Finance Leases
Property and equipment, at cost	$7,487	$7,499
Accumulated depreciation	(1,082)	(588)
Property and equipment, net	$6,405	$6,911

Current portion of long-term debt	$424	$390
Long-term debt, less current portion	7,071	7,390
Total finance lease liabilities	$7,495	$7,780

Weighted Average Remaining Lease Term
Operating leases	6.9 years	7.1 years
Finance leases	10.3 years	10.9 years
Weighted Average Discount Rate
Operating leases	7.0%	7.0%
Finance leases	9.8%	9.7%

Future minimum lease payments under noncancelable operating leases, net of sublease receipts and finance leases as of September 30, 2020, are as follows:

Year Ended December 31,	Operating Leases	Less: Sublease Income	Net Operating Lease	Finance Leases
2020 (excluding the nine months ended September 30, 2020)	$8,390	$397	$7,993	$274
2021	33,009	1,610	31,399	1,107
2022	30,868	1,631	29,237	1,123
2023	26,453	1,115	25,338	1,140
2024	22,014	603	21,411	1,187
Thereafter	68,027	2,573	65,454	7,532
Total minimum lease payments	$188,761	$7,929	$180,832	$12,363
Less: amount representing interest	41,005			4,868
Present value of lease liabilities	$147,756			$7,495

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

As of September 30, 2020, the Company has additional operating and finance lease obligations that have not yet commenced of $1,028 and $992, respectively. These leases are expected to commence during fiscal year 2021, each with a lease term of 10 years.

11. INCOME TAXES

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

The Company’s effective income tax rates for the three months ended September 30, 2020 and 2019 were (1.1)% and (187.0)%, respectively, and (6.5)% and (134.0)% for the nine months ended September 30, 2020 and 2019, respectively. These rates differ from the federal statutory rate of 21% principally due to the Company’s adoption of alternate tax methods as more fully described below, the portion of pre-tax income that is allocable to noncontrolling interests from the Company’s joint venture subsidiaries, which are pass-through entities for income tax purposes, the valuation allowance, as well as the change in fair value of the TRA liability, which is not deductible for income tax purposes, and also other non-deductible expenses.

The CARES Act increases the tax deduction for net operating losses from 80% to 100% for 2018 through 2020, allows net operating losses generated in 2018 through 2020 to be carried back up to five years and increases the deductible interest expense limit from 30% to 50% of taxable EBITDA. The CARES Act also permits the acceleration of tax depreciation related to certain classes of assets placed in service in prior years and increases the charitable contribution limitation from 10% to 25% for the year ended December 31, 2020. As a result of these statutory changes, during the nine months ended September 30, 2020, the Company determined it will be able to carry its 2019 net operating losses of $22,437 back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $3,141, which is included in income tax expense in the accompanying Condensed Consolidated Statements of Operations. As a result of the CARES Act, the Company released $3,398 of valuation allowance during the nine months ended September 30, 2020. The Company continues to evaluate the impact of the CARES Act and takes into consideration the impact it may have on its overall tax provision.

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

12. STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2020 and 2019, stock-based compensation expense was reflected in the accompanying Condensed Consolidated Statements of Operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Patient care costs	$157	$153	$540	$501
General and administrative	1,373	826	5,230	2,729
Total stock-based compensation before tax	$1,530	$979	$5,770	$3,230

Stock Options

On April 7, 2016, the Company approved the 2016 Omnibus Incentive Plan (the “2016 Plan”). The 2016 Plan authorized the Company to issue options and other awards to directors, officers, employees, consultants and advisors to purchase up to a total of 4,000,000 shares of common stock. As of September 30, 2020, options to purchase an aggregate of 1,379,891 shares of common stock were available for future grants under the 2016 Plan. Additionally, there were stock options outstanding under previous stock option plans as of September 30, 2020.

 The assumptions used for options granted to acquire common stock during 2020 and the fair value at the date of grant under the 2016 Plan are noted in the following table:

Nine Months Ended September 30, 2020
Expected Volatility	65%
Weighted average expected terms in years	6.0
Weighted average risk-free interest rate	0.28%
Expected annual dividend yield	—%
Weighted average grant-date fair value	$3.62

Information concerning options activity for options under all option plans to acquire common stock is summarized as follows:

	Nine Months Ended September 30, 2020
	Number of options	Weighted-average exercise price
Options outstanding as of January 1, 2020	4,803,146	$12.29
Granted	241,260	6.80
Exercised	(907,354)	1.62
Forfeited/Canceled	(389,637)	16.00
Options outstanding as of September 30, 2020	3,747,415	$14.17
Vested and expected to vest as of September 30, 2020	3,747,415	$14.17
Exercisable as of September 30, 2020	2,295,990	$12.41

Restricted Stock Awards

Employees and directors are eligible to receive grants of restricted stock, which entitle the holder to shares of common stock as the awards vest. The Company determines stock-based compensation expense using the fair value method. The fair value of restricted stock is equal to the closing sale price of the Company’s common stock on the date of grant.

In March 2018, the Company granted approximately 95,000 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $22.33. These awards will vest at the end of the three-year

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

service period and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards have not been achieved as a result of the Restatement and the Company’s operating performance during the applicable periods, but that the remaining performance conditions are achieved but not vested as of September 30, 2020.

In December 2019, the Company granted approximately 51,500 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $10.19. These awards will vest over the three-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of defined performance metrics. The Company has determined that certain of the performance conditions for these awards will not be achieved as a result of the Company’s operating performance during the applicable periods, but that the remaining performance conditions are probable of achievement as of September 30, 2020.

In March 2020, the Company granted approximately 280,953 performance-based restricted stock awards to certain executives, with a weighted average grant date fair value per share of $7.58. These awards will vest over the two-year service period, and the quantity of awards that vest is dependent upon the Company’s achievement of a defined performance metric with multiple performance levels. The Company has determined that an amount between the threshold and target performance levels is probable of achievement and has expensed the awards to this extent as of September 30, 2020.

The Company issued 562,062 of restricted stock awards in during the nine months ended September 30, 2020, in addition to the performance-based restricted stock awards noted above.

As of September 30, 2020, a total of 1,006,188 shares of restricted stock were unvested and outstanding, which results in unamortized stock-based compensation of $5,180 to be recognized as stock-based compensation expense over the remaining weighted-average vesting period of 1.48 years.

A summary of restricted stock award activity is as follows:

	Nine Months Ended September 30, 2020
	Number of shares	Weighted-average grant date fair value per award
Unvested as of January 1, 2020	579,283	$15.01
Granted	843,015	7.58
Vested	(232,395)	14.44
Forfeited/Canceled	(183,715)	10.00
Unvested as of September 30, 2020	1,006,188	$9.37

Stock Option Modification

In March 2020, the Company entered into a Transition Services Agreement with an executive, which included terms to modify the vesting conditions of outstanding awards. These modifications are treated as an option modification and the Company accounted for the option modification under ASC Topic 718, Compensation - Stock Compensation. As a result of these modifications, the Company recognized $(48) and $222 of additional stock compensation expense during the three and nine months ended September 30, 2020, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic
Net (loss) income attributable to American Renal Associates Holdings, Inc.	$(2,691)	$4,777	$(9,130)	$(13,880)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	(1,161)	(703)	(877)
Net (loss) income attributable to common shareholders	$(2,691)	$3,616	$(9,833)	$(14,757)
Weighted-average common shares outstanding	33,472,127	32,281,818	32,931,503	32,248,791
(Loss) earnings per share, basic	$(0.08)	$0.11	$(0.30)	$(0.46)
Diluted
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(2,691)	$4,777	$(9,130)	$(13,880)
Change in the difference between the redemption value and estimated fair value for accounting purposes of the related noncontrolling interests	—	(1,161)	(703)	(877)
Net income (loss) attributable to common shareholders for diluted earnings per share calculation	$(2,691)	$3,616	$(9,833)	$(14,757)
Weighted-average common shares outstanding, basic	33,472,127	32,281,818	32,931,503	32,248,791
Weighted-average common shares outstanding, assuming dilution	33,472,127	33,618,723	32,931,503	32,248,791
Earnings (loss) per share, diluted	$(0.08)	$0.11	$(0.30)	$(0.46)
Outstanding options and restricted stock excluded as impact would be anti-dilutive	3,142,845	2,013,920	3,012,959	2,940,936

14. RELATED PARTY TRANSACTIONS

Term Loan Holdings

The Company partly financed clinic development costs of some of its JV subsidiaries by providing intercompany term loans and revolving loans through its wholly owned operating subsidiary American Renal Associates LLC (“ARA OpCo”). On April 26, 2016, the Company transferred substantially all of the then existing intercompany term loans (“assigned clinic loans”) provided to its JV subsidiaries by ARA OpCo to a newly formed entity, Term Loan Holdings LLC (“Term Loan Holdings”), which ownership interest was distributed to pre-IPO stockholders (affiliates of Centerbridge and certain of the Company’s current and former directors and executive officers) pro rata in accordance with their ownership in the Company. In July 2020, the remaining assigned clinic loan fully matured and was repaid.

Income Tax Receivable Agreement

On April 26, 2016, the Company entered into the TRA for the benefit of its pre-IPO stockholders, including Centerbridge and certain of its executive officers. The TRA provides for the Company to pay its pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that are actually realized as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of ) any compensatory stock option issued by the Company that is outstanding (whether vested or unvested) as of April 20, 2016, which is the record date set by the board of directors of the Company for this distribution. The Company recorded an estimated liability of $23,400 based on the fair value of the TRA as of April 20, 2016. As of September 30, 2020, the Company’s total liability under the TRA is estimated to be $2,149, including the fair value of the financial instrument of $540 as well as accrued but unpaid obligations of $1,609. The

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

current portion of $634 is included as a component of other accrued expenses on the Condensed Consolidated Balance Sheet. The Company paid no amount under the TRA for the three and nine months ended September 30, 2020 or 2019.

Due from Related Party

The Company entered into agreements with certain clinics, the members of which are also noncontrolling interest shareholders, to provide for various facility buildouts. In connection with these agreements, the Company provided financing in the initial total amount of $3,142. As of September 30, 2020, the loans had maturities ranging from March 2026 to September 2033 and interest rates ranging from 6.0% to 8.1%, with a weighted average interest rate of 6.1%. Fixed principal and interest payments with respect to such loans are payable monthly. As of September 30, 2020, the remaining balance to be paid to the Company was $2,886, of which $226 is included in Prepaid expenses and other current assets and $2,660 is included in Other long-term assets on the Condensed Consolidated Balance Sheet.

Transactions with Executive Officer

The Company licenses software relating to electronic medical record solutions from Kinetic Decision Solutions LLC (“Kinetic”) which is owned 51% by an executive officer of the Company, and 2.5% by his spouse. The executive is also Co-Founder, Chief Executive Officer and Managing Partner of Kinetic. Under the terms of this arrangement, the Company paid to Kinetic $257 and $232 during each of the nine months ended September 30, 2020 and 2019, respectively.

The executive officer and his spouse, through a trust in which the executive officer’s spouse is trustee and beneficiary, are partners in certain of the Company’s clinic JVs. The clinics in which the executive officer and/or his spousal trust have an ownership interest all receive intercompany revolving loans made through the Company, and have a portion of their financing in the form of term loans held by Term Loan Holdings. As of September 30, 2020, the aggregate principal amount outstanding of the intercompany revolving loans and assigned clinic loans made to the Company’s joint ventures in which the executive officer and/or his spousal trust have an ownership interest was approximately $1,704. As of September 30, 2020, such loans had maturities ranging from August 2022 to August 2024, with a weighted average maturity of approximately 2.84 years (August 2023), and interest rates ranging from 4.08% to 4.62%, with a weighted average interest rate of 4.35%. Fixed principal and interest payments with respect to such loans are payable monthly. Each loan is secured by the assets of the applicable joint venture clinic and is, and will continue to be, guaranteed by the Company and the executive officer and/or his spousal trust in proportion to each party’s ownership interests in the applicable joint venture. Based on their proportionate ownership interest in such joint ventures, the executive officer and/or his spousal trust guaranteed approximately $557 of such outstanding loans as of September 30, 2020.

Consulting Agreement with Board Member

ECG Ventures, Inc., an entity wholly owned by a member of the Board provided consulting services to the Company in the amount of $275 during the three months ended September 30, 2020.

15. COMMITMENTS AND CONTINGENCIES

Income Tax Receivable Agreement

As described in “Note 14 — Related Party Transactions,” the Company is a party to the TRA under which it is contractually committed to pay its pre-IPO stockholders on a pro rata basis 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it actually realizes (or are deemed to realize in the case of an early termination payment by the Company, or a change of control, as discussed below) as a result of any option deductions (as defined in the TRA). The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount and timing of taxable income the Company generates in the future, changes in the income tax rate, whether and when any relevant stock options, as defined in the TRA, are exercised and the value of its common stock at the time of such exercise.

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

In October 2018, the Staff of the SEC requested that the Company voluntarily provide documents and information relating to certain revenue recognition, collections and related matters. Following receipt of the SEC request, the Company responded by producing documents and information to the Staff. On March 27, 2019, the Company filed a Current Report on Form 8-K (the “March 27 Form 8-K”) that described, among other things, certain preliminary findings arising from the review being conducted by the Audit Committee of the Board, which commenced following receipt of the SEC request. On March 28, 2019, the Company received a subpoena from the Staff of the SEC, which reiterated the SEC’s prior request and required the production of additional documents and information relating to the matters disclosed in the March 27 Form 8-K and related matters. The Company has since received additional subpoenas for documents and other requests from the SEC related to this investigation and may receive more in the future. The SEC has also issued subpoenas for testimony to certain current and former Company employees. The Company has cooperated fully with this investigation and will continue to do so.

Shareholder and Derivative Claims

On March 28, 2019 and April 19, 2019, putative shareholder class action complaints were filed in the United States District Court for the District of New Jersey against the Company and certain of its current and former executive officers. Both complaints alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. The complaints sought unspecified damages on behalf of the individuals or entities that purchased or otherwise acquired ARA’s securities from August 10, 2016 to March 27, 2019. On July 3, 2019, the complaints were consolidated and a lead plaintiff was appointed for the putative shareholder class action complaint, captioned Ali Vandevar, et al. v. American Renal Associates Holdings Inc., et al., No. 19-cv-09074-ES-MAH (the “Vandevar Action”). On November 11, 2019, the lead plaintiff filed a consolidated amended complaint against the Company and certain of its current and former executive officers. The amended complaint asserts federal securities laws claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 thereunder related to the matters disclosed in the March 27 Form 8-K and certain prior filings. On January 17, 2020, the Company filed a motion to dismiss the amended complaint. On February 24, 2020, the lead plaintiff filed an opposition to the motion to dismiss. On February 26, 2020, the parties participated in a mediation. On March 11, 2020, the parties reached an agreement in principle to resolve the claims asserted in this lawsuit. On June 25, 2020, the parties signed a definitive settlement agreement and filed with the Court a Stipulation and Agreement of Settlement, which sets forth the terms and conditions for settlement. On

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

September 3, 2020, the United States District Court for the District of New Jersey granted an order preliminarily approving the proposed settlement, subject to further consideration at a hearing to be held on January 12, 2021. The principal terms agreed upon by the parties contemplate a settlement payment of $5,775, which will be made by the Company’s insurer, in exchange for a release of claims. The settlement will resolve the claims asserted against all defendants in the action without any liability or wrongdoing attributed to them, and defendants continue to deny all of the allegations and claims asserted in this action.

On July 25, 2019, a derivative lawsuit, Luke Johnson v. Joseph A. Carlucci, et al., 2:19-CV-15812-JMV-JBC, was filed, purportedly on behalf of the Company, in the United States District Court for the District of New Jersey against the then current members of the Company’s board of directors and certain of its current and former executive officers. The lawsuit asserts claims for violations of Section 14(a) of the Exchange Act, breach of fiduciary duties, unjust enrichment and waste of corporate assets based on, among other things, the Restatement and the related material weaknesses in the Company’s internal control over financial reporting, alleged misstatements and omissions in the Company’s 2017 and 2018 proxy statements, compensation paid to the individual defendants and the costs incurred in connection with the Restatement process. The lawsuit seeks, among other things, recovery of damages sustained by the Company as a result of the individual defendants’ alleged misconduct, a direction to the Company to hold an annual meeting of stockholders and reforms to the Company’s corporate governance and internal procedures. The complaint also seeks restitution and costs and attorney’s fees. On October 4, 2019, the court stayed the lawsuit until final resolution of the Vandevar Action. On February 26, 2020, the parties participated in a mediation, following which, on March 27, 2020, the parties reached an agreement in principle to resolve all asserted claims. On July 2, 2020, the parties signed a definitive settlement agreement and filed with the Court a Stipulation and Agreement of Settlement. On September 14, 2020, the United States District Court for the District of New Jersey granted an order preliminarily approving the proposed settlement, subject to further consideration at a hearing to be held on December 14, 2020. The principal settlement terms contemplate certain corporate governance actions taken by the Company and the payment by the Company’s insurer of up to $413 for plaintiff’s attorney’s fees, in exchange for a release of claims. The settlement will resolve the claims currently asserted against all defendants in the action without any liability or wrongdoing attributed to them, and defendants will continue to deny all of the allegations and claims asserted in this action.

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

Resolved Matters

The wholly owned operating subsidiary of ARA, American Renal Associates LLC (“ARA OpCo”), and its subsidiary, American Renal Management LLC (“ARM”), were defendants in lawsuits filed by affiliates of UnitedHealth Group Incorporated (“United”) in the United States District Court for the Southern District of Florida (Case Number 9:16-cv-81180-KAM), filed July 1, 2016, and the United States District Court for the District of Massachusetts (Case Number 1:18-cv-10622-ADB), filed March 30, 2018. On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with the plaintiffs with respect to a settlement to resolve all ongoing litigation between the Company and United, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the same terms as provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims arising from or related to the above-referenced litigations that were asserted or that could have been asserted against the Company or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with the Company (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, the Company will make total settlement payments of $32,000, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29,614, which is included in Certain legal and other matters in the Consolidated Statement of Operations during the year ended December 31, 2018. As of September 30, 2020, of the remaining present value of $5,865, $3,056 is classified as Accrued expenses and other current liabilities and $2,809 is classified in Other long-term liabilities. The Company paid the first installment of $10,000 on August 1, 2018, the second installment of $8,000 August 1, 2019 and the third installment of $7,000 on August 1, 2020. The Company expects to pay the fourth installment of $3,500 on August 1, 2021 and the final installment of $3,500 on August 1, 2022. The Company also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, the Company also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.

17. CHANGES IN OWNERSHIP INTEREST IN CONSOLIDATED SUBSIDIARIES

The effects of changes in the Company’s ownership interest in consolidated subsidiaries on the Company’s equity are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to American Renal Holdings Associates, Inc.	$(2,691)	$4,777	$(9,130)	$(13,880)
Increase in paid-in capital for the sales of noncontrolling interest	379	3,925	379	2,597
Increase (decrease) in paid-in capital for the purchase of noncontrolling interest and adjustments to ownership interest	1,742	(513)	4,640	(8,053)
Net transfers to/from noncontrolling interests	$2,121	$3,412	$5,019	$(5,456)
Net (loss) income attributable to American Renal Holdings Associates, Inc., net of transfers to/from noncontrolling interests	$(570)	$8,189	$(4,111)	$(19,336)

AMERICAN RENAL ASSOCIATES HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (continued)
(Unaudited)
(dollars in thousands, except per share amounts)

18. SUBSEQUENT EVENTS

Agreement and Plan of Merger

On October 1, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IRC Superman Midco, LLC, a Delaware limited liability company (“Parent”) and an affiliate of Nautic Partners, LLC, and Superman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”).

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, (i) Merger Sub will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (the “Merger”), and (ii) at the Effective Time (as defined in the Merger Agreement), and as a result of the Merger, each share of common stock that is issued and outstanding immediately prior to the Effective Time (other than (i) shares owned by Parent, Merger Sub or any other direct or indirect wholly owned subsidiary of Parent immediately prior to the Effective Time and shares owned by ARA, including shares held in treasury by ARA, and in each case not held on behalf of third parties, and (ii) shares as to which the holders thereof have properly demanded appraisal with respect thereto under Delaware law and have not effectively withdrawn such demand) will be converted automatically into and will thereafter represent the right to receive $11.50 in cash, without interest, subject to any Tax withholdings required by applicable law.

The closing of the Merger is subject to customary closing conditions, including, among others, the following conditions to the obligations of either party: (i) the adoption of the Merger Agreement by the holders of a majority of the Company’s outstanding shares of common stock; (ii) the absence of any applicable law or governmental order prohibiting, restraining or enjoining the consummation of the Merger; (iii) the expiration or termination of any applicable waiting period (and extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of any required approvals thereunder; (iv) the accuracy of the other party’s representations and warranties in the Merger Agreement, subject to customary exceptions; and (v) the other party’s performance and compliance with its covenants and obligations under the Merger Agreement in all material respects. Furthermore, the consummation of the Merger is subject to the following additional conditions to the obligations of Parent and Merger Sub: (i) the absence of a Material Adverse Effect (as defined in the Merger Agreement) with respect to the Company and its subsidiaries, taken as a whole, and (ii) the receipt of certain specified healthcare regulatory approvals.

Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, Centerbridge Capital Partners, L.P. and certain of its affiliates (collectively, the “Centerbridge Stockholders”), which together beneficially own approximately 53.4% of the outstanding shares of common stock of the Company, entered into a Voting and Support Agreement with Parent pursuant to which, among other things and subject to the terms and conditions therein, the Centerbridge Stockholders agreed to vote their shares of Company common stock (i) in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, including the Merger, (ii) against any action or agreement that would reasonably be expected to result in a breach of any obligation of the Company or any of its subsidiaries or affiliates under the Merger Agreement or that would reasonably be expected to result in any of the conditions to the Company’s or any of its subsidiaries’ or affiliates’ obligations under the Merger Agreement not being fulfilled, and (iii) against (a) any Acquisition Proposal, (b) any agreement, transaction or other matter intended to or reasonably expected to materially and adversely affect the consummation of the transactions contemplated by the Merger Agreement, including the Merger, (c) any reorganization, recapitalization, dissolution or liquidation of the Company or its subsidiaries, (d) any change in the majority of the Board, and (e) any material change in the Company’s capitalization or corporate structure. In addition, each Centerbridge Stockholder waived appraisal rights.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains management’s discussion and analysis of our financial condition and results of operations for the period covered by this Form 10-Q and should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included e lsewhere in this Form 10-Q and the audited consolidated financial statements and the notes thereto included in our Form 10-K for the fiscal year ended December 31, 2019 (the “2019 Form 10-K”).

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
Agreement and Plan of Merger

Subsequent to quarter end, on October 1, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IRC Superman Midco, LLC, a Delaware limited liability company (“Parent”) and an affiliate of Nautic Partners, LLC, and Superman Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Parent will acquire ARA for $11.50 per share through the merger of Merger Sub with and into ARA, with ARA surviving as a wholly owned subsidiary of Parent (the “Merger”). The closing of the Merger is subject to customary closing conditions, including the approval of our stockholders and regulatory approvals.

Voting and Support Agreement

Concurrently with the execution of the Merger Agreement, Centerbridge Capital Partners, L.P. and certain of its affiliates (collectively, the “Centerbridge Stockholders”), which together beneficially own approximately 53.4% of the outstanding shares of ARA’s common stock, entered into a Voting and Support Agreement with Parent pursuant to which, among other things and subject to the terms and conditions therein, the Centerbridge Stockholders agreed to vote their shares of

Company common stock in favor of the adoption and approval of the Merger Agreement and the transactions contemplated thereby, including the Merger. In addition, each Centerbridge Stockholder waived appraisal rights.
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

We began to experience increased expenses and a reduction in treatment volume in connection with the pandemic beginning in March. The impacts on our operating and financial performance due to the COVID-19 pandemic became more significant in the second quarter and continued through the third quarter. We expect these impacts may continue beyond the fourth quarter.

The situation surrounding COVID-19 remains fluid, and we continue to carefully monitor the impacts of the COVID-19 pandemic on our operating and financial performance. We cannot at this time accurately predict the ultimate impacts that COVID-19 will have on our operating and financial performance, but the adverse impacts may be material.

We began to experience increased expenses and a reduction in treatment volume in connection with the pandemic beginning in March. For the nine months ended September 30, 2020, we incurred an additional $14.3 million in operating expenses as a result of the measures we have taken in response to COVID-19, of which $13.4 million were offset by grant funds received under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). We expect the impacts to continue.

We have undertaken measures designed to mitigate these impacts, including acceptance of government assistance intended to offset certain impacts, but these measures may not be sufficient to fully offset the operating and financial effects on our business from the pandemic. The amounts and types of future revenue, expense and cash flow impacts will depend on numerous factors, including the rate of spread of COVID-19, impacts on our employees, patients, physician partners, suppliers and other business partners, the pandemic’s impact on the U.S. economy, the administrative developments related to the pandemic at the federal, state and local levels, and the results of our mitigation efforts, including our infectious disease prevention and control efforts. See “—Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition.”

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

These and other measures taken in response to COVID-19 have resulted in increased operating expenses, including higher salary and wage expense from the hazard pay program, incremental hours and overtime needed to staff the dedicated treatment shifts for patients with confirmed or suspected COVID-19, increased expenses from the higher utilization and cost of personal protective equipment, and additional costs to purchase additional supplies and cleaning materials. In addition, we have incurred additional corporate office costs related to legal, consulting costs and cleaning costs, as well as increased purchases of computer equipment and information technology to provide additional infrastructure for staff who work remotely. For the nine months ended September 30, 2020, we estimate that we incurred an additional $14.3 million in operating expenses as a result of the measures we have taken in response to COVID-19, $13.4 million of which were offset by grant funds received under the CARES Act which was enacted on March 27, 2020 in response to the pandemic. The CARES Act is a relief package intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers. We expect to incur many of these additional operating expenses for the duration of the pandemic, and if the severity of the pandemic increases, these additional expenses could increase.

Lost Revenue

Patients suffering from end-stage renal disease often have co-morbidities that place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments and higher mortality. While many of our COVID-19 positive patients have recovered, missed treatments, including mortality, associated with COVID-19 positive patients during the third quarter resulted in an estimated 1.7% reduction in treatment volume compared to the three months ended September 30, 2019, which resulted in an estimated $2.8 million decrease in patient service operating revenues, net of direct patient care costs, during the quarter, $1.9 million of which were offset by grants under the CARES Act, which is reflected as Other income - CARES Act on the condensed consolidated statements of operations for the three months ended September 30, 2020.

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

Balance Sheet, Cash Flow and Liquidity

As of September 30, 2020, we had consolidated cash of $136.5 million, of which $59.5 million was provided by advance payments on future Medicare revenue under the Accelerated and Advance Payment Program (“Advance Payments”) as expanded by the Centers for Medicare and Medicaid Services in a regulatory action unrelated to the CARES Act.

In addition, as of September 30, 2020, we had $9.8 million of restricted cash, representing CARES Act grant funds available for qualifying expenses and lost revenues for the remainder of the qualifying period.

As of September 30, 2020, we had $32.0 million of borrowing capacity available under our 2017 Revolving Credit Facility, and we were in compliance with the consolidated net leverage ratio covenant in our Credit Agreement. While we believe our cash balance and cash flows from operations provide sufficient liquidity for at least the next 12 months, we continue to take steps to enhance our financial flexibility, including the expense management initiatives discussed above. Additionally, we are closely managing our working capital as we continue to bill and collect for services rendered and extend payments on traditional accounts payables where appropriate. During the third quarter of 2020, we did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic; however, we may experience delays in the future due to lower claims operations staffing levels and longer call waiting times at certain of our commercial payors. In connection with the Merger, we agreed to limit our drawdowns under our 2017 Revolving Credit Facility through the date of the closing of the proposed merger to $2 million plus any fees incurred and limit total additional borrowings to $4 million.

During April 2020, our facilities received approximately $27 million in the aggregate in healthcare provider relief grant funds provided under the CARES Act. These funds are subject to terms and conditions established by the U.S. Department of Health and Human Services, including that they may only be used to offset lost revenue and increased expenses attributable to the COVID-19 pandemic. As of September 30, 2020, we had utilized $16.8 million of these funds. In accordance with the guidance issued by HHS, we can utilize these funds through June 30, 2021, at which point any unused funds will be returned.. Our ability to utilize and retain some or all of the remaining provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19.

The CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. For the third quarter, we deferred payment of $3.9 million as a result of this provision. We expect this provision of the CARES Act to provide an additional $3.5 to $4.5 million of liquidity during the remainder of the current year. Furthermore, the CARES Act also provides for tax code relief that we estimate will result in cash tax benefits of approximately $5 million during the current year.

The CARES Act also suspended for the period from May 2020 through December 2020 the 2% Medicare sequestration reimbursement reduction that has been in place since April 1, 2013. As a result, we received an increase in patient service operating revenues of $1.7 million during the third quarter from this suspension, and we currently expect to receive an estimated additional $2.0 million for the remainder of the year.

In April 2020, our facilities also applied for and received an aggregate of approximately $83 million in Advance Payments. Funds received under this program represent 90 days’ worth of advances on future Medicare payments to healthcare providers and will be required to be repaid, interest-free, by our facilities. We used $19 million of these Advance Payments to reduce clinic-level debt, and the remaining funds are included in our consolidated cash as of September 30, 2020 to provide us with additional liquidity during the current year. Medicare payments will be reduced for 11 months beginning April 2021 by 25%. If the advances have not been fully recouped by March 2022. Medicare payments will be reduced by 50% until all advanced funds are recouped.

We continue to closely monitor legislative actions at federal and state levels, including the impact of the CARES Act and other governmental assistance, on our business.

Key Factors Affecting Our Results of Operations

Clinic Growth and Start-Up Clinic Costs

Our results of operations are dependent on increases in the number of, and growth at, our de novo clinics and acquired clinics, as well as growth at our existing clinics. As of September 30, 2020, we had developed 199 de novo clinics and acquired 53 clinics. The following table shows the number of de novo and acquired clinics over the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
De novo clinics(1)	1	1	6	5
Acquired clinics(2)	—	—	—	2
Sold or merged clinics(3)	(4)	(2)	(4)	(4)
Net new clinics	(3)	(1)	2	3
_____________________________
(1)Clinics formed by us which began to operate and dialyze patients in the applicable period.
(2)Clinics acquired by us in the applicable period.
(3)Clinics sold or merged by us in the applicable period.

De novo clinics. We have primarily grown through de novo clinic development. A typical de novo facility requires approximately $1.9 to $2.2 million of capital for equipment purchases, leasehold improvements and initial working capital. For the three months ended September 30, 2020 and 2019, our development capital expenditures incurred in connection with our de novo clinic development were $2.1 million and $2.9 million, respectively, representing 1.0% and 1.4% of our quarterly patient service operating revenues, respectively. A portion of the total capital required to develop a de novo clinic may be equity capital funded by us and our nephrologist partners in proportion to our respective ownership interests. The balance of such development cost may be funded through third-party debt financing or through intercompany loans provided by one of our wholly owned subsidiaries to the joint venture entity that, in each case, we and our nephrologist partners generally guarantee on a basis proportionate to our respective ownership interests. In the three months ended September 30, 2020, as in recent quarters as we emerged from the process of restating certain of our prior financial statements during the fiscal year ended December 31, 2019, we had a slower pace of de novo clinic development. With the COVID-19 pandemic, we expect that our slower pace of de novo clinic development will continue through the remainder of 2020 and possibly beyond.

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

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Total
2020	1	4	1	—	6
2019	2	2	1	2	7
2018	1	5	2	5	13
2017	3	2	1	9	15
2016	2	6	5	7	20

Existing clinics. Depending on demand and capacity utilization, we may have space within our existing clinics to accommodate a greater number of dialysis stations or operate additional shifts in order to increase patient volume without compromising our quality standards. Such expansions leverage the fixed cost infrastructure of our existing clinics. From January 1, 2015 to September 30, 2020, we added 127 dialysis stations to our existing clinics, representing the equivalent of nearly eight de novo clinics.

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

Our clinic growth drives our treatment growth. The following table summarizes the sources of our treatment growth for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Source of Treatment Growth:	2020	2019	2020	2019
Non-acquired treatment growth(1)	0.1%	5.8%	2.1%	4.9%
Normalized non-acquired treatment growth(2)	3.2%	5.7%	3.7%	5.6%
Acquired treatment growth(3)	—%	2.3%	0.1%	2.1%
Total treatment growth	0.1%	8.1%	2.2%	7.1%
Normalized total treatment growth(2)	3.2%	7.9%	3.8%	7.7%
_____________________________
(1)Represents net growth in treatments attributable to clinics operating at the end of the period that were also open at the end of the prior period and de novo clinics opened since the end of the prior period.
(2)We calculate normalized total treatment growth and normalized non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics divested subsequent to the corresponding prior period and, for the three and nine months ended September 30, 2020, the number of missed treatments, which includes mortality, associated with COVID-19 positive patients, and expressing the resulting number as a percentage. The calculation of normalized treatment growth and normalized non-acquired treatment growth is further adjusted to equalize the number of treatment days during the applicable period with the corresponding prior period, to the extent there are differences due to the calendar. We estimate that missed treatments associated with COVID-19 positive patients resulted in an approximately 1.7% and 0.9% impact to our treatment growth for the three and nine months ended September 30, 2020, respectively.
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

On November 2, 2020, CMS issued the ESRD PPS final rule for 2021 (the “2021 Final Rule”). The 2021 Final Rule includes a base rate of $253.13, representing a $13.80 increase from the 2020 base rate of $239.33. However, the 2021 base rate includes the addition of $9.93 to reflect the inclusion of calcimimetics rather than as a separate add-on to the base rate under the TDAPA program. We are in the process of evaluating the impact of the 2021 Final Rule on our business.

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

The following table summarizes our percentage of patient service operating revenues by payor source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenues by Payor:	2020	2019	2020	2019
Medicare and Medicare Advantage	69%	69%	69%	68%
Commercial and other(1)	27%	26%	27%	27%
Medicaid and Managed Medicaid	4%	5%	4%	5%
Other(2)	—%	—%	—%	—%
	100%	100%	100%	100%

The following table summarizes the percentage of total dialysis treatments performed by payor source for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Treatments by Payor:	2020	2019	2020	2019
Medicare and Medicare Advantage	80%	80%	80%	80%
Commercial and other(1)	12%	12%	12%	12%
Medicaid and Managed Medicaid	7%	7%	7%	7%
Other(2)	1%	1%	1%	1%
	100%	100%	100%	100%
_____________________________
(1)Principally commercial insurance companies and also includes the VA. Treatments covered by Affordable Care Act (“ACA”)-compliant plans (“ACA plans”) were 1.0% and 0.6% for the three months ended September 30, 2020 and 2019, respectively and 0.8% and 0.7% for the nine months ended September 30, 2020 and, 2019, respectively. Treatments covered by VA plans were 3.0% and 2.9% in the three months ended September 30, 2020 and, 2019, respectively, and 3.0% and 2.8% for the nine months ended September 30, 2020 and 2019, respectively.
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
Clinical Staff, Pharmaceutical and Medical Supply Costs
     Because our ability to influence the pricing of our services is limited, our profitability depends not only on our ability to grow but also on our ability to manage patient care costs, including clinical staff, pharmaceutical and medical supply costs. The principal drivers of our patient care costs are clinical staff hours per treatment, salary rates and vendor pricing and utilization of pharmaceuticals, including Erythropoietin Stimulating Agents (“ESAs”) and medical supplies. We currently obtain the ESAs Aranesp and Epogen from Amgen Inc. and the ESAs Mircera and Retacrit from Vifor International AG. Increased utilization of ESAs for patients for whom the cost of ESAs is included in a bundled reimbursement rate, including Medicare patients, could increase our operating costs without any increase in revenue. In addition, any shortage of supplies could have a negative impact on our revenues, earnings and cash flows. Other cost categories, such as employee benefit costs and insurance costs, can also result in significant cost changes from period to period. Our results of operations are also affected by the start-up clinic costs described above. See also “Item 1A. Risk Factors—Risks Related to Our Business—Changes in the availability and cost of ESAs and other pharmaceuticals could adversely affect our operating results and financial condition as well as our ability to care for patients” and “—If our suppliers are unable to meet our needs, if there are material price increases or if we are unable to effectively access new technology, our operating results and financial condition could be adversely affected” in our 2019 Form 10-K. See also “Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition.”

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

Any changes to the TRA liability will be recognized in our statement of operations as Change in fair value of income tax receivable agreement in future periods. See “Note 5 — Fair Value Measurements” of the notes to the unaudited condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
Operating Data and Non-GAAP Financial Data:	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Number of clinics (as of end of period)	248	244	248	244
Number of de novo clinics opened (during period)	1	1	6	5
Patients (as of end of period)	16,918	17,159	16,918	17,159
Number of treatments	626,021	625,684	1,873,021	1,831,893
Non-acquired treatment growth	0.1%	5.8%	2.1%	4.9%
Normalized non-acquired treatment growth(1)	3.2%	5.7%	3.7%	5.6%
Acquired treatment growth	—%	2.3%	0.1%	2.1%
Total treatment growth	0.1%	8.1%	2.2%	7.1%
Normalized total treatment growth(1)	3.2%	7.9%	3.8%	7.7%
Patient service operating revenues per treatment	$335	$338	$325	$337
Patient care costs per treatment	$240	$247	$241	$249
General and administrative expenses per treatment	$37	$30	$38	$37
Adjusted EBITDA (including noncontrolling interests)(2)	$40,688	$38,705	$98,345	$95,537
Adjusted EBITDA-NCI(2)	$25,210	$26,455	$63,923	$64,635
_____________________________
(1)We calculate normalized total treatment growth and normalized non-acquired treatment growth by dividing the number of treatments performed during the applicable period by the number of treatments performed during the corresponding prior period, excluding the number of treatments performed at clinics divested subsequent to the corresponding prior period and, for the three and nine months ended September 30, 2020, the number of missed treatments, which included mortality, associated with COVID-19 positive patients, and expressing the resulting number as a percentage. The calculation of normalized treatment growth and normalized non-acquired treatment growth is further adjusted to equalize the number of treatment days during the applicable period with the corresponding prior period, to the extent there are differences due to the calendar. We estimate that missed treatments associated with COVID-19 positive patients resulted in an approximately 1.7% and 0.9% impact to our treatment growth for the three and nine months ended September 30, 2020, respectively.
(2)Includes approximately $1.7 million and $2.8 million, respectively, for the three and nine months ended September 30, 2020, attributable to the temporary suspension under the CARES Act of the 2% Medicare sequestration reimbursement reduction.
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

In addition, Adjusted EBITDA is not adjusted for the portion of earnings that we distribute to our joint venture partners.

The following table presents Adjusted EBITDA and Adjusted EBITDA-NCI for the periods indicated and the reconciliation from net income to such amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income	$12,787	$17,027	$25,292	$17,022
Add:
Stock-based compensation and associated payroll taxes	1,534	986	5,934	3,277
Depreciation, amortization and impairment	9,259	10,220	26,760	30,585
Interest expense, net	9,501	12,242	30,235	32,533
Income tax expense (benefit) and other non-income-based tax(a)	(57)	(11,195)	(1,301)	(9,542)
Change in fair value of income tax receivable agreement(b)	42	30	(1,301)	(1,348)
Certain legal and other matters(c)	6,420	9,634	9,548	23,306
Severance, executive retirement and related costs	909	25	2,470	480
(Gain) loss on sale or closure of clinics	293	(264)	708	(776)
Adjusted EBITDA (including noncontrolling interests)	$40,688	$38,705	$98,345	$95,537
Less: Net income attributable to noncontrolling interests	(15,478)	(12,250)	(34,422)	(30,902)
Adjusted EBITDA –NCI	$25,210	$26,455	$63,923	$64,635
_____________________________
(a)Non-income-based tax includes franchise, gross receipts, and similar tax assessments.
(b)See “Note 5 — Fair Value Measurements” of the notes to the unaudited condensed consolidated financial statements.
(c)For the nine months ended September 30, 2020 and 2019, includes $3.4 million and $21.4 million, respectively, relating to our restatement of certain of our prior financial statements and other financial information, as described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Restatement”), the related SEC investigation and Audit Committee review and litigation relating to the foregoing and other expenses relating to matters that we believe do not reflect our core business operations. Also included above are $4.6 million of legal expenses related to the Merger.
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

We maintain a usual and customary fee schedule for dialysis treatment and other related services. However, the transaction price is typically recorded at a discount to the fee schedule. The transaction prices for Medicare and Medicaid programs are based on predetermined net realizable rates per treatment that are established by statutes or regulations. The transaction prices for contracted payors are based on contracted rates. For other payors, we estimate the transaction price based on usual and customary rates for services provided, reduced by contractual and other adjustments that result from differences between the rates charged for services performed and expected reimbursements from third-party payors, discounts provided to uninsured patients in accordance with our policy and/or implicit price concessions. We determine our estimates of contractual allowances and discounts based on contractual agreements, regulatory compliance and historical collection experience. We determine our estimate of implicit price concessions based on our historical collection experience with each payor, and where no prior experience exists, we consider information from the patient’s health plan. Amounts billed that have not yet been collected and that meet the conditions for an unconditional right to payment are presented as net accounts receivable.

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

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense is primarily attributable to our clinics’ equipment and leasehold improvements and amortizing intangible assets. We calculate depreciation and amortization expense using a straight-line method over the assets’ estimated useful lives. Impairment expense is attributable to our assets held for sale. See “Note 4 — Assets Held for Sale and Goodwill” of the notes to the unaudited condensed consolidated financial statements.

Certain legal and other matters. Certain legal and other matters include legal fees and other expenses associated with matters that we believe do not reflect our core business operations, including, but not limited to, our handling of, and response to the following:

•the SEC investigation and related Audit Committee review and Restatement process (2019-2020),
•the securities and derivative litigation related to the foregoing (2019-2020),
•our internal review and analysis of factual and legal issues relating to the aforementioned matters,
•legal fees and other expenses relating to our previously announced execution of the Merger Agreement; and
•other legal fees and other expenses relating to matters that we believe do not reflect our core business operations.

See “Item 1. Legal Proceedings” and “Note 16 — Certain Legal and Other Matters” of the notes to the unaudited consolidated financial statements.

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

Net Income Attributable to Noncontrolling Interests

Noncontrolling interests represent the equity interests in our consolidated entities that we do not wholly own, which are primarily the equity interests of our nephrologist partners in our JV clinics. Our financial statements reflect 100% of the revenues and expenses for our joint ventures (after elimination of intercompany transactions and accounts) and 100% of the assets and liabilities of these joint ventures (after elimination of intercompany assets and liabilities), although we do not own 100% of the equity interests in these consolidated entities. Our net income attributable to noncontrolling interests may fluctuate in future periods depending on the purchases or sales by us of noncontrolling interests in our clinics from our nephrologist partners, including pursuant to put obligations as described below under “—Liquidity and Capital Resources—Put Obligations.” The net income attributable to owners of our consolidated entities, other than our company, is classified within the line item Net income attributable to noncontrolling interests. See also “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Noncontrolling Interests” in our 2019 Form 10-K and “Note 8 — Noncontrolling Interests Subject to Put Provisions” of the notes to the unaudited condensed consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2020 Compared With Three Months Ended September 30, 2019

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,		Increase (Decrease)
				Percentage
(in thousands)	2020	2019	Amount	Change
Patient service operating revenues	$209,689	$211,429	$(1,740)	(0.8)%
Operating expenses:
Patient care costs	150,357	154,588	(4,231)	(2.7)%
General and administrative	23,379	18,783	4,596	24.5%
Depreciation, amortization and impairment	9,259	10,220	(961)	(9.4)%
Certain legal and other matters	6,420	9,634	(3,214)	(33.4)%
Total operating expenses	189,415	193,225	(3,810)	(2.0)%
Operating income	20,274	18,204	2,070	11.4%
Other income - CARES Act	1,920	—	1,920	NM
Interest expense, net	(9,501)	(12,242)	2,741	(22.4)%
Change in fair value of income tax receivable agreement	(42)	(30)	(12)	(40.0)%
Income before income taxes	12,651	5,932	6,719	113.3%
Income tax expense	(136)	(11,095)	10,959	98.8%
Net income	12,787	17,027	(4,240)	(24.9)%
Less: Net income attributable to noncontrolling interests	(15,478)	(12,250)	(3,228)	26.4%
Net income (loss) attributable to American Renal Associates Holdings, Inc.	$(2,691)	$4,777	$(7,468)	156.3%

_____________________
NM – Not Meaningful

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the three months ended September 30, 2020 were $209.7 million, a decrease of $1.7 million, or 0.8%, from $211.4 million for the three months ended September 30, 2019. The three months ended September 30, 2019 included favorable resolutions of certain commercial out-of-network claims. During the three months ended September 30, 2020, the decrease was also due to lower contributions from calcimimetics reflecting lower reimbursement rates from Medicare and adverse changes in commercial treatment reimbursement rates, which reflect a larger base of in-network commercial payor relationships, partially offset by an increase of 0.1% in the number of dialysis treatments, driven primarily by de novo clinic openings, and a recognition of $1.7 million from the temporary suspension under the CARES Act of the 2% Medicare sequestration reimbursement reduction, which became effective May 1, 2020. We estimate that treatments missed due to COVID-19 resulted in $2.8 million of reduced patient service operating revenues, net of direct patient care costs, during the quarter, $1.9 million of which were offset by grants under the CARES Act, which is reflected as Other income - CARES Act on the condensed consolidated statements of operations for the three months ended September 30, 2020. As a percentage of revenue by payor type, government-based payors accounted for 73% of our revenues for each of the three months ended September 30, 2020 and 2019. Patient service operating revenues per treatment for the three months ended September 30, 2020 and 2019 were $335 and $338, respectively, primarily due to the suspension of the sequestration reimbursement reduction.

Non-acquired treatment growth was 0.1%. Normalized total treatment growth was 3.2% and normalized non-acquired treatment growth was 3.2% for the three months ended September 30, 2020. Missed treatments due to COVID-19 resulted in an estimated 1.7% impact to treatment growth during the period. Patient service operating revenues relating to start-up clinics for the three months ended September 30, 2020 were $3.3 million, compared to $2.6 million for the three months ended September 30, 2019, an increase of $0.7 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the three months ended September 30, 2020 were $150.4 million, a decrease of $4.2 million, or 2.7%, from $154.6 million for the three months ended September 30, 2019, which was primarily due to reduced ancillary costs, including ESAs and calcimimetics, partially offset by the 0.1% increase in the number of treatments. We estimate that we incurred $5.6 million of COVID-19 related patient care expenses during the period, primarily attributable to higher personnel costs due to hazard pay, overtime and additional staffing expense, as well as higher supply costs for personal protective equipment and infection control materials. During the three months ended September 30, 2020, we applied CARES Act grant funds of approximately $5.0 million to offset additional expenses. Our patient care costs per treatment for the three months ended September 30, 2020 were $240, compared to $247 for the three months ended September 30, 2019.

As a percentage of patient service operating revenues, patient care costs were 71.7% for the three months ended September 30, 2020, compared to 73.1% for the three months ended September 30, 2019.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2020 were $23.4 million, an increase of $4.6 million, or 24.5%, from $18.8 million for the three months ended September 30, 2019. During 2020, we incurred higher amounts amount for accounting fees, temporary labor and stock compensation. In addition, 2020 included executive retirement expenses and executive search fees. During 2019, we recorded a reduction of executive compensation expense in 2019 arising from the Restatement. General and administrative expenses per treatment were $37 for the three months ended September 30, 2020, compared to $30 for the three months ended September 30, 2019.

As a percentage of patient service operating revenues, general and administrative expenses were 11.1% for the three months ended September 30, 2020, compared to 8.9% for the three months ended September 30, 2019.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense for the three months ended September 30, 2020 was $9.3 million, compared to $10.2 million for the three months ended September 30, 2019. The decrease in the quarter is primarily related to reduced capital expenditures over the past two years, and the fact that certain clinics had been held for sale and were not depreciated. In addition, as a percentage of patient service operating revenues, depreciation, amortization and impairment expense was 4.4% for the three months ended September 30, 2020, compared to 4.8% for the three months ended September 30, 2019.

Certain legal and other matters. Certain legal and other matter costs for the three months ended September 30, 2020 were $6.4 million, compared to $9.6 million for the three months ended September 30, 2019. The three months ended September 30, 2020 and September 30, 2019 include $0.8 million and $8.3 million, respectively, of expenses relating to the Restatement and related SEC investigation and Audit Committee review discussed in our Form 10-K for the fiscal year ended December 31, 2018. See “—Components of Operations—Certain legal and other matters.” In addition, during the three months ended September 30, 2020, we incurred approximately $4.6 million of expenses associated with the Merger.

Operating Income

Operating income for the three months ended September 30, 2020 was $20.3 million, an increase of $2.1 million, from $18.2 million for the three months ended September 30, 2019, which was primarily due to the factors described above.

As a percentage of patient service operating revenues, operating income was 9.7% for the three months ended September 30, 2020, compared to 8.6% for the three months ended September 30, 2019, reflecting the factors described above.

Interest, Change in Fair Value of Income Tax Receivable Agreement, and Income Taxes

Interest expense, net. Interest expense, net for the three months ended September 30, 2020 was $9.5 million, and for the three months ended September 30, 2019 was $12.2 million, a decrease of 22.4%. The decrease is primarily attributable to lower interest rates under the amended 2017 Credit Agreement described in “Liquidity and Capital Resources” below partially offset by the impact of higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the three months ended September 30, 2019 was - $(0.3) million and was not material for the three months ended September 30, 2020.

Income tax (benefit) expense. The income tax (benefit) expense for the three months ended September 30, 2020 and 2019 represented an effective tax rate of (1.1)% and (187.0)%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the three months ended September 30, 2020 and 2019, respectively, is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. Additionally, as a result of the CARES Act, three months ended September 30, 2020, we determined we would be able to carry our forecasted 2019 net operating losses of $6.1 million back to tax years when the statutory tax rate was 35% resulting in an income tax benefit of $0.9 million, which is included in income tax benefit in the condensed consolidated statements of operations as well as release of $0.2 million of valuation allowance three months ended September 30, 2020. We have and will continue to incorporate and evaluate the impact the CARES Act has on our overall tax provision. See “Note 11 — Income Taxes” of the notes to the unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the three months ended September 30, 2020 was $15.5 million, representing an increase of $3.2 million, or 26.4%, from $12.3 million for the three months ended September 30, 2019. The increase was primarily due to increased profitability in our joint ventures due to the factors described above.

Nine Months Ended September 30, 2020 Compared With Nine Months Ended September 30, 2019

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,		Increase (Decrease)
				Percentage
(in thousands)	2020	2019	Amount	Change
Patient service operating revenues	$608,021	$616,443	$(8,422)	(1.4)%
Operating expenses:
Patient care costs	451,462	455,785	(4,323)	(0.9)%
General and administrative	70,950	68,309	2,641	3.9%
Depreciation, amortization and impairment	26,760	30,585	(3,825)	(12.5)%
Certain legal and other matters	9,548	23,306	(13,758)	(59.0)%
Total operating expenses	558,720	577,985	(19,265)	(3.3)%
Operating income	49,301	38,458	10,843	28.2%
Other income - CARES Act	3,393	—	3,393	NM
Interest expense, net	(30,235)	(32,533)	2,298	7.1%
Change in fair value of income tax receivable agreement	1,301	1,348	(47)	(3.5)%
Income before income taxes	23,760	7,273	16,487	226.7%
Income tax benefit (expense)	(1,532)	(9,749)	8,217	84.3%
Net income (loss)	25,292	17,022	8,270	48.6%
Less: Net income attributable to noncontrolling interests	(34,422)	(30,902)	(3,520)	(11.4)%
Net loss attributable to American Renal Associates Holdings, Inc.	$(9,130)	$(13,880)	$4,750	34.2%

Patient Service Operating Revenues

Patient service operating revenues. Patient service operating revenues for the nine months ended September 30, 2020 were $608.0 million, a decrease of $8.4 million, or 1.4% from $616.4 million. The nine months ended September 30, 2019 included favorable resolutions of certain commercial out-of-network claims. During the nine months ended September 30, 2020, the decrease was also due to lower contributions from calcimimetics reflecting lower reimbursement rates from Medicare and adverse changes in commercial treatment reimbursement rates resulting from the increase in our in-network commercial payor relationships, partially offset by an increase of 2.2% in the number of dialysis treatments driven primarily by de novo clinic openings, and a recognition of $2.8 million from the temporary suspension under the CARES Act of the 2% Medicare sequestration reimbursement reduction, which became effective May 1, 2020. We estimate that COVID-19 related volume disruptions resulted in $4.4 million of reduced patient service operating revenues, net of direct patient care costs, during the period, of which $3.4 million were offset by grants under the CARES Act and is reflected in Other income. As a percentage of revenue by payor type, government-based payors accounted for 73% of our revenues for the nine months ended September 30, 2020 and 2019. Patient service operating revenues per treatment for the nine months ended September 30, 2020 was $325, compared with $337 for the nine months ended September 30, 2019, a decrease of 3.6%.

Non-acquired treatment growth was 2.1%, and acquired treatment growth was 0.1%. Normalized total treatment growth was 3.8% and normalized non-acquired treatment growth was 3.7% for the nine months ended September 30, 2020. Missed treatments due to COVID-19 resulted in an estimated 0.9% impact to treatment growth during the period. Patient service operating revenues relating to start-up clinics for the nine months ended September 30, 2020 were $7.5 million, compared to $6.9 million for the nine months ended September 30, 2019, an increase of $0.6 million due to the timing of opening and certification of de novo clinics, as described under “ – Key Factors Affecting our Results of Operations – Clinic Growth and Start-Up Clinic Costs.”

Operating Expenses

Patient care costs. Patient care costs for the nine months ended September 30, 2020 were $451.5 million, a decrease of $4.3 million from $455.8 million for the nine months ended September 30, 2019, which was primarily due to reduced ancillary costs, including ESAs and calcimimetics, partially offset by the 2.2% increase in the number of treatments. We estimate that we incurred $13.9 million of COVID-19 related patient care expenses during the period, primarily attributable to higher personnel costs due to hazard pay, overtime and additional staffing expense, as well as higher supply costs for personal protective equipment and infection control materials of which $13.1 million were offset by grants under the CARES Act. Patient care costs per treatment for the nine months ended September 30, 2020 were $241, compared to $249 for the nine months ended September 30, 2019.

As a percentage of patient service operating revenues, patient care costs were 74.3% for the nine months ended September 30, 2020, compared to 73.9% for the nine months ended September 30, 2019.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2020 were $71.0 million, an increase of approximately $2.7 million, or 3.9%, from $68.3 million for the nine months ended September 30, 2019. During 2020, we incurred higher amounts for accounting fees, temporary labor and stock compensation offset by lower corporate headcount. In addition, 2020 included executive retirement expenses and executive search fees and did not include charitable contributions. During 2019, we recorded a reduction of executive compensation expense in 2019 arising from the Restatement. General and administrative expenses per treatment for the nine months ended September 30, 2020 were $38, compared to $37 for the nine months ended September 30, 2019.

As a percentage of patient service operating revenues, general and administrative expenses were 11.7% for the nine months ended September 30, 2020, compared to 11.1% for the nine months ended September 30, 2019.

Depreciation, amortization and impairment. Depreciation, amortization and impairment expense for the nine months ended September 30, 2020 was $26.8 million, compared to $30.6 million for the nine months ended September 30, 2019. The decrease in 2020 is primarily related to reduced capital expenditures over the past two years, and the fact that certain clinics had been held for sale and were not depreciated. In addition, the nine months ended September 30, 2020 included a reduction to the valuation allowance of $0.5 million related to assets held for sale. As a percentage of patient service operating revenues, depreciation, amortization and impairment expense was 4.4% for the nine months ended September 30, 2020, compared to 5.0% for the nine months ended September 30, 2019.

Certain legal and other matters. Certain legal and other matter costs for the nine months ended September 30, 2020 were $9.5 million, compared to $23.3 million for the nine months ended September 30, 2019. The nine months ended September 30, 2020 and 2019 include $3.4 million and $9.4 million, respectively, of expenses relating to the SEC investigation and related Audit Committee examination and Restatement process discussed in our 2018 Form 10-K. See “—Components of Operations—Certain legal and other matters.” In addition, we incurred approximately $4.6 million of expenses associated with the Merger.

Operating Income

Operating income for the nine months ended September 30, 2020 was $49.3 million, an increase of $10.8 million, or 28.2%, from $38.5 million for the nine months ended September 30, 2019, which was primarily due to the factors described above. For the nine months ended September 30, 2020 and 2019, start-up clinics reduced operating income by $5.5 million and $6.5 million, respectively.

As a percentage of patient service operating revenues, operating income was 8.1% for the nine months ended September 30, 2020, compared to 6.2% for the nine months ended September 30, 2019, reflecting the factors described above.

Interest and Taxes

Interest expense, net. Interest expense, net for the nine months ended September 30, 2020 was $30.2 million, and for the nine months ended September 30, 2019 was $32.5 million, a decrease of 7.1%. The decrease is primarily attributable to lower interest rates under the amended 2017 Credit Agreement described in “Liquidity and Capital Resources” below partially offset by the impact of higher borrowings.

Change in fair value of income tax receivable agreement. Change in fair value of income tax receivable agreement for the nine months ended September 30, 2020 and 2019 was $1.3 million and $1.3 million, respectively.

Income tax (benefit) expense. The income tax (benefit) expense for the nine months ended September 30, 2020 and 2019 represented an effective tax rate of (6.5)% and (134.0)%, respectively. The variation from the statutory federal rate of 21% on our share of pre-tax income during the nine months ended September 30, 2020 and 2019 is primarily due to the tax impact of the noncontrolling interest in the clinics as a result of the joint venture model, the valuation allowance and the change in fair value of the TRA liability, which is not deductible for income tax purposes and also other non-deductible expenses. Additionally, as a result of the CARES Act, during the nine months ended September 30, 2020, we determined we will be able to carry our forecasted 2019 net operating losses of $22.4 million back to tax years when the statutory tax rate was 35%, resulting in an income tax benefit of $3.1 which is included in income tax benefit in the condensed consolidated statements of operations. As a result of the CARES Act, we have released $3.4 million of valuation allowance during the nine months ended September 30, 2020. We have and will continue to incorporate and evaluate the impacts the CARES Act has on our overall tax provision. See “Note 11 — Income Taxes” of the notes to the unaudited condensed consolidated financial statements for additional information.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests for the nine months ended September 30, 2020 was $34.4 million, representing an increase of $3.5 million, or 11.4%, from $30.9 million for the nine months ended September 30, 2019. The increase was primarily due to increased profitability in our joint ventures due to the factors described above.

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

For the nine months ended September 30, 2020, in addition to our typical requirements for operating capital and capital expenditures, we incurred approximately $4.9 million in professional accounting, consulting, legal fees and additional interest as a result of the SEC investigation, private litigation and in-process remediation of material weaknesses in our internal control over financial reporting. In addition, we incurred approximately $4.6 million of expenses associated with the Merger. We expect the merger related fees to be paid at the time the merger is completed. We believe that we will continue to incur fees for these services during 2020 in amounts in excess of our ordinary course legal and other professional expenses.

In light of the uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic, in March 2020, we drew down all of the $30.5 million that was available under our 2017 Revolving Credit Facility (as defined below) as a precautionary measure to strengthen our liquidity. During the three and nine months ended September 30, 2020, we repaid $19 million of these borrowings. In addition, as part of its response to the COVID-19 pandemic, the federal government has expanded existing or introduced new programs to provide additional sources of liquidity to healthcare providers. Programs that benefit us include:

•CMS Provider Relief Fund Grants. The CARES Act includes $100 billion in funds to be provided to hospitals and other healthcare providers to support healthcare-related expenses or lost revenue attributable to COVID-19 and to ensure uninsured individuals are able to obtain testing and treatment for COVID-19. On April 10, 2020, CMS began distribution of $30 billion of the funds to providers based on the provider’s share of total Medicare fee-for-service reimbursements in 2019. As part of this distribution, our facilities received approximately $27 million in the aggregate during April 2020. As of September 30, 2020, we had utilized $16.8 million of these funds, and expect to use some or all of the funds during future periods through the second quarter of 2021. Our ability to utilize and retain some or all of the remaining provider relief grant funds will depend on the magnitude, timing and nature of the impact of COVID-19.

•Social Security Payroll Match. The CARES Act provides for the deferral of the social security payroll tax match of 6.2% through the end of 2020. For the third quarter, we recognized $3.9 million as a result of this provision, all of which is included in our consolidated cash as of September 30, 2020. We expect this provision of the CARES Act to allow us to delay funding an additional approximately $4.0 million of social security payroll taxes during the remainder of the current year. Half of the amount ultimately deferred (approximately $3.5 to $4.5 million) will be payable in December 2021 and the remaining in December 2022. While this expense will continue to be reflected in our Condensed Consolidated Statement of Operations and accrued on our Condensed Consolidated Balance Sheet during 2020, the deferral of the payment will provide us additional liquidity during the deferral period.

•Tax Benefit. The CARES Act also permits the acceleration of tax depreciation in previous income tax returns, which we estimate will result in cash tax benefits of approximately $8.0 million during the current year.

•Medicare Advance Payment Programs. In March 2020, in an action unrelated to the CARES Act, CMS expanded its existing Accelerated and Advance Payment Program to a broader group of Medicare providers and suppliers for the duration of the COVID-19 public health emergency. Payments under this program are intended to provide necessary funds when there is a disruption in Medicare claims submission and/or claims processing. Our facilities can request up to 100% of the Medicare fee-for-service payment amount for a three-month period. CMS has instructed its Medicare Administrative Contractors to review and issue advance payments within seven calendar days of receiving an advance payment request. CMS approved our requests for substantially all of the clinics. Medicare advance payments will be reduced by 25% to recoup the funds advanced for eleven months beginning April 2021. If the advance payments have not been fully recouped by March 2022, the payments will be reduced by 50% until all advance payments have been recouped. In April 2020, our facilities applied for and received an aggregate of $83 million in advanced payments under this program. Through the third quarter, we used $19 million of these advanced payments to reduce clinic-level debt, and the remaining funds are included in our consolidated cash as of September 30, 2020 to provide us with additional liquidity during the current year.

See also “Item 1A. Risk Factors—The ongoing COVID-19 pandemic and responses thereto have adversely affected and we expect will continue to adversely affect, our business, results of operations and financial condition.”

We believe our cash balance and cash flows from operations provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for a period that includes the next 12 months. If existing cash and cash generated from operations and borrowings under our revolving credit facility are insufficient to satisfy our liquidity requirements, we may seek to obtain additional debt or equity financing. If additional funds are raised through the issuance of debt, this debt could contain covenants that would restrict our operations. Any financing may not be available in amounts or on terms acceptable to us. If we are unable to obtain required financing, we may be required to reduce the scope of our planned growth efforts, which could harm our financial condition and operating results. In connection with the Merger, we agreed to limit our drawdowns under our 2017 Revolving Credit Facility through the date of the closing of the proposed merger to $2 million plus any fees incurred and limit total additional borrowings to $4 million.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended September 30,
(dollars in thousands)	2020	2019
Net cash provided by operating activities	$170,435	$35,103
Net cash provided by (used in) investing activities	1,358	(18,195)
Net cash (used in) provided by financing activities	(69,766)	(12,018)
Net increase in cash and restricted cash	$102,027	$4,890

Cash Flows from Operations

Net cash provided by operating activities for the nine months ended September 30, 2020 was $170.4 million compared to net cash used in operating activities of $35.1 million for the same period in 2019, an increase of $135.3 million, primarily attributable to an increase in net income and the timing of working capital fluctuations, particularly those in the accounts receivable and accrued expenses and other liabilities which increased as of September 30, 2020 largely due to the $83 million of advance payments received under the Accelerated and Advance Payment Program as described above.

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $1.4 million compared to $18.2 million of cash used for the same period in 2019, a decrease of $19.6 million, or 107.5%, due to the timing of acquisitions and clinic sales.

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2020 was $69.8 million compared to $12.0 million net cash provided by financing activities during the same period in 2019, an increase of $57.8 million largely due to the $15.1 million net payments on long-term debt in the nine months ended September 30, 2020 compared to net long-term debt proceeds of $32.4 million for the same period in 2019. In addition, during the nine months ended September 30, 2020, we purchased certain noncontrolling interests totaling $17.4 million compared to $8.5 million during the same period in 2019.

Capital Expenditures

For the nine months ended September 30, 2020 and 2019, we made capital expenditures of $16.3 million and $17.9 million, respectively, of which $12.1 million and $14.0 million were development capital expenditures, respectively, primarily incurred in connection with de novo clinic development and clinic expansions, and $4.2 million and $3.9 million, respectively, were other capital expenditures, primarily consisting of capital improvements at our existing clinics, including renovations and equipment replacement. Of the capital expenditures during the nine months ended September 30, 2020, there were $0.5 million of capital expenditures recorded in accrued expenses and accounts payable on the accompanying condensed consolidated balance sheet. For 2020, we expect to spend approximately 2% to 2.5% of total annual patient service operating revenues for development capital expenditures and 0.5% to 1% of total annual patient service operating revenues on other capital expenditures.

Debt Facilities

As of September 30, 2020, we had outstanding $584.9 million in aggregate principal amount of indebtedness, with an additional $32.0 million of borrowing capacity available under our 2017 Revolving Credit Facility (and no outstanding letters of credit). Our outstanding indebtedness included $422.4 million of term B loans under our 2017 Credit Agreement, $68.0 million of borrowings under our 2017 Revolving Credit Facility. Our outstanding indebtedness also included our third-party clinic-level debt, which includes term loans and lines of credit, totaling $87.0 million as of September 30, 2020 with maturities ranging from October 2020 to December 2028 and interest rates ranging from 2.96% to 6.55%, and $7.5 million of finance lease obligations. See “Note 9 — Debt” of the notes to the condensed consolidated financial statements for further information about our debt.

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
For the period from April 26, 2019 until September 4, 2019, the date of filing of our Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Covenant Reversion Date”), the loans under the 2017 Term B Loan Facility bore interest at a rate equal to, at ARH’s option, either (a) an alternate base rate equal to the higher of (1) the prime rate in effect on such day, (2) the federal funds effective rate plus 0.5% or (3) the Eurodollar rate applicable for a one-month interest period plus 1.0% (collectively, the “ABR Rate”), plus an applicable margin of 4.50% (increased from 2.25% prior to the Amendment), or (b) LIBOR, adjusted for changes in Eurodollar reserves (“Eurodollar Rate”), plus an applicable margin of 5.50% (increased from 3.25% prior to the Amendment). From and after the Covenant Reversion Date, the applicable margin on term B loans is 4.00% for ABR Rate loans and 5.00% for Eurodollar rate loans. As of September 30, 2020, the interest payable quarterly was 5.15%.
For the period from April 26, 2019 until the Covenant Reversion Date, outstanding loans under the 2017 Revolving Credit Facility bore interest at a rate equal to, at ARH’s option, either (a) the ABR Rate, plus an applicable margin of 4.25%, or (b) the Eurodollar Rate, plus an applicable margin of 5.25%. From and after the Covenant Reversion Date, any outstanding loans under the 2017 Revolving Credit Facility bear interest at a rate equal to, at ARH’s option, either the ABR Rate or the Eurodollar Rate, plus, in each case, an applicable margin priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries, which margin is 1.75% higher than the applicable margin prior to the Amendment. There were $68.0 million of borrowings outstanding under the 2017 Revolving Credit Facility as of September 30, 2020, which had an interest rate of 5.05%. Prior to the Amendment, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was priced off a grid based upon the consolidated net leverage ratio of ARH and its restricted subsidiaries. For the period from April 26, 2019 until the Covenant Reversion Date, the commitment fee applicable to undrawn revolving commitments under the 2017 Revolving Credit Facility was 0.50% without regard to the consolidated net leverage ratio.
The 2017 Credit Agreement contains customary events of default, the occurrence of which would permit the lenders to accelerate payment of the full amounts outstanding. Additionally, the 2017 Credit Agreement contains customary representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. The 2017 Credit Agreement includes a springing maximum consolidated net leverage ratio financial covenant of 6.00:1.00 for the benefit of the lenders under the 2017 Revolving Credit Facility (the “Revolver Financial Covenant”) and, following the Amendment, a maximum consolidated net leverage ratio maintenance financial covenant of 7.00:1.00 for the benefit of the lenders under both the 2017 Revolving Credit Facility and the 2017 Term B Loan Facility. As of September 30, 2020, we were in compliance with the consolidated net leverage ratio covenant in the 2017 Credit Agreement. As of September 30, 2020, we did not meet the covenants for certain loans totaling $1.9 million and therefore reclassified the $0.6 million noncurrent portion of such loans to the Current portion of long-term debt on the accompanying condensed consolidated balance sheet.

The obligations of ARH under the 2017 Credit Agreement are guaranteed by ARHIC and all of its existing and future wholly owned domestic subsidiaries (collectively, the “Guarantors”) and secured by a pledge of all of ARH’s capital stock and substantially all of the assets of ARH and the Guarantors, including their respective interests in their joint ventures.

Our clinic-level debt includes third-party term loans and lines of credit. The loan documents for these clinic-level loans generally include representations and warranties, affirmative covenants and negative covenants, including restrictive financial and operating covenants. We have in the past and may in the future be required to seek waivers or amendments to the loan documents for one or more of our clinics as a result of clinic performance issues or otherwise. We recently entered into agreements with certain of our third-party clinic lenders waiving defaults arising from certain financial covenants at the clinic level. Pursuant to these agreements, as of September 30, 2020, we are obliged to prepay up to an aggregate of approximately $8 million during 2020 and up to an aggregate of approximately $10 million during the second quarter of 2021 of the outstanding clinic-level debt, depending on the satisfaction of certain financial covenants for these clinic loans. Of these amounts, we are responsible for up to approximately $4 million and approximately $5 million, respectively, and our physician partners are responsible for the remainder.

Contractual Obligations and Commitments

The following is a summary of contractual obligations and commitments as of September 30, 2020 (excluding put obligations relating to our joint ventures, dividend equivalent payments due to our pre-IPO option holders, obligations under our income tax receivable agreement, and obligations related to our United litigation settlement, which are described separately below):

Scheduled payments under contractual obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
2017 Credit Agreement loans(1)	$490,400	$8,800	$117,600	$364,000	$—
Operating leases(2)	181,859	31,785	78,974	33,092	38,008
Purchase obligations(3)	173,000	74,500	94,000	4,500	—
Interest payments(4)	108,163	44,075	47,378	16,508	202
Third-party clinic-level debt	87,007	26,909	39,003	18,521	2,574
Finance leases(5)	13,356	1,174	3,712	2,737	5,733
Total	$1,053,785	$187,243	$380,667	$439,358	$46,517
_____________________________
(1)Includes the 2017 Term B Loan Facility with total borrowings of $422.4 million, which bears interest at a variable rate, with principal payments of $2.2 million and interest payments due quarterly, and the 2017 Revolving Credit Facility, which also bears interest at a variable rate, with total borrowings outstanding of $68.0 million.
(2)Net of estimated sublease proceeds of approximately $8 million through 2033. The above includes $1.0 million related to lease obligations that have not yet commenced.
(3)Reflects amounts payable pursuant to minimum purchase commitments under our agreements with certain suppliers. In the event of a shortfall, we are required to pay in cash a portion or all of the amount of such shortfall or may, under certain circumstances, be subject to a price increase or other fee.
(4)Represents interest payments on debt obligations, including the 2017 Term B Loan Facility under the 2017 Credit Agreement described above. To project interest payments on floating rate debt, we have used the rate as of September 30, 2020 which is described above.
(5)Includes $1.0 million related to lease obligations that have not yet commenced.

Put Obligations

We are party to agreements which contain put provisions that require us to purchase a portion or all of the noncontrolling interests held by third parties in certain of our consolidated subsidiaries. These put provisions are exercisable at the third-party owners’ discretion either within specified periods (“time-based puts”) or, in certain cases, upon the occurrence of specific events (“event-based puts”), including the sale of all or substantially all of our assets, closure of the clinic, change of control, departure of key executives, third-party members’ death, disability, bankruptcy, retirement, or if third-party members are dissolved and other events, which could accelerate time-based vesting. Some of these puts accelerated as a result of the IPO, of which some were exercised during the nine months ended September 30, 2020. If the put obligations are exercised by a nephrologist partner, we are required to purchase, at the estimated fair value calculated as set forth in the applicable joint venture agreements, a previously agreed upon percentage of such nephrologist partner’s ownership interest. See “Note 8 — Noncontrolling Interests Subject to Put Provisions” in the notes to the unaudited condensed consolidated financial statements for discussion of these put provisions. The table below summarizes our potential obligations as of September 30, 2020.

Noncontrolling interests subject to put provisions (dollars in thousands)	September 30, 2020
Time-based puts	$107,364
Event-based puts	5,146
Total Obligation	$112,510

As of September 30, 2020, $67.6 million of time-based put obligations were exercisable by our nephrologist partners, including those accelerated as a result of physician IPO put rights. The following is a summary of the estimated potential cash payments in each of the specified years under all time-based puts existing as of September 30, 2020 and reflects the payments that would be made, assuming (a) all vested puts as of September 30, 2020 were exercised on October 1, 2020 and paid according to the applicable agreement and (b) all puts exercisable thereafter were exercised as soon as they vest and are paid accordingly.

(dollars in thousands) Year	Amount Exercisable
2020	$70,690
2021	12,584
2022	12,825
2023	7,557
2024	2,015
Thereafter	1,693
Total	$107,364

The estimated fair values of the interests subject to these put provisions can fluctuate, and the implicit multiple of earnings at which these obligations may be settled will vary depending upon clinic performance, market conditions and access to the credit and capital markets.

Dividend Equivalent Payments

On April 26, 2016, we declared and paid a cash dividend to our pre-IPO stockholders equal to $1.30 per share, or $28.9 million in the aggregate. In connection with the dividend, all employees with outstanding options had their option exercise price reduced and in some cases were awarded future dividend equivalent payment, which were paid on vested options and become due upon vesting for unvested options. Additionally, in connection with the cash dividend, we have made payments to date equal to $1.30 per share, or $5.4 million in the aggregate, to option holders, and, in the case of some performance and market options, as of September 30, 2020 a future payment will be due upon vesting totaling $1.2 million.

Income Tax Receivable Agreement

On April 26, 2016, upon the completion of the IPO, we entered into the TRA, which provides for the payment by us to our pre-IPO stockholders on a pro rata basis of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize as a result of any deductions (including net operating losses resulting from such deductions) attributable to the exercise of (or any payment, including any dividend equivalent right or payment, in respect of) any compensatory stock option issued by us that was outstanding (whether vested or unvested) as of the day before the date of our IPO prospectus (such stock options, “Relevant Stock Options” and such deductions, “Option Deductions”). We plan to fund the payments under the TRA with cash flows from operations and, to the extent necessary, the proceeds of borrowings under our 2017 Revolving Credit Facility. The amounts and timing of our obligations under the TRA are subject to a number of factors, including the amount and timing of the taxable income we generate in the future, whether and when any Relevant Stock Options are exercised and the value of our common stock at the time of such exercise, and to uncertainty relating to the future events that could impact such obligations. Estimating the amount of payments that may be made under the TRA is by its nature imprecise given such uncertainty. However, we expect that during the term of the TRA the payments that we make will be material. Such payments will reduce the liquidity that would otherwise have been available to us. The amount of cash savings for 2019 is estimated to be $10.6 million as of September 30, 2020.

United Settlement

On July 2, 2018, ARA OpCo and ARM executed a binding Settlement Term Sheet with plaintiff United to resolve all ongoing litigation, and on August 1, 2018, the parties entered into a final settlement agreement (the “Settlement Agreement”) on substantially the terms provided in the Settlement Term Sheet. The Settlement Agreement included a release of all claims that were asserted or that could have been asserted against us or against the nephrologists or other healthcare providers who have entered into joint venture arrangements or medical directorships with us (the “Joint Venture Providers”) and the joint venture entities without any admission of liability or wrongdoing. Pursuant to the Settlement Agreement, we will make total settlement payments of $32.0 million, inclusive of administrative fees and fees for plaintiffs’ counsel, in five installments, with an initial present value of $29.6 million, which is included in “Certain legal and other matters” in the Consolidated Statement of

Operations for the year ended December 31, 2018. We paid the first installment in the amount of $10.0 million on August 1, 2018, the second installment in the amount of $8.0 million on August 1, 2019 and the third installment in the amount of $7.0 million on August 1, 2020, and the fourth installment in the amount of $3.5 million on August 1, 2021 and the final installment of $3.5 million on August 1, 2022. As of September 30, 2020, $3.1 million is classified as Accrued expenses and other current liabilities and $2.8 million is classified in Other long-term liabilities. We also agreed to share certain information with United and to follow certain procedures with respect to patients covered by United. Subject to the mutual releases provided in the Settlement Agreement, United also agreed to renew, reinstate, and/or not to terminate the network agreements for any Joint Venture Providers whose network agreements United terminated or chose not to renew from August 1, 2017 through the date of the Settlement Agreement. The Settlement Agreement included customary terms and conditions. In connection with the Settlement Agreement, we also entered into a three-year national network agreement with United on August 1, 2018 that provides for specified reimbursement rates for patients covered by Medicare Advantage, Medicaid HMO and commercial insurance products over the term of the agreement. The in-network agreement went into effect on September 1, 2018.
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

Interest Rate Risk

Our credit facilities contain multiple interest rate options which allow us to choose between a rate based on either (a) the highest of (i) a U.S. prime rate-based interest rate, (ii) a federal funds rate-based interest rate and (iii) a London Interbank Offered Rate-based interest rate for a one-month interest period or (b) a London Interbank Offered Rate-based interest rate for an interest period duration chosen by us. We are subject to changes in interest rates on the outstanding loans under our 2017 Term B Loan Facility. As of September 30, 2020, we had $68.0 million of borrowings outstanding under the 2017 Revolving Credit Facility. Accordingly, we are subject to changes in interest rates with respect to these borrowings and are exposed to interest rate volatility.

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

Because these agreements are designated as cash flow hedges, gains or losses resulting from changes in fair values of these agreements are reported in accumulated other comprehensive income (loss) until such time as each agreement is realized, at which time the amounts are classified as net income. Hedge effectiveness is tested quarterly. As of September 30, 2020, the instruments were perfectly effective for accounting purposes. Net amounts paid or received for each swap or cap that has settled has been reflected as adjustments to interest expense. These instruments do not contain credit risk contingent features. Based on our interest rate swap and caps outstanding as of September 30, 2020, a 1 percentage point increase in interest rates would have increased interest expense by $1.1 million. See “Note 9 — Debt” of the notes to the unaudited condensed consolidated financial statements for further discussion of these derivative agreements.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2020. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our CEO and Interim CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020. Management based its conclusion on the fact that the material weaknesses in the operating effectiveness of our internal control over financial reporting that existed at December 31, 2019, as disclosed in our 2019 Form 10-K, had not been fully remediated at September 30, 2020. For a description of the material weaknesses, see “Part II, Item 9A. Controls and Procedures” in the 2019 Form 10-K and in our Form 10-K for the fiscal year ended December 31, 2018.

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

Other than the changes described above under “Changes in Internal Control over Financial Reporting,” there were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information required by this Part I, Item 3 is incorporated herein by reference to the information set forth in “Note 16 — Certain Legal and Other Matters” to the condensed consolidated financial statements included in this report.

ITEM 1A.    RISK FACTORS
Except as described below, there have been no material changes with respect to the risk factors described in “Part I. Item 1A. Risk Factors” in our 2019 Form 10-K.

The ongoing COVID-19 pandemic and responses thereto have adversely affected, and we expect will continue to adversely affect, our business, results of operations and financial condition.

The global spread and unprecedented impact of COVID-19 is complex and evolving and has resulted in, and we expect will continue to result in disruption to our business and adversely affect our results of operations and financial condition. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. Further, on March 13, 2020, the U.S. government declared the COVID-19 pandemic a national emergency. The extent, duration and magnitude of the COVID-19 pandemic’s effects on us depends on numerous factors, including the rate of COVID-19’s spread and duration of the pandemic, impacts on our staff, patients, physician partners, suppliers and other business partners, the pandemic’s impact on the U.S. economy, the administrative developments related to the pandemic at federal, state and local levels, and our infectious disease prevention and control efforts. The situation surrounding COVID-19 remains fluid, and we are carefully monitoring the impact of the COVID-19 pandemic on our operating and financial performance. Beginning in March 2020 we began to experience increased expenses to protect our patients and staff and a reduction in treatment volume in connection with the pandemic. The impacts on our operating and financial performance due to the COVID-19 pandemic became more significant in the second quarter and continued through the third quarter. We expect these impacts may continue beyond the third quarter. We cannot at this time accurately predict the ultimate impact that COVID-19 will have on our operating and financial performance, but the adverse impact may be material. We have undertaken measures designed to mitigate these impacts, including acceptance of government assistance intended to offset certain of the impacts, but these measures may not be sufficient to fully offset the operating and financial effects on our business from the pandemic.

The COVID-19 pandemic has subjected our business, operations and financial condition to a number of significant risks:

Operations, Revenues and Expenses: The U.S. Department of Homeland Security has identified certain industries, including ours, as a critical infrastructure sector with a special responsibility to continue operations during the pandemic. In light of this, we have undertaken and will continue to undertake measures to protect our patients, staff and physician partners and to enable our continued operation in the face of the pandemic, as discussed under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Pandemic.” These and other measures taken in response to COVID-19 have resulted in increased operating expenses, including higher salary and wage expense, increased supply, equipment and information technology costs and higher legal and consulting costs. For the nine months ended September 30, 2020, we estimate that we incurred an additional $14.3 million in operating expenses as a result of the measures we have taken in response to COVID-19, of which $13.5 million of these additional expenses were offset by grant funds received under the CARES Act. We expect to incur many of these additional operating expenses for the duration of the pandemic, and if the severity of the pandemic increases, these additional expenses could increase. Further, once the effects of the pandemic subside, we expect that certain of these expenses and operational changes, particularly with respect to enhanced health and safety measures, will be necessary for the foreseeable future and will increase our ongoing costs in the future.

The COVID-19 pandemic has also resulted in a substantial impact on our patients. Patients suffering from end-stage renal disease generally have co-morbidities that often place them at increased risk with COVID-19, which may result in increased patient hospitalizations, missed treatments, which includes mortality, and higher mortality. While many of our COVID-19 positive patients recover, missed treatments associated with COVID-19 positive patients during the second quarter resulted in an estimated 0.9% reduction in treatment volume growth compared to the nine months ended September 30, 2019. This reduction in treatment volume growth resulted approximately $4.4 million of reduced patient service operating revenues, net of direct patient costs, for the nine months ended September 30, 2020 of which was offset by $3.4 million of grant funds received under the CARES Act. The adverse impact on our treatment volume could increase in the event of a prolonged or increasingly severe pandemic. Further, broad economic factors resulting from the pandemic, including increasing unemployment rates, may lead to increases in uninsured patients and patients with lower-paying government insurance programs. The impact of this may be delayed or mitigated as a result of patients accessing COBRA and exchange plans but could have a material impact on our longer term earnings. A significant reduction in our treatment volume or in the number of patients with commercial insurance would have a material adverse effect on our revenues, earnings and cash flows.

During the third quarter of 2020, we did not experience any significant issues in billing or cash collections directly associated with the COVID-19 pandemic. However, almost all U.S. states and many local jurisdictions previously issued and many retain, “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions and recommendations for their residents to control the spread of COVID-19. States and local jurisdictions may in the future re-issue similar or more restrictive orders, restrictions and recommendations. These efforts, and the resulting widespread closures of businesses not deemed “essential,” work stoppages, slowdowns and delays, work-from-home policies, and travel restrictions, may result in delays in our billing or cash collections due to lower claims operations staffing levels and longer call waiting times at certain of our commercial payors. If delays such as these become significant in number or duration, it could result in an adverse impact on our collections, which would negatively impact our earnings.

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

Financial Condition and Indebtedness: In light of uncertainty in the global economy and financial capital markets resulting from the COVID-19 pandemic, in March 2020, we drew down all of the $30.5 million that was available under our revolving credit facility as a precautionary measure to strengthen our liquidity. While we repaid a portion of these borrowings in the third quarter, as of September 30, 2020, we still had $68 million of borrowings outstanding under our revolving credit facility. As we manage through the effects of the pandemic, we or our clinics may be unable to satisfy financial covenants in our debt agreements. A default under our revolving credit facility or under our clinic-level debt would enable the lenders to terminate their commitments thereunder and could trigger a cross-default, acceleration or other consequences under our other indebtedness or financial instruments. There is no guarantee that debt financings will be available in the future to fund our obligations or will be available on terms consistent with our expectations.

The CARES Act enacted in March 2020 is intended to assist many aspects of the American economy, and includes provisions to expand existing and introduce new programs to provide additional sources of liquidity to healthcare providers. We and our facilities have received funds under certain of these programs. See “Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Certain of these funds represent deferrals of amounts otherwise currently due from us or advances on future revenues. While funds representing deferrals or advances provide us with additional short-term liquidity, to the extent that we elect to use those funds for current expenses, the repayment of these amounts when due may result in an adverse impact on our financial condition. Furthermore, the terms and conditions published by the U.S. Department of Health and Human Services that apply to certain grants we received require that the funds may only be used to offset lost revenue and increased expenses attributable to the COVID-19 pandemic. To date we have applied $16.8 million of these grants funds to offset lost revenue and increased expenses, but our ability to utilize and retain some or all of these remaining grant funds will depend on the magnitude, timing and nature of the impact of COVID-19 and that the terms and conditions related to such provider relief funding or other government relief programs will not change or be interpreted in ways that impact our ability to comply with such terms and conditions in the future. We continue to evaluate the terms and conditions and the financial impact of funds received under the CARES Act and the other government relief programs. Further, there can be no assurance as to whether the federal government may consider additional stimulus and relief efforts and the impact of such measures or legislation on our operations.

Growth: With the COVID-19 pandemic, the slower pace of de novo clinic development we experienced in 2019 has continued into 2020, and we expect it will continue through the remainder of 2020 and possibly beyond, which could impact revenue growth. This slower pace of development could be further impacted to the extent that the pandemic results in difficulties obtaining commercially viable financing for clinics, construction delays or delays in certification as a result of business activity restrictions. We expect that the use of these grant funds by healthcare providers will be subject to significant scrutiny by the federal government. We have structured and will continue to structure our use of these funds in accordance with the terms and conditions, but federal regulators may disagree with our interpretation of these terms and conditions and require that we repay some or all amounts received at our facilities and pay or impose other penalties.

The impact of the COVID-19 pandemic continues to rapidly evolve, and the continuation and resurgence of the pandemic that have been experienced in various regions, or further resurgences or waves of the pandemic, could precipitate or aggravate the other risk factors that we identified in our 2019 Form 10-K, which in turn could further materially adversely affect our business, financial condition, liquidity, results of operations and profitability, including in ways that are not currently known to us or that we do not currently consider to present significant risks.

Risks Related to Information Technology

Disruptions of information technology systems or data security breaches could adversely affect our business.

Significant disruptions of information technology systems or security breaches of our internal systems and those of third parties, including in our remote work environment as a result of the COVID-19 pandemic, could adversely affect our business and clinic operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. Any such event that leads to unauthorized access or damage from computer viruses, malware, natural disasters, terrorism, war and telecommunications and electrical failures, and use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, compel us to comply with federal and/or state breach notification laws, subject us to liability under laws and regulations that protect the privacy and security of personal information, which could disrupt our business, result in increased costs or loss of revenue, and/or result in significant legal and financial exposure. Moreover, the prevalent use of mobile devices to access confidential information increases the risk of security breaches. Such systems are also vulnerable to service interruptions or to security breaches from cyber-attacks by malicious third parties over the Internet or through other mechanisms. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect, and any delay in identifying them may further harm us. Cyber-attacks could include the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause protected health information to be transmitted to an unintended recipient. The number and complexity of these threats continue to increase over time. Cyber threats may be broadly targeted, or they may be targeted against our information systems or those of our third-party contractors. In particular, there have been increasing number of cyber threats and attempts by foreign hackers targeted towards U.S. healthcare providers and companies.

While we have not experienced any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our business, it could result in a material disruption of our clinic operations. In addition, as risks with respect to our information systems continue to evolve, we could incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential, personal or proprietary information, we could incur liability, including regulatory fines and other losses with respect to privacy claims.

Risks related to the Proposed Merger

Our inability to complete the Merger, or to complete the Merger in a timely manner, including as a result of the failure to obtain stockholder approval to adopt the Merger Agreement, the failure to obtain required regulatory approvals or the failure to satisfy the other conditions to the consummation of the Merger could negatively affect our business, financial condition and results of operations.

The Merger is subject to various closing conditions such as the approval of our stockholders, as well as certain regulatory approvals in various jurisdictions, among other customary closing conditions. It is possible that our stockholders will not approve the Merger or that a government entity may prohibit, enjoin or refuse to grant approval for the consummation of the Merger. If any condition to the closing of the Merger is not satisfied or, if permissible, not waived, the Merger will not be completed. In addition, satisfying the conditions to the closing of the Merger may take longer than we expect. There can be no assurance that any of the conditions to closing will be satisfied or waived or that other events will not intervene to delay or result in the failure to consummate the Merger.

If the Merger is not completed for any reason, our stockholders would not receive any payment for their shares in connection with the Merger, and we would remain an independent public company, with our shares continuing to be traded on the New York Stock Exchange. Depending on the circumstances that would have caused the Merger not to be completed, the price of our common stock may decline materially. If that were to occur, it is uncertain when, if ever, our common stock would return to the price levels at which the shares currently trade.

Failure to complete the Merger could trigger the payment of a termination fee, and, whether or not the Merger is consummated, we have incurred and will continue to incur significant costs, fees and expenses relating to professional services.

Under the Merger Agreement, we may be required to pay a termination fee (the “Termination Fee”) of approximately $12.1 million (or, under certain specified circumstances in connection with a bona fide written acquisition proposal received prior to November 10, 2020, approximately $5 million), if the Merger Agreement is terminated under specified circumstances, including, among others, circumstances in which (i) our board of directors changes its recommendation with respect to the transaction or we terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement). There can be no assurance that the Merger Agreement will not be terminated under the circumstances triggering these termination fee obligations. Furthermore, whether or not the Merger is consummated, we have incurred, and will continue to incur, significant costs, fees and expenses relating to professional services in connection with the Merger. Payment of these costs, fees and expenses could adversely affect our business, financial condition and results of operations.

Uncertainties associated with the Merger may cause us to lose patients, payors, suppliers, and physician partners and make it more difficult to retain and hire key personnel, and the Merger may disrupt our current plans and operations or divert management’s attention from our ongoing business.

As a result of the uncertainty surrounding the conduct of our business while the Merger is pending, our relationships with patients, payors, suppliers, physician partners and other parties may be adversely affected. Due to uncertainty about our future while the Merger is pending, we may lose patients, payors, suppliers or physician partners, and other parties may alter their business relationships with us.

Also, our employees, including key personnel, may be uncertain about their future roles and relationships with us following the completion of the Merger, which may adversely affect our ability to retain them or to hire new employees, and, while the Merger is pending, the potential disruption of plans or diversion of management’s attention from our ongoing business operations could adversely affect our business, financial condition and results of operations.

In addition, the Merger Agreement generally requires us to operate in the ordinary course of business consistent with past practice, pending consummation of the Merger and restricts us from taking certain actions with respect to our business and financial affairs without Parent’s consent. Such restrictions will be in place until either the Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the Merger. For these and other reasons, the pendency of the Merger could adversely affect our business, financial condition and results of operations.

The Merger Agreement contains provisions that could make it difficult for a third party to acquire us prior to the completion of the Merger.

The Merger Agreement contains restrictions on our ability to obtain a third-party proposal for an acquisition of our company. These provisions include our agreement, from November 10, 2020 until the effective time of the Merger, not to solicit or initiate any additional discussions with third parties regarding other proposals to acquire us, as well as restrictions on our ability to respond to such proposals, subject to fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains certain termination rights, including, under certain circumstances, a requirement for us to pay to Parent the Termination Fee.

These provisions might discourage an otherwise interested third party from considering or proposing an acquisition of ARA, even one that may be deemed of greater value to our stockholders than the Merger. Furthermore, even if a third party elects to propose an acquisition, the concept of a termination fee may result in that third party offering a lower value to our stockholders than such third party might otherwise have offered.

Stockholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, financial results and operations.

We may incur additional costs in connection with the defense or settlement of any future stockholder litigation in connection with the Merger. Such litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with indemnification obligations to our directors and officers. Furthermore, one of the conditions to the closing of the Merger is the absence of any governmental order or law preventing the Merger or making the consummation of the Merger illegal. Consequently, if a plaintiff were to secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting our ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

Any disruptions to our business while the Merger is pending that have a material adverse impact to our financial results could result in increased borrowings

While the Merger is pending, a significant reduction in revenues and the consequential impact on our results of operations could negatively impact our cash on hand. Accordingly, ARA would need to draw on its current revolving credit facilities or obtain financing from other sources in order to fund operations and capital expenditures.

Our executive officers and directors may have interests that are different from, or in addition to, those of our stockholders generally.

Our executive officers and directors may have interests in the Merger that are different from, or are in addition to, those of our stockholders generally. These interests include direct or indirect ownership of our common stock, stock options and restricted stock, and the potential receipt of change in control or other severance payments in connection with the consummation of the Merger.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2020, we repurchased 2,700 shares of common stock at an aggregate cost of $17,388 to satisfy tax withholding obligations upon the vesting of previously granted shares of restricted stock. The following table provides information about such repurchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	$—	—	—
August 1 - August 31	61	$6.45	—	—
September 1 - September 30	2,639	$6.42	—	—
	2,700	$6.44	—	—

ITEM 6.    EXHIBITS

The following is a list of all exhibits filed or furnished as part of this Report:

EXHIBIT NUMBER	EXHIBIT DESCRIPTION

2.1
Agreement and Plan of Merger, dated as of October 1, 2020, by and among IRC Superman Midco, LLC, Superman Merger Sub, Inc. and American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Amendment No. 1 to Current Report on Form 8-K/A filed on October 2, 2020)

3.1
Amended and Restated Certificate of Incorporation of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

3.2	Amended and Restated Bylaws of American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on April 26, 2016)

10.1
Voting and Support Agreement, dated as of October 1, 2020, by and among IRC Superman Midco, LLC, the stockholders of American Renal Associates Holdings, Inc. party thereto and solely for purposes of Sections 8 and 21 therein, American Renal Associates Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2020)

10.2*	Letter Agreement, dated as of October 1, 2020, by and between American Renal Associates Holdings, Inc. and ECG Ventures, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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

November 5, 2020

(Date)